Form 10-Q
period 1996-03-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1996-05-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended March 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------------

Commission File Number 000-21786



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           STATE OF DELAWARE                                        57-0962375
- - --------------------------------------------------  --------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
     incorporation or organization)


7909 Parklane Road,  Suite 150,  Columbia, SC                        29223
- - --------------------------------------------------  --------------------------------------
  (Address of Principal Executive Office)                          (Zip Code)


Registrant's telephone number, including area code    (803)741-3000
                                                    --------------------------------------


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES     X       NO
     -------       ------

The number of shares of common stock of the Registrant outstanding as of May 1, 1996, was 18,017,135.



                                     Page 1
                         Exhibit Index on Pages A to E

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended March 31, 1996

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT



                                                                       PAGE
                                                                       ----
PART I.     FINANCIAL INFORMATION
- - ---------------------------------

Item 1. Financial Statements - (Unaudited)
- - ------------------------------------------


Consolidated Balance Sheet                                              3


Consolidated Statement of Income                                        4


Consolidated Statement of Changes in Stockholders' Equity               5


Consolidated Statement of Cash Flows                                    6


Notes to Consolidated Financial Statements                              7



ITEM 2.     Management's Discussion and Analysis of                     8
- - ---------------------------------------------------
     Financial Condition and Results of Operations
     ---------------------------------------------


PART II.     OTHER INFORMATION                                          17
- - ------------------------------


SIGNATURES                                                              18
- - ----------


ITEM 6.      Exhibits and Reports on Form 8-K                          A-E
- - ---------------------------------------------


                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                 March 31,    December 31,
                                                   1996          1995
                                                ------------  -------------
                                                 (Unaudited)
ASSETS
Cash                                             $    3,307    $    2,161
Receivables                                          67,912        57,893
Mortgage-backed securities                          116,556        22,391
Mortgage loans held for sale                        980,088     1,012,838
Mortgage servicing rights, net                      100,845        99,912
Premises and equipment, net                          18,840        16,314
Accrued interest on loans held for sale               8,647         9,464
Other assets                                         10,146        10,124
                                                 ----------    ----------
 Total assets                                    $1,306,341    $1,231,097
                                                 ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Short-term borrowings                           $1,063,465    $1,005,557
 Long-term borrowings                                24,000        65,530
 Accrued expenses                                    10,702        10,036
 Other liabilities                                   62,121        56,570
                                                 ----------    ----------
 Total liabilities                                1,160,288     1,137,693
                                                 ----------    ----------

Stockholders' equity
 Common stock                                           180           146
 Additional paid-in capital                         132,588        84,533
 Retained earnings                                   15,185        10,725
 Unearned shares of employee stock ownership plan    (1,900)       (2,000)
                                                 ----------    ----------
 Total stockholders' equity                         146,053        93,404
                                                 ----------    ----------

 Total liabilities and stockholders' equity      $1,306,341    $1,231,097
                                                 ==========    ==========





          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                  (Unaudited)



                                                  For the Three Months Ended
                                                            March 31,
                                                 ---------------------------
                                                      1996          1995
                                                 -------------   -----------
REVENUES
  Interest income                                $    18,445    $     3,444
  Interest expense                                   (15,202)        (2,650)
                                                 -----------    -----------
  Net interest income                                  3,243            794
  Net gain on sale of mortgage loans                  18,533            550
  Gain on sale of mortgage servicing rights               66          1,816
  Loan servicing fees                                  7,130          5,851
  Other income                                            78            537
                                                 -----------    -----------
       Total revenues                                 29,050          9,548
                                                 -----------    -----------
EXPENSES
  Salary and employee benefits                        12,666          3,800
  Occupancy expense                                    1,276            393
  Amortization of mortgage servicing rights            3,670          2,028
  General and administrative expenses                  4,187          1,652
                                                 -----------    -----------
       Total expenses                                 21,799          7,873
                                                 -----------    -----------

  Income before income taxes                           7,251          1,675
  Income tax expense                                  (2,791)          (642)
                                                 -----------    -----------
  Net income                                     $     4,460    $     1,033
                                                 ===========    ===========

  Weighted average shares                         14,963,313     14,464,128
                                                 ===========    ===========
  Net income per common share                    $      0.30    $      0.07
                                                 ===========    ===========




          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                  (Unaudited)




                                                                                Unearned Shares of
 Three Months Ended                                  Additional Paid-  Retained   Employee Stock
   March 31, 1995                    Common Stock       In Capital     Earnings   Ownership Plan      Total
- - -----------------------------    ------------------- ----------------  -------- -----------------  ----------
                                    Shares   Amount
                                 ---------- --------
Balance, December 31, 1994       11,944,304   $ 119    $  60,157     $  20,338     $               $ 80,614

Issuance of restricted stock         43,402       1          406                                        407
Stock dividend adjustment           599,347       6        5,630        (5,636)
Loans to ESOP                                                                          (500)           (500)
Net income                                                               1,033                        1,033
                                 ----------   -----    ---------     ---------     --------        --------
Balance, March 31, 1995          12,587,053   $ 126    $  66,193     $  15,735     $   (500)       $ 81,554
                                 ==========   =====    =========     =========     ========        ========




 Three Months Ended
   March 31, 1996
- - --------------------------

Balance, December 31, 1995       14,550,462   $ 146    $  84,533     $  10,725     $ (2,000)       $ 93,404

Issuance of restricted stock         16,410       *          256                                        256
Net proceeds of public offering   3,426,552      34       47,417                                     47,451
Shares issued under dividend
    reinvestment and stock
    purchase plan                    23,711       *          335                                        335
Shares committed to be
    released under ESOP                                       47                        100             147
Net income                                                              4,460                         4,460
                                 ----------    ----    ---------     --------      --------        --------
Balance, March 31, 1996          18,017,135     180    $ 132,588     $ 15,185      $ (1,900)       $146,053
                                 ==========    ====    =========     ========      ========        ========

* Amount less than $1


          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

- - ------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended March 31,
                                                                                   1996         1995
- - ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                 $      4,460  $    1,033
  Adjustments to reconcile net
     income to cash used in operating activities:
     Depreciation and amortization                                                  4,267       2,050
     Net increase in allowance for estimated foreclosure losses                       100
     (Increase) decrease in receivables                                           (10,019)      8,742
     Acquisition of mortgage loans                                             (3,137,847)   (474,133)
     Proceeds from sales of mortgage loans and mortgage-backed securities       3,094,843     405,958
     Acquisition of mortgage servicing rights                                     (54,547)     (5,141)
     Sales of mortgage servicing rights                                            50,032       6,122
     Net gain on sales of mortgage loans and servicing rights                     (18,599)     (2,366)
     Decrease (increase) in accrued interest on loans                                 817        (188)
     Increase in other assets                                                         (22)       (483)
     Increase in accrued expenses and other liabilities                             6,217       1,268
- - -----------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                 (60,298)    (57,138)
- - -----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of premises and equipment, net                                         (3,123)       (227)
- - -----------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                  (3,123)       (227)
- - -----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     10,663,502   1,536,018
  Repayment of borrowings                                                     (10,647,124) (1,474,798)
  Issuance of restricted stock                                                        256         407
  Net proceeds of public offering                                                  47,451
  Activity under Employee Stock Ownership Plan, net                                   147        (500)
  Shares issued under dividend reinvestment and stock purchase plan                   335
- - -----------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                              64,567      61,127
- - -----------------------------------------------------------------------------------------------------------
Net increase in cash                                                                1,146       3,762
Cash, beginning of year                                                             2,161         232
- - -----------------------------------------------------------------------------------------------------------
Cash, end of year                                                            $      3,307  $    3,994
- - -----------------------------------------------------------------------------------------------------------





          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996



Note 1 - Basis of Presentation:

   The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 1995, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

   Prior to April 1, 1995, and in conjunction with the acquisition of mortgage loans, the Company capitalized as mortgage servicing rights the portion of the purchase price which represented the premium paid for the right to service the mortgage loans. The amount capitalized was subsequently reduced if the mortgage loans were sold at a gain. Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights-An amendment of FASB Statement No. 65." Accordingly, effective April 1, 1995, and as required by SFAS No. 122, the Company now allocates the total cost of a whole mortgage loan to the mortgage servicing right (MSR) and the loan (without servicing rights) based on relative fair values. The amount capitalized is no longer required to be reduced if the mortgage loan is sold at a gain. The market value of the servicing rights for purposes of allocating cost and evaluating impairments is estimated based upon forward committed delivery prices allocated thereto under the terms of existing contracts to sell the underlying MSRs. The Company periodically assesses its capitalized MSRs for impairment (on a stratified basis) based on the fair values of those rights. Impairment would be recognized as a valuation allowance for each impaired stratum.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.



ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of the Company (and the notes thereto) and the other information included or incorporated by reference into the Company's 1995 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, the "Risk Factors" discussion set forth in the Company's final Prospectus dated March 11, 1996, identifies important factors that could cause actual results to differ materially from those in the forward-looking statement.

THE COMPANY

     Resource Bancshares Mortgage Group, Inc. (the Company) was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the mortgage banking business of RBC were transferred to the Company on June 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As a result, RBC retained a significant ownership interest in the Company. As of March 31, 1996, RBC owns approximately 38% of the outstanding common stock of the Company.

     The Company is principally engaged in the purchase and origination of mortgage loans, which it aggregates into mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). The Company sells the mortgage-backed securities it creates to institutional purchasers with the rights to service the underlying loans being retained by the Company. The servicing rights retained are generally sold separately but may be held for extended periods by the Company.

LOAN PRODUCTION

     A summary of loan production by source for the periods indicated is set forth below:



                                  Quarter Ended March 31,
                                     ($ in thousands)
                              -------------------------------
(Unaudited)                       1996                1995
                              ------------        -----------

Loan Production:
  Correspondent Division        $2,556,751          $447,410
  Wholesale Division               368,640            26,723
  Retail Division                  118,169
                                ----------          --------
Total Loan Production           $3,043,560          $474,133
                                ==========          ========


     Average estimated market share for the first quarter of 1996 was 1.39% as compared to 0.40% for the comparable period of 1995. Historically, the Company was exclusively focused on purchasing loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation which purchased its first loan in May of 1994, and a retail operation, which originated its first loan in May of 1995. Accordingly, correspondent operations accounted for 84% of the Company's loan production and 1.17% of its total market share for the first quarter of 1996 as compared to 94% and 0.38% for the first quarter of 1995.

Correspondent Loan Production

     A summary of key information relevant to the Company's correspondent loan production activities is set forth below:


                                                          At or For the Quarter Ended March 31,
                                                                   ($ in thousands)
                                                          -------------------------------------
(Unaudited)                                                      1996                1995
                                                          -----------------    ----------------
U. S. 1-4 Family Mortgage Originations Statistics (1)
   U. S. 1-4 Family Mortgage Originations                       219,000,000       119,000,000
   Adjustable Rate Mortgage Market Share                              20.00%            52.00%

Company Information
   Correspondent Loan Production                               $  2,556,751      $    447,410
   Estimated Market Share of Correspondent Division                    1.17%             0.38%
   Approved Correspondents                                              787               551


     (1) Source:  Mortgage Bankers Association of America, Economics Department.


     The 471% increase in correspondent loan production from $0.4 billion for the first quarter of 1995 to $2.6 billion for the first quarter of 1996 was primarily due to the combined positive impact of expansion of the Company's correspondent network, an overall improvement in mortgage interest rates, and the decline in the adjustable rate mortgage (ARM) share of the U.S. market from 52% in the first quarter of 1995 to an estimated 20% for the first quarter of 1996. The number of approved correspondents increased by 236 or 43% from 551 at March 31, 1995, to 787 at March 31, 1996.

Wholesale Loan Production

     A summary of key information relevant to the Company's wholesale production activities is set forth below:


                                              At or For the Quarter Ended March 31,
                                                       ($ in thousands)
                                             --------------------------------------
(Unaudited)                                        1996                   1995
                                             --------------           -------------

Wholesale Loan Production                         $368,640              $26,723
Wholesale Division Direct
  Operating Expenses                              $  1,874              $   392
Approved Brokers                                     1,393                  291
Number of Branches                                      11                    7
Number of Employees                                    106                   30

     The $342 million increase in wholesale loan production from $27 million for the first quarter of 1995 to $369 million for the first quarter of 1996 relates to the Company's initial expansion into these new activities beginning in May of 1994. That is, during the first quarter of 1995, this division was still largely in its initial startup stage. Similarly, the numbers of approved brokers, branches and employees has also increased significantly.

Retail Loan Production

     A summary of key information relevant to the Company's retail production activities that commenced in May of 1995 is set forth below:



                                         At or For the Quarter Ended March 31,
                                                   ($ in thousands)
                                         -------------------------------------
(Unaudited)                                    1996                1995
                                         ---------------     -----------------
Retail Loan Production                        $118,169             N/A
Retail Division Operating Expenses            $  4,078             N/A
Number of Branches                                   6             N/A
Number of Employees                                174             N/A

LOAN SERVICING

     A summary of key information relevant to the Company's loan servicing activities is set forth below:



                                                         At or For the Quarter Ended March 31,
                                                                    ($ in thousands)
                                                         -------------------------------------
(Unaudited)                                                   1996                   1995
                                                         ------------            -------------
Underlying Unpaid Principal Balances:
  Beginning Balance                                        $5,562,930             $4,039,847
  Loan Production (net of servicing released
    production)                                             3,035,555                359,468
  Net Change in Work-in-Process                              (253,958)
  Bulk Acquisitions                                                                   21,636
  Sales of Servicing                                       (2,357,099)              (372,347)
  Paid-In-Full Loans                                         (138,332)               (25,224)
  Amortization, Curtailments, and Others, net                 (21,825)               (28,842)
                                                         ------------            -----------
  Ending Balance                                           $5,827,271             $3,994,538
                                                         ============            ===========

Loan Servicing Fees                                        $    7,130             $    5,851
Cash Operating Expenses                                        18,129                  5,845
Coverage Ratio                                                     39%                   100%

Average Underlying Unpaid Principal Balances               $5,893,780             $4,098,234
Weighted Average Note Rate                                       7.67%                  7.92%
Weighted Average Servicing Fee                                    .41%                   .45%
Delinquency (30+ days)                                           2.64%                  4.12%
Number of Servicing Division Employees                            119                     91

     The $1.8 billion or 44% increase in the average underlying unpaid principal balance of mortgage loans being serviced for the first quarter of 1996 as compared to the first quarter of 1995 is primarily related to the Company's increased loan production volumes. Specifically, since the Company generally sells servicing rights related to the loans it produces within 90 to 180 days of purchase or origination, the increased production volume for the first quarter of 1996 resulted in a higher volume of mortgage servicing rights held in inventory pending sale as compared to the first quarter of 1995.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1996, COMPARED TO THE QUARTER ENDED MARCH 31, 1995

SUMMARY

     Total revenues of the Company increased 204% to $29.0 million for the first quarter of 1996 as compared to $9.5 million for the first quarter of 1995. The $19.5 million increase in revenues was primarily due to a $2.4 million increase in net interest income and a $16.2 million increase in gains on sales of loans and servicing rights, which were partially offset by a $12.3 million increase in operating expenses (exclusive of amortization and taxes). The increase in net interest income is primarily due to the increased volume of loans originated and purchased, which resulted in higher average volumes of mortgages held pending resale. Similarly, the increase in gains on sales of loans and servicing rights is related to the Company's increased first-quarter 1996 loan production volumes. The increase in operating expenses is primarily attributable to increased costs associated with increased loan production and loan servicing volumes and increased costs associated with expansion into wholesale and retail operations. Costs related to the Company's expansion into retail and wholesale operations account for approximately $4.1 million and $1.5 million, or 33% and 12%, respectively, of the total increase in operating expenses for the first quarter of 1996 compared to the same period of the prior year.

     The following sections discuss the components of the Company's results of operations in greater detail.


NET INTEREST INCOME

     The following table analyzes net interest income in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds). All dollars are in thousands; the information presented is unaudited.


                                                                                                    Variance
  Average Volume      Average Rate                                     Interest                 Attributable to
- - ------------------------------------                               -----------------           -------------------
  1996       1995     1996    1995                                   1996     1995   Variance    Rate     Volume
- - ------------------------------------                               -----------------------------------------------
                                     INTEREST INCOME
                                     ---------------
                                     Mortgages Held for Sale and
$ 987,387  $165,999   7.47%   8.30%  Mortgage-Backed Securities     $18,445  $3,444   $15,001  $(2,039)   $17,040
- - ------------------------------------                               -----------------------------------------------
                                     INTEREST EXPENSE
                                     ----------------
  355,757   104,599   4.82%   3.81%  Warehouse Line                   4,261     983     3,278      918      2,360
  589,994    49,482   5.87%   6.32%  Gestation Line                   8,604     771     7,833     (589)     8,422
   57,694    24,533   8.25%   8.08%  Servicing Secured Line           1,183     489       694       33        661
   27,597             5.86%          Servicing Receivable Line          402               402                 402
   21,198             8.23%          Other Borrowings                   434               434                 434
                                     Facility Fees & Other Charges      318     407       (89)                (89)
- - ------------------------------------                               -----------------------------------------------
1,052,240   178,614   5.81%   6.02%  Total Interest Expense          15,202   2,650    12,552      362     12,190
- - ------------------------------------                               -----------------------------------------------
                      1.66%   2.28%  Net Interest Income            $ 3,243  $  794   $ 2,449  $(2,401)   $ 4,850
                    ================                               ===============================================

     Net interest income increased 308% to $3.2 million for the first quarter of 1996 compared to $0.8 million for the first quarter of 1995. The $2.4 million increase in net interest income is primarily attributable to the 495% increase in the average volume of mortgages held for sale and mortgage-backed securities for the first quarter of 1996 from that of the first quarter of 1995. This increase in volume more than offset the negative effects of the decrease in the interest-rate spread of 62 basis points to 166 basis points for 1996 as compared to 228 basis points for 1995. The Company's long-term mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its earning asset yields are based upon long-term rate indices. Thus, the decrease in interest-rate spread was primarily the result of the narrower spreads between long-term and short-term rates in the first quarter of 1996 versus the first quarter of 1995.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

     Net gains on sales of mortgage loans and mortgage servicing rights increased $16.2 million or 675% to $18.6 million for the first quarter of 1996 as compared to $2.4 million for the first quarter of 1995. As further discussed below, this increase is primarily due to higher volumes of mortgage loans and mortgage servicing rights sold during the first quarter of 1996 compared to the first quarter of 1995, partially offset by the effects of thinner profit margins on sales.

Net Gain on Sale of Mortgage Loans

     A reconciliation of the effects of SFAS No. 91, SFAS No. 65, and SFAS No. 122 on the gain on sale of mortgage loans for the periods indicated follows:


                                                      For the Quarter Ended March 31,
                                                            ($ in thousands)
                                                      -------------------------------
(Unaudited)                                              1996                 1995
                                                      -----------          ----------
Gross proceeds on sales of mortgage loans              $3,094,843           $405,958
Initial unadjusted acquisition cost of
  mortgage loans sold                                   3,093,179            405,319
                                                       ----------           --------
Unadjusted gain on sale of mortgage loans                   1,664                639
Administrative fees collected                               8,775                833
                                                       ----------           --------
Unadjusted aggregate margin                                10,439              1,472
Acquisition basis allocated to mortgage
  servicing rights (SFAS No. 122)                           8,179
Gains deferred to reduce mortgage
  servicing rights (SFAS No. 65)                                                (922)
Net change in deferred administrative
  fees (SFAS No. 91)                                          (85)
                                                       ----------           --------
Net gain on sale of mortgage loans                     $   18,533           $    550
                                                       ==========           ========


     The Company sold loans during the first quarter of 1996 with an aggregate unpaid principal balance of $3.1 billion compared to sales of $0.4 billion for the first quarter of 1995. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $1.7 million (5 basis points) for the first quarter of 1996 and $0.6 million (16 basis points) for the first quarter of 1995. The Company received administrative fees of $8.7 million (28 basis points) on these loans during the first quarter of 1996 and $0.8 million (21 basis points) during the first quarter of 1995. The Company allocated $8.2 to basis in mortgage servicing rights in the first quarter of 1996, due to the adoption of SFAS No. 122. Also, there was no gain deferred against mortgage servicing rights during the first quarter of 1996 due to the adoption of SFAS No. 122, while $0.9 million was deferred during the comparable period of 1995. As a result, net gain on sale of mortgage loans increased to $18.5 million for the first quarter of 1996 versus $0.6 million for 1995. This increase was primarily due to the 663% increase in the volume of mortgage loans sold, which was partially offset by a two-basis point decrease in the aggregate unadjusted margin from 36 basis points for the first quarter of 1995 to 34 basis points for the first quarter of 1996. The thinner margin is primarily attributed to competitive pricing conditions in 1996.

     Although implementation of SFAS No. 122 accounts for a significant portion of the increase in the amount reported as net gain on sale of mortgage loans, implementation also accounts for a significant portion of the decrease in the amount reported as gain on sale of mortgage servicing rights, as discussed below.

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


                                                        For the Quarter Ended March 31,
                                                                ($ in thousands)
                                                        -------------------------------
(Unaudited)                                                 1996                1995
                                                        ------------        -----------

Underlying unpaid principal balances of
  mortgage loans on which servicing rights
  were sold during the period                            $2,357,099           $372,347
                                                         ==========           ========
Gross proceeds from sales of mortgage
  servicing rights                                       $   50,032           $  6,122
Initial acquisition cost, net of amortization                44,280              5,880
                                                         ----------           --------
Unadjusted gain on sale of mortgage
  servicing rights                                            5,752                242
Acquisition basis allocated from mortgage loans,
  net of amortization (SFAS No. 122)                         (5,686)
Previously deferred administrative fees and
  gain on sale of mortgage loans recognized
  (SFAS No. 65 and No. 91)                                                       1,574
                                                         ----------           --------
Gain on sale of mortgage servicing rights                $       66           $  1,816
                                                         ==========           ========


     During the first quarter of 1996, the Company completed nine sales of mortgage servicing rights representing $2.4 billion of underlying unpaid principal mortgage loan balances. This compares to one sale of mortgage servicing rights representing $0.4 billion of underlying unpaid principal mortgage loan balances in the first quarter of 1995. Unadjusted gain on sale of mortgage servicing rights was $5.8 million for the first quarter of 1996, up from $0.2 million for 1995. The Company reduced this unadjusted gain by $5.7 million in the first quarter of 1996 due to the adoption of SFAS No. 122 effective April 1, 1995. Similarly, prior to adoption of SFAS No. 122, the Company recognized $1.6 million in previously deferred administrative fees and gain on sales of mortgage loans. As discussed above, SFAS No. 122 does not require that gains on sale of mortgage loans or administrative fees be deferred as a reduction of basis in mortgage servicing rights. Thus, the $1.8 million decline in gain on sale of mortgage servicing rights is primarily related to adoption of SFAS No. 122.

NET SERVICING MARGIN

     Loan servicing fees were $7.1 million for the first quarter of 1996, compared to $5.9 million for the first quarter of 1995, an increase of 22%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $5.9 billion during the first quarter of 1996 from $4.1 billion during the first quarter of 1995, an increase of 44%. Similarly, amortization of mortgage servicing rights also increased to $3.7 million during the first quarter of 1996 from $2.0 million during the first quarter of 1995, an increase of 81%. The increase in amortization is primarily attributed to the growth in the average balance of the mortgage loans serviced. As a result, net servicing margin decreased to $3.5 million during the first quarter of 1996, compared to $3.9 million during the first quarter of 1995, a decrease of 9%.

     Included in loan servicing fees for 1996 and 1995 are subservicing fees received by the Company of $318,000 and $253,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

     The following tables summarizes the net servicing margin for the first quarters of both 1996 and 1995:



                                                                 For the Quarter Ended March 31,
                                                                       ($ in thousands)
                                                             -------------------------------------
(Unaudited)                                                       1996                 1995
                                                             -------------        ----------------
Loan servicing fees                                            $    7,130            $    5,851
Amortization of mortgage servicing rights                           3,670                 2,028
                                                               ----------            ----------
Net servicing margin                                           $    3,460            $    3,823
                                                               ==========            ==========
Average underlying unpaid principal balance
of mortgage loans serviced                                     $5,893,780            $4,098,234
                                                               ----------            ----------

OTHER INCOME

     Other income decreased during 1996 compared to 1995, primarily due to a decrease in administrative fees received from sales of servicing-released loans during 1996.

EXPENSES

     The $12.3 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits; which increased $8.9 million, or 233%. Through the end of the first quarter of 1996, the Company increased its employee headcount by 578 from 373 at March 31, 1995, to 951 at March 31, 1996. The increased employee headcount and associated increase in salary and employee benefit costs was necessitated by the Company's increased loan production and average loan servicing volume, which were up 542% and 44%, respectively. Employee headcount attributable to expansion of the wholesale division and establishment of the retail division accounted for 250 of the total 578 increase and for $5.6 million of the total $12.3 million increase in operating expenses.

INCOME TAX EXPENSE

     Income tax expense includes both federal and state income taxes. The effective tax rates for 1996, and 1995 were 38.5% and 38.3%, respectively. Income tax expense increased by 334% to $2.8 million for the first quarter of 1996 from $0.6 million for the first quarter of 1995 due to the above-described factors that resulted in a 332% or $5.6 million increase in income before taxes.

FINANCIAL CONDITION

     During the latter part of March 1996, the Company completed a public offering of 3,842,961 shares of common stock priced at $14.50 per share. The Company sold 2,530,000 shares in the offering, while certain stockholders sold the remaining 1,312,961 shares. In a concurrent private placement, the Company sold an additional 896,552 shares of common stock at the offering price of $14.50 per share to RBC, which owned approximately 41% of the Company's outstanding common stock prior to the public offering and private placement and approximately 38% immediately thereafter. Net proceeds to the Company after underwriting discounts and offering expenses totaled approximately $47.4 million. Proceeds of the offering were used to repay indebtedness to RBC and will otherwise be used for other general corporate purposes, including the continued growth and general expansion of the Company's business activities.

     During the first quarter of 1996, the Company continued to establish new correspondent relationships. The number of correspondents approved to do business in the Company's correspondent lending program increased to 787 at March 31, 1996, from 726 at December 31, 1995.

     The Company also established an additional wholesale branch in Colorado during the first quarter of 1996. This increased the number of wholesale branches in operation at March 31, 1996 to 11. As of March 31, 1996, there were approximately 1,393 wholesale brokers approved to do business with the Company.

     The Company's Retail Division, operating under the name of Intercounty Mortgage, Inc., employed 174 people with offices in New York (4), New Jersey and Pennsylvania at March 31, 1996.

     The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control. Management of the Company recognizes these challenges and continues to manage the Company accordingly.

     Mortgage loans held for sale and mortgage-backed securities totaled $1,096.6 million at March 31, 1996, versus $1,035.2 million at December 31, 1995, an increase of 6%. The balance of mortgage loans held for sale and mortgage-backed securities at March 31, 1996, increased over that held at December 31, 1995, primarily as a result of an increase in mortgage loan production in the first quarter of 1996 compared to the fourth quarter of 1995.

     The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $5.8 billion at March 31, 1996, from $5.6 billion at December 31, 1995, an increase of 5%.

     Short-term borrowings, which are the Company's primary source of funds, totaled $1,063.5 million at March 31, 1996, compared to $1,005.6 million at December 31, 1995, an increase of 6%. The increase in the balance outstanding at March 31, 1996, resulted from increased funding requirements related to an increase in the balance of mortgage loans held for sale and mortgage-backed securities and other assets at March 31, 1996. Long-term borrowings, which are used primarily to finance the Company's servicing portfolio, were $24.0 million at March 31, 1996, compared to $65.5 million at December 31, 1995.

     Other liabilities totaled $62.1 million as of March 31, 1996, compared to the December 31, 1995, balance of $56.6 million, an increase of $5.5 million or 10%. The increase in other liabilities resulted primarily from an increase at month end in the volume of loans acquired through certain correspondent funding programs of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $660 million warehouse line of credit provided by a syndicate of unaffiliated banks which expires in May 1996. This warehouse line of credit includes a $200 million gestation facility and a $10 million working capital line of credit. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $60 million, plus net income subsequent to the agreement date and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of GNMA, FHA, VA, FNMA and FHLMC mortgage loans and (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $2 billion. The provisions of the agreement also restrict the Company's ability (i) to pay dividends in any fiscal quarter which exceed 25% of the Company's net income for the quarter or
(ii) to engage in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

     The Company has also entered into a gestation financing arrangement which will expire in May 1996. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line, which is uncommitted, has a funding limit of $1 billion.

     Additionally, the Company entered into a $100 million, 364-day revolving credit facility with a syndicate of unaffiliated banks. This facility converts upon maturity at September 29, 1996, into a five-year term loan and the facility is secured by the Company's servicing portfolio. The facility includes the same covenants required by the warehouse line of credit.

     The Company has also entered into a $50 million, 364-day revolving servicing sales receivable facility with a syndicate of unaffiliated banks.
The facility is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

     The Company has entered into a $6.6 million, 364-day revolving credit facility secured by certain real property of the Company. The facility includes covenants substantially the same as those described above with respect to the warehouse line of credit.

     The Company was in compliance with the covenants at March 31, 1996, and December 31, 1995. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

     Beginning in June 1995, the Company has from time to time borrowed up to $19 million on a short-term unsecured basis from RBC. Interest on these borrowings is at the prime rate. There was no indebtedness to RBC at March 31, 1996.

                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        - (A) A LIST OF THE EXHIBITS REQUIRED BY THIS FORM 10-Q, ALONG WITH THE EXHIBIT INDEX CAN BE FOUND ON PAGES A TO E FOLLOWING THE SIGNATURE PAGE.

        - (B) THERE WERE NO REPORTS ON FORM 8-K FILED DURING THIS REPORTING PERIOD.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                     (Registrant)



                       /s/  Steven F. Herbert
                       ------------------------------------------
                       Steven F. Herbert
                       Executive Vice President and
                       Chief Financial Officer

                       (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)













DATED: May 9, 1996

                               INDEX TO EXHIBITS






EXHIBIT NO.             DESCRIPTION                                                                           PAGE
- - ----------              -----------                                                                           ----

 3.1          Restated Certificate of Incorporation of the Registrant incorporated by reference to              *
              Exhibit 3.3 of the Registrant's Registration No. 33-53980

 3.2          Amended and Restated Bylaws of the Registrant incorporated by reference to                        *
              Exhibit 3.4 of the Registrant's Registration No. 33-53980

 4.1          Specimen Certificate of Registrant's Common Stock incorporated by reference                       *
              to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2          Secured Revolving/Term Credit Agreement (the "Revolver") dated September 30, 1994,                *
              between the Registrant and the Banks Listed on the Signature Pages Thereof and The Bank
              of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 4.3          Revolving/Term Security and Collateral Agency Agreement dated September 30, 1994,                 *
              between the Registrant and The Bank of New York as Collateral Agent and Secured
              Party incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

 4.4          Amendment No. 1 dated as of December 27, 1994 to the Revolver between the Registrant              *
              and the Banks Listed on the Signature Pages Thereof and The Bank of New York as
              Agent and Collateral Agent incorporated by reference to Exhibit 4.4 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended June 30, 1995

 4.5          Amendment to the Revolver effective February 21, 1995, between the Registrant and                 *
              the Banks Listed on the Signature Pages Thereof and The Bank of New York as Agent
              and Collateral Agent incorporated by reference to Exhibit 4.5 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended June 30, 1995

 4.6          Amendment No. 2 dated as of May 18, 1995 to the Revolver between the Registrant and the           *
              Banks Listed on the Signature Pages Thereof and The Bank of New York as Agent and
              Collateral Agent incorporated by reference to Exhibit 4.6 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended June 30, 1995

 4.7          Amendment No. 3 dated as of July 6, 1995 to the Revolver between the Registrant and the           *
              Banks Listed on the Signature Pages Thereof and The Bank of New York as Agent and
              Collateral Agent incorporated by reference to Exhibit 4.7 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1995

 4.8          Amendment No. 4 dated as of July 14, 1995 to the Revolver between the Registrant and the          *
              Banks Listed on the Signature Pages Thereof and The Bank of New York as Agent and
              Collateral Agent incorporated by reference to Exhibit 4.8 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1995

 4.9          Amended and Restated Secured Revolving/Term Credit Agreement dated                                *
              September 29, 1995, between the Registrant and the Banks Listed on the Signature
              Pages Thereof, Bank One, Texas, National Association, First Bank National Association,
              Residential Funding Corporation and Chemical Bank as Co-agents and The Bank of New
              York as Agent and Collateral Agent incorporated by reference to Exhibit 4.9 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1995

4.10          Amended and Restated Revolving/Term Security and Collateral Agency Agreement                      *
              dated September 29, 1995, between the Registrant and The Bank of New York as
              Collateral Agent and Secured Party incorporated by reference to Exhibit 4.10 of the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1995



                                       A


EXHIBIT NO.             DESCRIPTION                                                                           PAGE
- - ----------              -----------                                                                           ----
4.11          Amendment No. 1 to Amended and Restated Secured Revolving/Term Credit Agreement dated           _____
              March 29, 1996, between the Registrant and the Banks Listed on the Signature
              Pages Thereof, Bank One, Texas, National Association, First Bank National Association,
              Residential Funding Corporation and Chemical Bank as Co-agents and The Bank of New
              York as Agent and Collateral Agent

10.1          Employment Agreement dated June 3, 1993, between the Registrant and                               *
              David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1993

10.2          Employment Agreement dated June 3, 1993, between the Registrant and                               *
              Lee E. Shelton as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1993

10.3          Tax Agreement dated May 26, 1993, between Resource Bancshares Corporation (RBC)                   *
              and the Registrant incorporated by reference to Exhibit 10.3 of the Registrant's Annual
              Report on Form 10-K for the  year ended December 31, 1993

10.4          Formation Agreement dated May 26, 1993, among Republic National Bank, the                         *
              Registrant, RBC and 1st Performance National Bank incorporated by reference to
              Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1993

10.5          Office Building Lease dated March 8, 1991, as amended by Modification of Office                   *
              Lease dated October 1, 1991, incorporated by reference to Exhibit 10.5 of the Registrant's
              Registration No. 33-53980

10.6          Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6               *
              of the Registrant's Registration No. 33-53980

10.8          (A) Stock Option Agreement between the Registrant and David W. Johnson, Jr.                       *
              incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1993

              (B) Stock Option Agreement between the Registrant and Lee E. Shelton incorporated by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K for the
              year ended December 31, 1993

10.9          (A) Termination Agreement dated June 3, 1993, between the Registrant and * David W.               *
              Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1993

              (B) Termination Agreement dated June 3, 1993, between the Registrant and Lee E. Shelton incorporated by reference to Exhibit 10.9 (B) of the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1993

10.10         (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and *
              David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's          *
              Annual Report on Form 10-K for the year ended December 31, 1993


                                       B


EXHIBIT NO.           DESCRIPTION                                                                             PAGE
- - -----------           -----------                                                                             ----

              (B) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and Lee
              E. Shelton incorporated by reference to Exhibit 10.10 (B) of the Registrant's Annual
              Report on Form 10-K for  the year ended December 31, 1993

              (C) Deferred Compensation Rabbi Trust, for David W. Johnson, dated January 19, 1994, between RBC and First Union National Bank of North Carolina incorporated by reference to Exhibit 10.10 (C) of the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1993

              (D) Deferred Compensation Rabbi Trust, for Lee E. Shelton dated January 19, 1994, between
              RBC and First Union National Bank of North Carolina incorporated by reference to Exhibit
              10.10 (D) of the Registrant's Annual Report on Form 10-K for the year ended December 31,
              1993

10.11         Registration Rights Agreement dated May 26, 1993, between RBC and the Registrant                  *
              incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1993

10.12         Phantom Stock Plan as amended January 26, 1995, incorporated by reference to Exhibit 10.12        *
              of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.13         Form of Phantom Stock Agreement incorporated by reference to Exhibit 10.13 of the                 *
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.14         Retirement Savings Plan incorporated by reference to Exhibit 10.14 of the Registrant's            *
              Annual Report on Form 10-K for the year ended December 31, 1993

10.15         Retirement Savings Trust dated as of January 10, 1994, by and between the Company                 *
              and First Trust Corporation incorporated by reference to Exhibit 10.15 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1993

10.16         Flexible Benefits Plan incorporated by reference to Exhibit 10.16 of the Registrant's             *
              Annual Report on Form 10-K for the year ended December 31, 1993

10.17         Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual            *
              Report on Form 10-K for the year ended December 31, 1993

10.18         Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual                *
              Report on Form 10-K for the year ended December 31, 1993

10.19         Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage                   *
              Group, Inc. and the South Carolina Department of Labor, Licensing and Regulation
              incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on
              Form 10-Q for the period ended March 31, 1994

10.20         First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office,                           *
              between Resource Bancshares Mortgage Group, Inc. and the South Carolina Department
              of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the
              Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.21         Amendment I to Pension Plan incorporated by reference to Exhibit 10.21 of the Registrant's        *
              Annual Report on Form 10-K for the year ended December 31, 1994


                                       C


EXHIBIT NO.      DESCRIPTION                                                                                  PAGE
- - ----------       -----------                                                                                  ----
10.22         Amendment II to Pension Plan incorporated by reference to Exhibit 10.22 of the Registrant's       *
              Annual Report on Form 10-K for the year ended December 31, 1994

10.23         Amendment I to Retirement Savings Plan incorporated by reference to Exhibit 10.23                 *
              of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.24         Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's                *
              Annual Report on Form 10-K for the year ended December 31, 1994
10.25         Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's           *
              Annual Report on Form 10-K for the year ended December 31, 1994

10.26         Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's                *
              Registration No. 33-87536

10.27         Amendment I to Stock Investment Plan incorporated by reference to Exhibit 10.27                   *
              of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.29         Employee Stock Ownership Plan incorporated by reference to Exhibit 10.29                          *
              of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.30         Amended Resource Bancshares Mortgage Group, Inc. Successor Employee Stock                         *
              Ownership Trust Agreement dated December 1, 1994, between the Registrant and
              Marine Midland Bank incorporated by reference to Exhibit 10.30 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994

10.31         ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant                   *
              and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
              incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1994

10.33         Phantom Stock Agreement dated January 26, 1995, between the Registrant and                        *
              Richard M. Duncan incorporated by reference to Exhibit 10.33 of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1994

10.34         Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert            *
              incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report
              on Form 10-Q for the period ended September 30, 1995

10.35         Phantom Stock Agreement dated July 1, 1995, between the Registrant and Steven F. Herbert          *
              incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report
              on Form 10-Q for the period ended September 30, 1995

10.36         Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's          *
              Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.37         Omnibus Stock Award Plan incorporated by reference to Exhibit 10.37 of the Registrant's           *
              Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.38         Employment Agreement dated September 25, 1995, between the Registrant and                         *
              Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly
              Report on Form 10-Q for the period ended September 30, 1995



                                       D


EXHIBIT NO.             DESCRIPTION                                                                           PAGE
- - ----------              -----------                                                                           ----
10.39  Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant               *
       and the South Carolina Department of Labor, Licensing and Regulation dated December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for
       the year ended December 31, 1995

10.40  First Amendment to Registration Rights Agreement dated March 11, 1996, between                           *
       the Registrant and RBC incorporated by reference to Exhibit 10.40 of the Registrant's
       Annual Report on Form 10-K for the year ended December 31, 1995

10.41  First Amendment to Employee Stock Ownership Plan dated October 31, 1995                                  *
       incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K
       for the year ended December 31, 1995

10.42  Amendment to Pension Plan effective January 1, 1995 incorporated by reference to                         *
       Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1995

10.43  Second Amendment to Retirement Savings Plan effective January 1, 1994 incorporated by                    *
       reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1995

10.44  Amendment to Omnibus Stock Award Plan dated March 22, 1996                                            _____

 11.1  Statement re Computation of Net Income per Share                                                      _____

 27.1  Financial Data Schedule (for SEC use only)                                                            _____


__________________________________

* Incorporated by reference




                                       E