Form 10-Q
period 1996-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1996-08-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 1996
                                        -------------

                                       or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission File Number 000-21786
                       ---------


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      STATE OF DELAWARE                                  57-0962375
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


7909 Parklane Road,  Suite 150,  Columbia, SC               29223
- ---------------------------------------------        ---------------------
  (Address of Principal Executive Office)                 (Zip Code)


Registrant's telephone number, including area code          (803)741-3000
                                                     --------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES    X        NO
     -----         -----

The number of shares of common stock of the Registrant outstanding as of July 31, 1996, was 18,018,115.



                                     Page 1
                         Exhibit Index on Pages A to E

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended June 30, 1996

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                             PAGE
                                                                             ----
PART I.     FINANCIAL INFORMATION
- ---------------------------------

Item 1.     Financial Statements - (Unaudited)
- ----------------------------------------------

            Consolidated Balance Sheet                                        3


            Consolidated Statement of Income                                  4


            Consolidated Statement of Changes in Stockholders' Equity         5


            Consolidated Statement of Cash Flows                              6


            Notes to Consolidated Financial Statements                        7



ITEM 2.     Management's Discussion and Analysis of                           8
- ---------------------------------------------------
            Financial Condition and Results of Operations
            ---------------------------------------------


PART II.    OTHER INFORMATION                                                22
- -----------------------------


ITEM 4.     Submission of Matters to a Vote of Security Holders              22
- ---------------------------------------------------------------


ITEM 6.     Exhibits and Reports on Form 8-K                                 22
- --------------------------------------------

SIGNATURES                                                                   23
- ----------

EXHIBIT INDEX                                                                A-E
- -------------




                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                        June 30,    December 31,
                                                          1996          1995
                                                     ------------  ------------
                                                      (Unaudited)
ASSETS
Cash                                                 $      2,337  $      2,161
Receivables                                                56,390        57,893
Mortgage-backed securities                                 98,105        22,391
Mortgage loans held for sale                              595,172     1,012,838
Mortgage servicing rights, net                            104,918        99,912
Premises and equipment, net                                20,384        16,314
Accrued interest on loans held for sale                     7,526         9,464
Other assets                                               10,605        10,124
                                                     ------------  ------------
 Total assets                                        $    895,437  $  1,231,097
                                                     ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Short-term borrowings                               $    684,044  $  1,005,557
 Long-term borrowings                                                    65,530
 Accrued expenses                                          14,643        10,036
 Other liabilities                                         45,343        56,570
                                                     ------------  ------------
 Total liabilities                                        744,030     1,137,693
                                                     ------------  ------------

Stockholders' equity
 Common stock                                                 180           146
 Additional paid-in capital                               132,575        84,533
 Retained earnings                                         21,452        10,725
 Unearned shares of employee stock ownership plan          (2,800)       (2,000)
                                                     ------------  ------------
 Total stockholders' equity                               151,407        93,404
                                                     ------------  ------------
 Total liabilities and stockholders' equity          $    895,437  $  1,231,097
                                                     ============  ============





        See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                  (Unaudited)



                                                            For the Six Months Ended     For the Three Months Ended
                                                                     June 30,                      June 30,
                                                           --------------------------   ---------------------------
                                                               1996           1995           1996          1995
                                                           -----------    -----------   -------------   -----------
REVENUES
  Interest income                                          $    35,301    $    11,190   $      16,856   $     7,746
  Interest expense                                             (27,021)        (8,968)        (11,819)       (6,318)
                                                           -----------    -----------   -------------   -----------
  Net interest income                                            8,280          2,222           5,037         1,428
  Net gain on sale of mortgage loans                            40,036          3,097          21,503         2,547
  Gain on sale of mortgage servicing rights                        189          5,840             123         4,024
  Loan servicing fees                                           13,859         11,088           6,729         5,237
  Other income                                                     298          1,258             220           721
                                                           -----------    -----------   -------------   -----------
       Total revenues                                           62,662         23,505          33,612        13,957
                                                           -----------    -----------   -------------   -----------

EXPENSES
  Salary and employee benefits                                  25,515          8,676          12,849         4,876
  Occupancy expense                                              2,640          1,069           1,364           676
  Amortization of mortgage servicing rights                      7,316          4,147           3,646         2,119
  General and administrative expenses                            9,750          3,950           5,563         2,297
                                                           -----------    -----------   -------------   -----------
       Total expenses                                           45,221         17,842          23,422         9,968
                                                           -----------    -----------   -------------   -----------

  Income before income taxes                                    17,441          5,663          10,190         3,989
  Income tax expense                                            (6,714)        (2,170)         (3,923)       (1,529)
                                                           -----------    -----------   -------------   -----------
  Net income                                               $    10,727    $     3,493   $       6,267   $     2,460
                                                           ===========    ===========   =============   ===========

  Weighted average shares                                   16,387,679     14,530,737      17,812,045    14,538,007
                                                           ===========    ===========   =============   ===========

  Net income per common share                              $      0.65    $      0.24   $        0.35   $      0.17
                                                           ===========    ===========   =============   ===========





         See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                  (Unaudited)


                                                                                               Unearned Shares of
   Six Months Ended                                            Additional Paid-      Retained     Employee Stock
     June 30, 1995                          Common Stock          In Capital         Earnings     Ownership Plan       Total
   ----------------                      ------------------    ----------------      --------  ------------------      -----
                                         Shares      Amount
                                         ------      ------
Balance, December 31, 1994             11,944,304     $ 119        $  60,157        $  20,338    $                 $   80,614

Issuance of restricted stock               43,402         *              406                                              406
Stock dividend adjustment               1,858,022        26           23,805          (23,831)
Loans to ESOP                                                                                         (1,000)          (1,000)
Net income                                                                              3,493                           3,493
                                       ----------     -----        ---------        ---------    -----------       ----------
Balance, June 30, 1995                 13,845,728     $ 145        $  84,368        $            $    (1,000)      $   83,513
                                       ==========     =====        =========        =========    ===========       ==========


    Six Months Ended
      June 30, 1996
    ----------------

Balance, December 31, 1995             14,550,462     $ 146        $  84,533        $  10,725    $    (2,000)      $   93,404

Issuance of restricted stock               16,410         *              256                                              256
Net proceeds of public offering         3,426,552        34           47,417                                           47,451
Loans to ESOP                                                                                         (1,000)          (1,000)
Shares committed to be
    released under ESOP                                                   97                             200              297
Shares issued under dividend
    reinvestment and stock
    purchase plan                          24,691         *              272                                              272
Net income                                                                             10,727                          10,727
                                       ----------     -----        ---------        ---------    -----------       ----------
Balance, June 30, 1996                 18,018,115     $ 180        $ 132,575        $  21,452    $    (2,800)      $  151,407
                                       ==========     =====        =========        =========    ===========       ==========


* Amount less than $1





          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended June 30,
                                                                                      1996            1995
- ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                    $     10,727     $     3,493
  Adjustments to reconcile net
   income to cash used in operating activities:
     Depreciation and amortization                                                     8,554           4,807
     Net increase in allowance for estimated foreclosure losses                          200
     Decrease in receivables                                                           1,503           3,365
     Acquisition of mortgage loans                                                (5,674,298)     (1,777,090)
     Proceeds from sales of mortgage loans and mortgage-backed securities          6,056,032       1,234,738
     Acquisition of mortgage servicing rights                                       (114,634)        (26,300)
     Sales of mortgage servicing rights                                              102,555          16,594
     Net gain on sales of mortgage loans and servicing rights                        (40,225)         (8,937)
     Decrease (increase) in accrued interest on loans                                  1,938          (2,045)
     Increase in other assets                                                           (481)         (1,886)
     (Decrease) increase in accrued expenses and other liabilities                    (6,620)         11,142
- ------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                      345,251        (542,119)
- ------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of premises and equipment, net                                            (5,308)         (2,338)
- ------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                     (5,308)         (2,338)
- ------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                                        19,805,491       5,590,812
  Repayment of borrowings                                                        (20,192,534)     (5,044,456)
  Issuance of restricted stock                                                           256             406
  Net proceeds of public offering                                                     47,451
  Activity under Employee Stock Ownership Plan, net                                     (703)         (1,000)
  Shares issued under dividend reinvestment and stock purchase plan                      272
- ------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities                     (339,767)        545,762
- ------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                     176           1,305
Cash, beginning of year                                                                2,161             232
- ------------------------------------------------------------------------------------------------------------
Cash, end of year                                                               $      2,337     $     1,537
============================================================================================================





          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996



Note 1 - Basis of Presentation

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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of the Company (and the notes thereto) and the other information included or incorporated by reference into the Company's 1995 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. To the extent that any statement below (or elsewhere in this document) is not a statement of historical fact and could be considered a forward-looking statement, the "Risk Factors" discussion set forth in the Company's final Prospectus dated March 11, 1996 identifies important factors that could cause actual results to differ materially from those in the forward-looking statement.

THE COMPANY

     Resource Bancshares Mortgage Group, Inc. (the Company), was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the mortgage banking business of RBC were transferred to the Company on June 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As a result, RBC retained a significant ownership interest in the Company. As of June 30, 1996, RBC owns approximately 38% of the outstanding common stock of the Company.

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

LOAN PRODUCTION

     A summary of loan production by source for the periods indicated is set forth below:


($ in thousands)
(Unaudited)                   Six Months Ended June 30,           Quarter Ended June 30,
                                  1996           1995                 1996        1995
                              -------------------------           ----------------------
Loan Production:
  Correspondent Division       $4,584,869     $1,631,276          $2,028,118   $1,183,866
  Wholesale Division              736,696        137,967             368,056      111,244
  Retail Division                 310,419          7,847             192,250        7,847
                               ----------     ----------          ----------   ----------
Total Loan Production          $5,631,984     $1,777,090          $2,588,424   $1,302,957
                               ==========     ==========          ==========   ==========

     Average estimated market share for the second quarter of 1996 was 1.33% as compared to 0.92% for the comparable period of 1995. Historically, the Company was exclusively focused on purchasing loans through its correspondents. In order to diversity its sources of loan volume, the Company started a wholesale operation, which purchased its first loan in May of 1994, and a retail operation, which originated its first loan in May of 1995. Accordingly, correspondent operations accounted for 78% of the Company's loan production and 1.04% of total market share for the second quarter of 1996 as compared to 91% and 0.84% for the second quarter of 1995.

Correspondent Loan Production

     A summary of key information relevant to the Company's correspondent loan production activities is set forth below:


($ in thousands)                                         At or For the Quarter
(Unaudited)                                                  Ended June 30,
                                                           1996          1995
                                                       ------------  ------------
U.S. 1-4 Family Mortgage Originations Statistics (1)
  U.S. 1-4 Family Mortgage Originations               $195,000,000   $141,000,000
  Adjustable Rate Mortgage Market Share                      27.00%         35.00%

Company Information
  Correspondent Loan Production                       $  2,028,118   $  1,183,866
  Estimated Market Share of Correspondent Division            1.04%          0.84%
  Approved Correspondents                                      803            637

(1) Source:  Mortgage Bankers Association of America, Economics Department.


     The 71% increase in correspondent loan production to $2.0 billion for the second quarter of 1996 from $1.2 billion for the second quarter of 1995 was primarily due to the combined positive impact of expansion of the Company's correspondent network, the overall increase in the overall market volume of originations which is related to the mortgage interest rate environment, and the decline in the adjustable rate mortgage (ARM) share of the U.S. market to an estimated 27% for the second quarter of 1996 from an estimated 35% for the second quarter of 1995. The number of approved correspondents increased by 166 or 26% to 803 at June 30, 1996, from 637 at June 30, 1995.

Wholesale Loan Production

     A summary of key information relevant to the Company's wholesale production activities is set forth below:


($ in thousands)                       At or For the Six Months                 At or For the Quarter
(Unaudited)                                 Ended June 30,                          Ended June 30,
                                     ----------------------------             ------------------------
                                       1996                1995                  1996            1995
                                     --------            --------             --------        --------
Wholesale Loan Production            $736,696            $137,967             $368,056        $111,244
Wholesale Division Direct
  Operating Expenses                 $  4,255            $    996             $  2,382        $    604
Approved Brokers                        1,694                 635                1,694             635
Number of Branches                         11                   8                   11               8
Number of Employees                       118                  48                  118              48

     The $257 million increase in wholesale loan production to $368 million for the second quarter of 1996 from $111 million for the second quarter of 1995 relates to the Company's expansion into these activities beginning in May of 1994. That is, during the second quarter of 1995, this division was still in the latter phase of its initial startup stage. Similarly, the numbers of approved brokers, branches and employees has also increased significantly.

Retail Loan Production

     A summary of key information relevant to the Company's retail production activities that commenced in May of 1995 is set forth below:


($ in thousands)                                 At or For the Six Months              At or For the Quarter
(Unaudited)                                            Ended June 30,                      Ended June 30,
                                                 ------------------------              --------------------
                                                  1996                1995               1996          1995
                                                  ----                ----               ----          ----
Retail Loan Production                          $310,419              $7,847           $192,250       $7,847
Retail Division Operating Expenses              $  7,831              $1,189           $  3,753       $1,189
Number of Branches                                     6                   6                  6            6
Number of Employees                                  190                 114                190          114

LOAN SERVICING

     A summary of key information relevant to the Company's loan servicing activities is set forth below:


($ in thousands)                                       At or For the Six Months                       At or For the Quarter
(Unaudited)                                                  Ended June 30,                               Ended June 30,
                                                     ------------------------------               ------------------------------
                                                        1996                1995                     1996                1995
                                                     ----------          ----------               ----------          ----------
Underlying Unpaid Principal Balances:
  Beginning Balance                                  $5,562,930          $4,039,847               $5,827,271          $3,994,538
  Loan Production (net of servicing
    released production)                              5,605,013           1,461,893                2,569,458           1,102,426
  Net Change in Work-in-Process                          66,433              15,620                  320,391              15,620
  Bulk Acquisitions                                      60,887             334,346                   60,887             312,711
  Sales of Servicing                                 (4,965,473)           (950,685)              (2,608,374)           (578,339)
  Paid-In-Full Loans                                   (246,339)           (100,956)                (108,007)            (75,733)
  Amortization, Curtailments, and
    Others, net                                        (157,252)           (239,325)                (135,427)           (210,483)
                                                     ----------          ----------               ----------          ----------
  Ending Balance                                     $5,926,199          $4,560,740               $5,926,199          $4,560,740
                                                     ==========          ==========               ==========          ==========
Loan Servicing Fees                                  $   13,859          $   11,088               $    6,729          $    5,237
Cash Operating Expenses                                  37,905              13,695                   19,776               7,849
Coverage Ratio                                               37%                 81%                      34%                 67%
Average Underlying Unpaid Principal
  Balances                                           $6,159,870          $4,260,206               $6,425,960          $4,355,761
Weighted Average Note Rate                                 7.80%               7.96%                    7.80%               7.96%
Weighted Average Servicing Fee                             0.41%               0.43%                    0.41%               0.43%
Delinquency (30+ days)                                     2.84%               2.32%                    2.84%               2.32%
Number of Servicing Division Employees                      129                 106                      129                 106

     The $2.1 billion or 48% increase in the average underlying unpaid principal balance of mortgage loans being serviced for the second quarter of 1996 as compared to the second quarter of 1995 is primarily related to the Company's increased loan production volumes. Specifically, since the Company generally sells servicing rights related to the loans it produces within 90 to 180 days of purchase or origination, increased production volumes generally result in a higher volume of mortgage servicing rights held in inventory pending sale.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

SUMMARY

     Total revenues of the Company increased 167% to $62.7 million for the first six months of 1996 as compared to $23.5 million for the first six months of 1995. The $39.2 million increase in revenues was primarily due to a $6.1 million increase in net interest income and a $31.3 million increase in gains on sales of loans and servicing rights, which were partially offset by a $24.2 million increase in operating expenses (exclusive of amortization and taxes). The increase in net interest income is primarily due to the increased volume of loans originated and purchased, which resulted in higher average volumes of mortgages held pending resale. Similarly, the increase in gains on sales of loans and servicing rights is related to the Company's increased loan production volumes for the first six months of 1996. The increase in operating expenses is primarily attributable to increased costs associated with increased loan production and loan servicing volumes and increased costs associated with expansion into wholesale and retail operations. Direct costs related to the Company's expansion into retail and wholesale operations account for approximately $7.8 million and $3.3 million, or 28% and 12%, respectively, of the total increase in operating expenses for the first six months of 1996 compared to the same period of the prior year.

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




                                                                                                                 Variance
  Average Volume     Average Rate                                         Interest                            Attributable to
- ---------------------------------                                     ----------------                     ----------------------
  1996      1995     1996    1995                                      1996     1995       Variance        Rate            Volume
- --------  --------  ------  ------                                    -------  -------     --------        ----            ------
                                    INTEREST INCOME
                                    ---------------
                                    Mortgages Held for Sale and
$933,326  $275,707   7.56%   8.12%   Mortgage-Backed Securities       $35,301  $11,190     $24,111        $(2,579)         $26,690
- --------  --------  -----   -----                                     -------  -------     -------        -------          -------
                                    INTEREST EXPENSE
                                    ----------------
$336,991  $162,673   4.70%   4.56%  Warehouse Line                    $ 7,879  $ 3,679     $ 4,200        $   258          $ 3,942
 566,220    96,600   5.63%   6.36%  Gestation Line                     15,865    3,049      12,816         (2,007)          14,823
  30,841    31,146   8.19%   7.96%  Servicing Secured Line              1,256    1,230          26             38              (12)
  22,285             5.82%          Servicing Receivable Line             645                  645                             645
  15,276             8.49%          Other Borrowings                      645                  645                             645
                                    Facility Fees & Other Charges         731    1,010        (279)                           (279)
- --------  --------  -----   -----                                     -------  -------     -------        -------          -------
$971,613  $290,420   5.59%   6.23%  Total Interest Expense            $27,021  $ 8,968     $18,053        $(1,711)         $19,764
- --------  --------  -----   -----                                     -------  -------     -------        -------          -------
                     1.97%   1.89%  Net Interest Income               $ 8,280  $ 2,222     $ 6,058        $  (868)         $ 6,926
                    =====   =====                                     =======  =======     =======        =======          =======

     Net interest income increased 273% to $8.3 million for the first six months of 1996 compared to $2.2 million for the first six months of 1995. The $6.1 million increase in net interest income is primarily attributable to the 239% increase in the average volume of mortgages held for sale and mortgage-backed securities for the first six months of 1996 from that of the first six months of 1995. Net interest income also increased due to an increase in the interest-rate spread of 8 basis points to 197 basis points for 1996 as compared to 189 basis points for 1995.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

     Net gains on sales of mortgage loans and mortgage servicing rights increased $36.9 million to $40 million for the first six months of 1996 as compared to $3.1 million for the first six months of 1995. As further discussed below, this increase is primarily due to higher volumes of mortgage loans and mortgage servicing rights sold during the first six months of 1996 compared to the first six months of 1995, as well as the effects of increased profit margins on sales.

Net Gain on Sale of Mortgage Loans

     A reconciliation of the effects of SFAS No. 91, SFAS No. 65, and SFAS No. 122 on the gain on sale of mortgage loans for the periods indicated follows:


                                              For the Six Months Ended
                                                      June 30,
                                                  ($ in thousands)
                                            ----------------------------
(Unaudited)                                     1996             1995
                                            ------------      ----------
Gross proceeds on sales of mortgage loans    $6,056,032       $1,234,738
Initial unadjusted acquisition cost of
  mortgage loans sold                         6,049,973        1,235,320
                                            -----------      -----------
Unadjusted gain (loss) on sale of
  mortgage loans                                  6,059             (582)
Administrative fees collected                    18,710            2,975
                                            -----------      -----------
Unadjusted aggregate margin                      24,769            2,393
Acquisition basis allocated to mortgage
  servicing rights (SFAS No. 122)                15,581            1,648
Gains deferred to reduce mortgage
  servicing rights (SFAS No. 65)                                    (922)
Net change in deferred administrative
  fees (SFAS No. 91)                               (314)             (22)
                                            -----------      -----------
Net gain on sale of mortgage loans           $   40,036       $    3,097
                                            ===========      ===========

     The Company sold loans during the first six months of 1996 with an aggregate unpaid principal balance of $6.0 billion compared to sales of $1.2 billion for the first six months of 1995. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $6.1 million (10 basis points) for the first six months of 1996 as opposed to a $0.6 million loss (-5 basis points) for the first six months of 1995. The Company received administrative fees of $18.7 million (31 basis points) on these loans during the first six months of 1996 and $3.0 million (24 basis points) during the first six months of 1995. The Company had allocated $15.6 million to basis in mortgage servicing rights for loans sold in the first six months of 1996 as compared to $1.6 million allocated to loans sold in the first six months of 1995. This is a result of the adoption of SFAS No. 122 for loans acquired after April 1, 1995. Also, there was no gain deferred against mortgage servicing rights during the first six months of 1996 due to the adoption of SFAS No. 122, while $0.9 million was deferred during the comparable period of 1995. As a result, net gain on sale of mortgage loans increased to $40 million for the first six months of 1996 versus $3.1 million for 1995. This increase was primarily due to the 390% increase in the volume of mortgage loans sold, as well as a 22 basis-point increase in the aggregate unadjusted margin from 19 basis points for the first six months of 1995 to 41 basis points for the first six months of 1996.

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

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


                                                             For the Six Months Ended June 30,
                                                                      ($ in thousands)
                                                             ---------------------------------
(Unaudited)                                                     1996                    1995
                                                             ----------               --------
Underlying unpaid principal balances of
  mortgage loans on which servicing rights
  were sold during the period                                $4,972,126               $916,322
                                                             ==========               ========
Gross proceeds from sales of mortgage
  servicing rights                                           $  102,555               $ 16,594
Initial acquisition cost, net of amortization                    90,036                 14,360
                                                             ----------               --------
Unadjusted gain on sale of mortgage
  servicing rights                                               12,519                  2,234
Acquisition basis allocated from mortgage
  loans, net of amortization (SFAS No. 122)                     (12,330)
Previously deferred administrative fees and
  gain on sale of mortgage loans recognized
  (SFAS No. 65 and No. 91)                                                               3,606
                                                             ----------               --------
Gain on sale of mortgage servicing rights                    $      189               $  5,840
                                                             ==========               ========

     During the first six months of 1996, the Company completed sixteen sales of mortgage servicing rights representing $5.0 billion of underlying unpaid principal mortgage loan balances. This compares to six sales of mortgage servicing rights representing $0.9 billion of underlying unpaid principal mortgage loan balances in the first six months of 1995. Unadjusted gain on sale of mortgage servicing rights was $12.5 million for the first six months of 1996, up from $2.2 million for 1995. The Company reduced this unadjusted gain by $12.3 million in the first six months of 1996 due to the adoption of SFAS No. 122 effective April 1, 1995. Similarly, prior to adoption of SFAS No. 122, the Company recognized $3.6 million in previously deferred administrative fees and gain on sales of mortgage loans. As discussed above, SFAS No. 122 does not require that gains on sale of mortgage loans or administrative fees be deferred as a reduction of basis in mortgage servicing rights. Thus, the $5.7 million decline in gain on sale of mortgage servicing rights is primarily related to adoption of SFAS No. 122.

NET SERVICING MARGIN

     Loan servicing fees were $13.9 million for the first six months of 1996, compared to $11.1 million for the first six months of 1995, an increase of 25%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $6.2 billion during the first six months of 1996 from $4.3 billion during the first six months of 1995, an increase of 45%. Similarly, amortization of mortgage servicing rights also increased to $7.3 million during the first six months of 1996 from $4.1 million during the first six months of 1995, an increase of 76%. The increase in amortization is primarily attributed to the growth in the average balance of the mortgage loans serviced. As a result, net servicing margin decreased to $6.5 million during the first six months of 1996, compared to $6.9 million during the first six months of 1995, a decrease of 6%.

     Included in loan servicing fees for the first six months of 1996 and the first six months of 1995 are subservicing fees received by the Company of $678,000 and $373,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

     The following tables summarizes the net servicing margin for the first six months of both 1996 and 1995:


                                                    For the Six Months Ended
                                                            June 30,
                                                        ($ in thousands)
                                               --------------------------------
(Unaudited)                                        1996                  1995
                                               ----------            ----------
Loan servicing fees                            $   13,859            $   11,088
Amortization of mortgage servicing rights           7,316                 4,147
                                               ----------            ----------
Net servicing margin                           $    6,543            $    6,941
                                               ==========            ==========
Average underlying unpaid principal balance
  of mortgage loans serviced                   $6,159,870            $4,260,206
                                               ==========            ==========

OTHER INCOME

     Other income decreased during the first six months of 1996 compared to the first six months of 1995, primarily due to the prospective recharacterization of certain loan related gain and loss amounts in connection with the implementation of SFAS No. 122.

EXPENSES

     The $24.2 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits; which increased $16.8 million, or 194%. The Company increased its employee headcount by 389 from 648 at June 30, 1995, to 1,037 at June 30, 1996. The increased employee headcount and associated increase in salary and employee benefit costs was necessitated by the Company's increased loan production and average loan servicing volume, which were up 217% and 45%, respectively. Employee headcount attributable to expansion of the wholesale division and establishment of the retail division accounted for 146 of the total 389 increase and for $11.1 million of the total $27.4 million increase in operating expenses.

INCOME TAX EXPENSE

     Income tax expense includes both federal and state income taxes. The effective tax rates for 1996 and 1995 were 38.5% and 38.3%, respectively. Income tax expense increased by 209% to $6.7 million for the first half of 1996 from $2.2 million for the first half of 1995 due to the above-described factors that resulted in a 208% or $11.8 million increase in income before taxes.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1996, COMPARED TO THE QUARTER ENDED JUNE 30, 1995

SUMMARY

     Total revenues of the Company increased 141% to $33.6 million for the second quarter of 1996 as compared to $14.0 million for the second quarter of 1995. The $19.6 million increase in revenues was primarily due to a $3.6 million increase in net interest income and a $15.1 million increase in gains on sales of loans and servicing rights, which were partially offset by a $11.9 million increase in operating expenses (exclusive of amortization and taxes). The increase in net interest income is primarily due to the increased volume of loans originated and purchased, which resulted in higher average volumes of mortgages held pending resale. Similarly, the increase in gains on sales of loans and servicing rights is related to the Company's increased second-quarter 1996 loan production volumes. The increase in operating expenses is primarily attributable to increased costs associated with increased loan production and loan servicing volumes and increased costs associated with expansion in the wholesale and retail operations. Direct costs related to the Company's expansion in the retail and wholesale operations account for approximately $3.8 million and $1.8 million, or 28% and 13%, respectively, of the total increase in operating expenses for the second quarter of 1996 compared to the same period of the prior year.

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


                                                                                                                 Variance
  Average Volume     Average Rate                                     Interest                               Attributable to
- ----------------------------------                                 ---------------                        -----------------------
  1996      1995     1996    1995                                   1996     1995         Variance         Rate           Volume
- ----------------------------------                                 --------------------------------------------------------------
                                    INTEREST INCOME
                                    ---------------
                                    Mortgages Held for Sale and
$870,075  $384,158   7.75%   8.07%    Mortgage-Backed Securities   $16,856  $7,746         $9,110        $  (688)         $9,798
- ---------------------------------                                  -------------------------------------------------------------
                                    INTEREST EXPENSE
                                    ----------------
$318,288  $225,051   4.57%   4.80%  Warehouse Line                 $ 3,619  $2,696         $  923        $  (194)         $1,117
 520,654   143,200   5.61%   6.38%  Gestation Line                   7,259   2,278          4,981         (1,023)          6,004
   4,033    37,687   7.38%   7.89%  Servicing Secured Line              74     741           (667)            (5)           (662)
  16,990             5.75%          Servicing Receivable Line          243                    243                            243
   9,357             9.07%          Other Borrowings                   211                    211                            211
                                    Facility Fees & Other Charges      413     604           (191)                          (191)
- ---------------------------------                                  -------------------------------------------------------------
$869,322  $405,938   5.47%   6.24%  Total Interest Expense         $11,819  $6,319         $5,500        $(1,222)         $6,722
- ---------------------------------                                  -------------------------------------------------------------
                     2.28%   1.83%  Net Interest Income            $ 5,037  $1,427         $3,610        $   534          $3,076
                    =============                                  =============================================================

     Net interest income increased 253% to $5.0 million for the second quarter of 1996 compared to $1.4 million for the second quarter of 1995. The $3.6 million increase in net interest income is primarily attributable to the 127% increase in the average volume of mortgages held for sale and mortgage-backed securities for the second quarter of 1996 from that of the second quarter of 1995. Another component of the net interest income increase is the increase in the interest-rate spread of 45 basis points to 228 basis points for 1996 as compared to 183 basis points for 1995. The Company's long-term mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its earning asset yields are based upon long-term rate indices. Thus, the increase in interest-rate spread was primarily the result of larger spreads between long-term and short-term rates in the second quarter of 1996 versus the second quarter of 1995.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

     Net gains on sales of mortgage loans and mortgage servicing rights increased $19 million to $21.5 million for the second quarter of 1996 as compared to $2.5 million for the second quarter of 1995. As further discussed below, this increase is primarily due to higher volumes of mortgage loans and mortgage servicing rights sold during the second quarter of 1996 compared to the second quarter of 1995, the adoption of SFAS No. 122 and the effects of improved profit margins on sales.

Net Gain on Sale of Mortgage Loans

     A reconciliation of the effects of SFAS No. 91, SFAS No. 65, and SFAS No. 122 on the gain on sale of mortgage loans for the periods indicated follows:


                                                  For the Quarter Ended June 30,
                                                         ($ in thousands)
                                               -----------------------------------
(Unaudited)                                       1996                      1995
                                               ----------                 --------
Gross proceeds on sales of mortgage loans      $2,961,189                 $828,780
Initial unadjusted acquisition cost of
  mortgage loans sold                          $2,956,794                  830,001
                                               ----------                 --------
Unadjusted gain (loss) on sale of
  mortgage loans                                    4,395                   (1,221)
Administrative fees collected                       9,935                    2,142
                                               ----------                 --------
Unadjusted aggregate margin                        14,330                      921
Acquisition basis allocated to mortgage
  servicing rights (SFAS No. 122)                   7,402                    1,648
Net change in deferred administrative
  fees (SFAS No. 91)                                 (229)                     (22)
                                               ----------                 --------
Net gain on sale of mortgage loans             $   21,503                 $  2,547
                                               ==========                 ========

     The Company sold loans during the second quarter of 1996 with an aggregate unpaid principal balance of $3.0 billion compared to sales of $0.8 billion for the second quarter of 1995. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $4.4 million (15 basis points) for the second quarter of 1996 as compared to a $1.2 million loss (-15 basis points) for the second quarter of 1995. The Company received administrative fees of $10.0 million (34 basis points) on these loans during the second quarter of 1996 and $2.1 million (26 basis points) during the second quarter of 1995. The Company had allocated $7.4 million to basis in mortgage servicing rights for loans sold in the second quarter of 1996 as compared to $1.6 million allocated to loans sold in the second quarter of 1995. This is a result of the adoption of SFAS No. 122 for loans acquired after April 1, 1995. As a result, net gain on sale of mortgage loans increased to $21.5 million for the second quarter of 1996 versus $2.5 million for the second quarter of 1995. This increase was primarily due to the 257% increase in the volume of mortgage loans sold, as well as a 37 basis-point increase in the aggregate unadjusted margin from 11 basis points for the second quarter of 1995 to 48 basis points for the second quarter of 1996.

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

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


                                                           For the Quarter Ended June 30,
                                                                   ($ in thousands)
                                                           ------------------------------
(Unaudited)                                                   1996                 1995
                                                           ----------            --------
Underlying unpaid principal balances of
  mortgage loans on which servicing rights
  were sold during the period                              $2,615,027            $543,975
                                                           ==========            ========
Gross proceeds from sales of mortgage
  servicing rights                                         $   52,523            $ 10,472
Initial acquisition cost, net of amortization                  45,756               8,480
                                                           ----------            --------
Unadjusted gain on sale of mortgage
  servicing rights                                              6,767               1,992
Acquisition basis allocated from mortgage
  loans, net of amortization (SFAS No. 122)                    (6,644)
Previously deferred administrative fees and
  gain on sale of mortgage loans recognized
  (SFAS No. 65 and No. 91)                                                          2,032
                                                           ----------            --------
Gain on sale of mortgage servicing rights                  $      123            $  4,024
                                                           ==========            ========

     During the second quarter of 1996, the Company completed seven sales of mortgage servicing rights representing $2.6 billion of underlying unpaid principal mortgage loan balances. This compares to five sales of mortgage servicing rights representing $0.5 billion of underlying unpaid principal mortgage loan balances in the second quarter of 1995. Unadjusted gain on sale of mortgage servicing rights was $6.8 million for the second quarter of 1996, up from $2.0 million for 1995. The Company reduced this unadjusted gain by $6.6 million in the second quarter of 1996 due to the adoption of SFAS No. 122 effective April 1, 1995. Similarly, prior to adoption of SFAS No. 122, the Company recognized $2.0 million in previously deferred administrative fees and gain on sales of mortgage loans. As discussed above, SFAS No. 122 does not require that gains on sale of mortgage loans or administrative fees be deferred as a reduction of basis in mortgage servicing rights. Thus, the $3.9 million decline in gain on sale of mortgage servicing rights is primarily related to adoption of SFAS No. 122.

NET SERVICING MARGIN

     Loan servicing fees were $6.7 million for the second quarter of 1996, compared to $5.2 million for the second quarter of 1995, an increase of 28%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $6.4 billion during the second quarter of 1996 from $4.4 billion during the second quarter of 1995, an increase of 48%. Similarly, amortization of mortgage servicing rights also increased to $3.6 million during the second quarter of 1996 from $2.1 million during the second quarter of 1995, an increase of 72%. The increase in amortization is primarily attributed to the growth in the average balance of the mortgage loans serviced. As a result, net servicing margin remained constant at $3.1 million during the second quarter of 1996, compared to $3.1 million during the second quarter of 1995.

     Included in loan servicing fees for the second quarter of 1996 and 1995 are subservicing fees received by the Company of $360,000 and $122,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

     The following tables summarizes the net servicing margin for the second quarters of both 1996 and 1995:


                                                               For the Quarter Ended June 30,
                                                                      ($ in thousands)
                                                            ------------------------------------
(Unaudited)                                                    1996                       1995
                                                            ----------                ----------
Loan servicing fees                                         $    6,729                $    5,237
Amortization of mortgage servicing rights                        3,646                     2,119
                                                            ----------                ----------
Net servicing margin                                        $    3,083                $    3,118
                                                            ==========                ==========
Average underlying unpaid principal balance
  of mortgage loans serviced                                $6,425,960                $4,355,761
                                                            ==========                ==========

OTHER INCOME

     Other income decreased during the second quarter of 1996 compared to the second quarter of 1995, primarily due to the prospective recharacterization of certain loan related gain and loss amounts in connection with the implementation of SFAS No. 122.

EXPENSES

     The $11.9 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits; which increased $8.0 million, or 164%. The Company increased its employee headcount by 389 from 648 at June 30, 1995, to 1,037 at June 30, 1996. The increased employee headcount and associated increase in salary and employee benefit costs was necessitated by the Company's increased loan production and average loan servicing volume, which were up 99% and 48%, respectively. Employee headcount attributable to expansion of the wholesale division and establishment of the retail division accounted for 146 of the total 389 increase and for $5.5 million of the total $13.5 million increase in operating expenses.

INCOME TAX EXPENSE

     Income tax expense includes both federal and state income taxes. The effective tax rates for 1996 and 1995 were 38.5% and 38.3%, respectively. Income tax expense increased by 157% to $3.9 million for the second quarter of 1996 from $1.5 million for the second quarter of 1995 due to the above-described factors that resulted in a 155% or $6.2 million increase in income before taxes.

FINANCIAL CONDITION

     During the latter part of March 1996, the Company completed a public offering of 3,842,961 shares of common stock priced at $14.50 per share. The Company sold 2,530,000 shares in the offering, while certain stockholders sold the remaining 1,312,961 shares. In a concurrent private placement, the Company sold an additional 896,552 shares of common stock at the offering price of $14.50 per share to RBC, which owned approximately 41% of the Company's outstanding common stock prior to the public offering and private placement and approximately 38% immediately thereafter. Net proceeds to the Company after underwriting discounts and offering expenses totaled approximately $47.4 million. Proceeds of the offering were used to repay indebtedness to RBC and for other general corporate purposes, including the continued growth and general expansion of the Company's business activities.

     During the second quarter of 1996, the Company continued to establish new correspondent relationships. The number of correspondents approved to do business in the Company's correspondent lending program increased to 803 at June 30, 1996 from 787 at March 31, 1996.

     The Company continued expanding its wholesale division during the second quarter of 1996. There were approximately 1,694 wholesale brokers approved to do business with the Company at June 30, 1996 as compared to approximately 1,393 at March 31, 1996.

     The Company's Retail Division, operating under the name of Intercounty Mortgage, Inc., employed 190 people at June 30, 1996 with offices in New York
(4), New Jersey and Pennsylvania at June 30, 1996.

     The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control. Management of the Company recognizes these challenges and continues to manage the Company accordingly.

     Mortgage loans held for sale and mortgage-backed securities totaled $693.3 at June 30, 1996 versus $1,096.6 million at March 31, 1996, a decrease of 37%. The balance of mortgage loans held for sale and mortgage-backed securities at June 30, 1996, decreased over that held at March 31, 1996, primarily as a result of a decrease in mortgage loan production in the second quarter of 1996 compared to the first quarter.

     The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $5.9 billion at June 30, 1996 from $5.8 billion at March 31, 1996, an increase of 2%.

     Short-term borrowings, which are the Company's primary source of funds, totaled $684.0 million at June 30, 1996, compared to $1,063.5 million at March 31, 1996, a decrease of 36%. The decrease in the balance outstanding at June 30, 1996, resulted from decreased funding requirements related to a decrease in the balance of mortgage loans held for sale and mortgage-backed securities at June 30, 1996. At June 30, 1996 there are no long-term borrowings. Long-term borrowings, which are used primarily to finance the Company's servicing portfolio, were $24.0 million at March 31, 1996.

     Other liabilities totaled $45.3 million as of June 30, 1996, compared to the March 31, 1996, balance of $62.1 million, a decrease of $16.8 million or 27%. The decrease in other liabilities resulted primarily from an decrease at month end in the volume of loans acquired through certain correspondent funding programs of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $570 million warehouse line of credit provided by a syndicate of unaffiliated banks which expires in July 1997. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $130 million, plus net income subsequent to the agreement date and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of GNMA, FHA, VA, FNMA and FHLMC mortgage loans and
(iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability (i) to pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or (ii) to engage significantly in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

     The Company has also entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1 billion.

     Additionally, the Company entered into a $200 million, 364-day revolving term credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts on July 31,1997, into a four-year term loan and the facility is secured by the Company's servicing portfolio designated as "available-for-sale". A $70 million portion of the revolver facility matures on July 31, 1997 and is secured by the Company's servicing portfolio designated as "held-for-sale". A $50 million portion of the revolver facility matures on July 31, 1997 and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

     The Company has entered into a $6.6 million, 364-day revolving credit facility secured by certain real property of the Company. The facility includes covenants substantially the same as those described above with respect to the warehouse line of credit and matures in August of 1996.

     The Company was in compliance with the covenants at June 30, 1996, and March 31, 1996. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

     Beginning in June 1995, the Company has from time to time borrowed up to $19 million on a short-term unsecured basis from RBC. Interest on these borrowings is at the prime rate. There was no indebtedness to RBC at June 30, 1996. The Company has no plans in the foreseeable future to borrow from RBC.

                           PART II. OTHER INFORMATION



ITEM 4.- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period April 1, 1996, through June 30, 1996, the following matters were submitted to a vote of security holders:

At the annual meeting of the shareholders of the Company on April 25, 1996, the shareholders elected John W. Currie, Stuart M. Cable and John O. Wolcott to serve as directors of the Company for three year terms expiring at the 1999 annual meeting of shareholders. Messrs. Cable and Wolcott each received 10,999,083 votes. There were 19,561 abstentions. There were no broker non-votes, no votes cast against and no votes withheld from Messrs. Cable and Wolcott. Mr. Currie received 11,018,644 votes with no abstentions, no votes cast against, no votes withheld and no broker non-votes. In addition to the directors elected at the meeting, the directors whose terms continued after the meeting were Edward J. Sebastian, David W. Johnson, Jr., Boyd M. Guttery, John
C. Baker and Lee Shelton.

The shareholders also approved the Company's Omnibus Stock Award Plan for employees. There were 9,875,984 votes for, with 8,255 abstentions, 1,134,405 votes against, no votes withheld and no broker non-votes.

The shareholders also approved the Company's Formula Stock Option Plan for non-employee directors. There were 10,755,603 votes for, with 254,647 votes against, 8,394 abstentions, no votes withheld and no broker non-votes.

ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K

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



                                RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                ----------------------------------------
                                             (Registrant)



                                /s/  Steven F. Herbert
                                -----------------------------------------
                                Steven F. Herbert
                                Executive Vice President and
                                Chief Financial Officer

                                (signing in the capacity of (i) duly
                                authorized officer of the registrant and (ii) principal financial officer of the registrant)







DATED: August 9, 1996

                               INDEX TO EXHIBITS





EXHIBIT NO.                         DESCRIPTION                                                               PAGE
- -----------                         -----------                                                               ----

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



                                       A

EXHIBIT NO.                         DESCRIPTION                                                               PAGE
- -----------                         -----------                                                               ----

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

4.11          Amendment No. 1 to Amended and Restated Secured Revolving/Term Credit Agreement dated             *
              March 29, 1996, between the Registrant and the Banks Listed on the Signature
              Pages Thereof, Bank One, Texas, National Association, First Bank National Association,
              Residential Funding Corporation and Chemical Bank as Co-agents and The Bank of New
              York as Agent and Collateral Agent

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



                                       B

EXHIBIT NO.                         DESCRIPTION                                                               PAGE
- -----------                         -----------                                                               ----
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

10.10         (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and                *
              David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1993

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

10.18         Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual                *
              Report on Form 10-K for the year ended December 31, 1993



                                       C

EXHIBIT NO.                         DESCRIPTION                                                               PAGE
- -----------                         -----------                                                               ----
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


                                       D

EXHIBIT NO.                         DESCRIPTION                                                               PAGE
- -----------                         -----------                                                               ----
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

10.44         Amendment to Omnibus Stock Award Plan dated March 22, 1996                                        *

11.1          Statement re Computation of Net Income per Share                                              _____

27.1          Financial Data Schedule (for SEC use only)                                                    _____

__________________________________
* Incorporated by reference



                                       E