Form 10-Q
period 1996-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1996-11-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended September 30, 1996
                                        ------------------

                                     or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ----------

Commission File Number 000-21786
                       ---------



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       STATE OF DELAWARE                                 57-0962375
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7909 Parklane Road,  Columbia, SC                            29223
---------------------------------------     ------------------------------------
(Address of Principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code     (803)741-3000
                                                  ------------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES   X         NO
    -----          -----

The number of shares of common stock of the Registrant outstanding as of October 31, 1996, was 19,279,863.



                                     Page 1
                         Exhibit Index on Pages A to D

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
               Form 10-Q for the quarter ended September 30, 1996

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.  Financial Statements - (Unaudited)
-------------------------------------------

         Consolidated Balance Sheet                                          3


         Consolidated Statement of Income                                    4



         Consolidated Statement of Changes in Stockholders' Equity           5



         Consolidated Statement of Cash Flows                                6


         Notes to Consolidated Financial Statements                          7



ITEM 2.     Management's Discussion and Analysis of                          8
---------------------------------------------------
      Financial Condition and Results of Operations
      ---------------------------------------------


PART II.    OTHER INFORMATION                                               21
-----------------------------


ITEM 6.  Exhibits and Reports on Form 8-K                                   21
-----------------------------------------


SIGNATURES                                                                  22
----------


EXHIBIT INDEX                                                               A-D
-------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                       September 30,  December 31
                                                            1996          1995
                                                       -------------  -----------
ASSETS                                                  (Unaudited)
Cash                                                     $   3,415    $     2,161
Receivables                                                 59,344         57,893
Mortgage-backed securities                                 108,604         22,391
Mortgage loans held for sale                               634,204      1,012,838
Mortgage servicing rights, net                             107,357         99,912
Premises and equipment, net                                 20,985         16,314
Accrued interest on loans held for sale                      4,707          9,464
Other assets                                                19,072         10,124
                                                         ---------    -----------

 Total assets                                            $ 957,688    $ 1,231,097
                                                         =========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Short-term borrowings                                   $ 732,240    $ 1,005,557
 Long-term borrowings                                                      65,530
 Accrued expenses                                           14,048         10,036
 Other liabilities                                          55,720         56,570
                                                         ---------    -----------

 Total liabilities                                         802,008      1,137,693
                                                         ---------    -----------

Stockholders' equity
 Common stock                                                  193            146
 Additional paid-in capital                                149,589         84,533
 Retained earnings                                           9,963         10,725
 Unearned shares of employee stock ownership plan           (4,065)        (2,000)
                                                         ---------    -----------

 Total stockholders' equity                                155,680         93,404
                                                         ---------    -----------

 Total liabilities and stockholders' equity              $ 957,688    $ 1,231,097
                                                         =========    ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                  (Unaudited)



                                                For the Nine Months Ended    For the Three Months Ended
                                                      September 30,                 September 30,
                                                -------------------------    --------------------------
                                                   1996           1995           1996          1995
                                                ----------     ----------     ----------    -----------
REVENUES
  Interest income                               $   49,809     $   28,357     $   14,508    $   17,167
  Interest expense                                 (37,029)       (22,963)       (10,008)      (13,995)
                                                ----------     ----------     ----------    ----------
  Net interest income                               12,780          5,394          4,500         3,172
  Net gain on sale of mortgage loans                59,348         16,830         19,312        13,733
  Gain on sale of mortgage servicing rights            964          6,027            775           188
  Loan servicing fees                               21,379         17,433          7,520         6,344
  Other income                                         404          1,704            106           446
                                                ----------     ----------     ----------    ----------
       Total revenues                               94,875         47,388         32,213        23,883
                                                ----------     ----------     ----------    ----------
EXPENSES
  Salary and employee benefits                      37,830         18,517         12,315         9,842
  Occupancy expense                                  4,125          1,955          1,485           886
  Amortization of mortgage servicing rights         11,064          6,605          3,748         2,458
  General and administrative expenses               14,608          7,210          4,858         3,260
                                                ----------     ----------     ----------    ----------
       Total expenses                               67,627         34,287         22,406        16,446
                                                ----------     ----------     ----------    ----------

  Income before income taxes                        27,248         13,101          9,807         7,437
  Income tax expense                               (10,340)        (5,012)        (3,626)       (2,841)
                                                ----------     ----------     ----------    ----------
  Net income                                    $   16,908     $    8,089     $    6,181    $    4,596
                                                ==========     ==========     ==========    ==========

  Weighted average shares                       18,015,315     15,476,855     18,965,867    15,387,790
                                                ==========     ==========     ==========    ==========

  Net income per common share                   $     0.94     $     0.52     $     0.33    $     0.30
                                                ==========     ==========     ==========    ==========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                  (Unaudited)


 For the Nine Months Ended
    September 30, 1995                           Common Stock                                   Unearned Shares of
--------------------------                  ---------------------   Additional Paid-  Retained    Employee Stock
                                              Shares       Amount      In Capital     Earnings    Ownership Plan         Total
                                            ----------     ------   ----------------  --------- ------------------     ---------
Balance, December 31, 1994                  11,944,304     $ 119       $  60,157      $  20,338       $                $  80,614
Issuance of restricted stock                    43,402         *             406                                             406
Stock dividend adjustment                    2,550,258        26          23,805        (23,831)
Loans to ESOP                                                                                           (1,500)           (1,500)
Net income                                                                                8,088                            8,088
                                            ----------     -----       ---------      ---------       --------         ---------

Balance, September 30, 1995                 14,537,964     $ 145       $  84,368      $   4,595       $ (1,500)        $  87,608
                                            ==========     =====       =========      =========       ========         =========
 For the Nine Months Ended
    September 30, 1996
--------------------------

Balance, December 31, 1995                  14,550,462     $ 146       $  84,533      $  10,725       $ (2,000)        $  93,404
Issuance of restricted stock                    16,410         *             256                                             256
Net proceeds of public offering              3,426,552        34          47,417                                          47,451
Stock dividend adjustment                    1,261,332        13          17,115        (17,128)
Cash dividend                                                                              (542)                            (542)
Shares issued or purchased under dividend
    reinvestment and stock
    purchase plan and employee
    stock purchase plan                         25,107         *             157                                             157
Loans to ESOP                                                                                           (2,365)           (2,365)
Shares committed to be
    released under ESOP                                                      111                           300               411
Net income                                                                               16,908                           16,908
                                            ----------     -----       ---------      ---------       --------         ---------

Balance, September 30, 1996                 19,279,863     $ 193       $ 149,589      $   9,963       $ (4,065)        $ 155,680
                                            ==========     =====       =========      =========       ========         =========



* Amount less than $1




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended September 30,
                                                                                 1996              1995
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                 $     16,908      $      8,089
  Adjustments to reconcile net
     income to cash provided by (used in) operating activities:
     Depreciation and amortization                                                 12,980             7,289
     Net increase in allowance for estimated foreclosure losses                       291
     Increase in receivables                                                       (1,451)           (4,779)
     Acquisition of mortgage loans                                             (7,928,301)       (4,382,696)
     Proceeds from sales of mortgage loans and mortgage-backed securities       8,279,643         3,617,406
     Acquisition of mortgage servicing rights                                    (174,941)          (71,512)
     Sales of mortgage servicing rights                                           157,532            33,249
     Net gain on sales of mortgage loans and servicing rights                     (60,312)          (22,857)
     Decrease (increase) in accrued interest on loans                               4,757            (4,874)
     Increase in other assets                                                      (8,948)           (2,450)
     Increase in accrued expenses and other liabilities                             3,162            30,923
------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                   301,320          (792,212)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of premises and equipment, net                                         (6,587)           (3,730)
------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                  (6,587)           (3,730)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     25,933,824        14,119,293
  Repayment of borrowings                                                     (26,272,671)      (13,320,839)
  Stock dividend adjustment                                                                              (1)
  Issuance of restricted stock                                                        256               406
  Net proceeds of public offering                                                  47,451
  Cash dividend                                                                      (542)
  Activity under Employee Stock Ownership Plan, net                                (1,954)           (1,500)
  Shares issued under dividend reinvestment and stock purchase plan                   157
------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing activities                  (293,479)          797,359
------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                1,254             1,417
Cash, beginning of period                                                           2,161               232
------------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $      3,415      $      1,649
============================================================================================================





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996



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

THE COMPANY

         Resource Bancshares Mortgage Group, Inc. (the Company), was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the mortgage banking business of RBC were transferred to the Company on June 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As a result, RBC retained a significant ownership interest in the Company. As of September 30, 1996, RBC owns approximately 38% of the outstanding common stock of the Company.

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

LOAN PRODUCTION

         A summary of loan production by source for the periods indicated is set forth below:

($ in thousands)
(Unaudited)                  Nine Months Ended September 30,        Quarter Ended September 30,
                                 1996               1995              1996                1995
                             -------------------------------      -------------------------------
Loan Production:
  Correspondent Division     $ 6,310,198        $ 3,904,614       $ 1,725,329         $ 2,273,338
  Wholesale Division           1,077,812            381,777           341,116             243,810
  Retail Division                503,654             96,304           193,235              88,457
                             -----------        -----------       -----------         -----------
Total Loan Production        $ 7,891,664        $ 4,382,695       $ 2,259,680         $ 2,605,605
                             ===========        ===========       ===========         ===========

         Average estimated market share for the third quarter of 1996 was 1.23% as compared to 1.39% for the comparable period of 1995. Historically, the Company was exclusively focused on purchasing loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation, which purchased its first loan in May of 1994, and a retail operation, which originated its first loan in May of 1995. Accordingly, correspondent operations accounted for 76% of the Company's loan production and 0.94% of total market share for the third quarter of 1996 as compared to 87% and 1.22% for the third quarter of 1995.

Correspondent Loan Production

         A summary of key information relevant to the Company's correspondent loan production activities is set forth below:

                                                                       At or For the Quarter Ended
         ($ in thousands)                                                      September 30,
         (Unaudited)                                                      1996              1995
                                                                     --------------------------------
         Estimated U. S. 1-4 Family Mortgage Originations
           Statistics (1)
           U. S. 1-4 Family Mortgage Originations                    $ 184,000,000     $ 187,000,000
           Adjustable Rate Mortgage Market Share                             32.00%            23.00%

         Company Information
           Correspondent Loan Production                             $   1,725,329     $   2,273,338
           Estimated Market Share of Correspondent Division                   0.94%             1.22%
           Approved Correspondents                                             849               691

         (1) Source: Mortgage Bankers Association of America, Economics Department.


         The 24% decrease in correspondent loan production to $1.7 billion for the third quarter of 1996 from $2.3 billion for the third quarter of 1995 was primarily due to the nationwide decline in mortgage production which is related to the mortgage interest rate environment, and the increase in the adjustable rate mortgage (ARM) share of the U.S. market to an estimated 32% for the third quarter of 1996 from an estimated 23% for the third quarter of 1995. The Company is primarily focused on purchase and origination of fixed rate 1-4 family residential mortgage loans. As such, the Company is competitively disadvantaged in economic environments which tend to favor originations of ARMs (generally higher long-term fixed rate and steeper yield curve environments tend to favor ARM originations) over fixed rate mortgages. The number of approved correspondents increased by 158 or 23% to 849 at September 30, 1996, from 691 at September 30, 1995.

Wholesale Loan Production

         A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ in thousands)                   At or For the Nine months          At or For the Quarter
(Unaudited)                           Ended September 30,               Ended September 30,
                                   -------------------------        -------------------------
                                      1996            1995             1996            1995
                                   ----------      ---------        ---------       ---------
Wholesale Loan Production          $1,077,812      $ 381,777        $ 341,116       $ 243,810
Wholesale Division Direct
  Operating Expenses               $   6, 363      $   2,093        $   2,107       $   1,097
Approved Brokers                        2,147            819            2,147             819
Number of Branches                         12             10               12              10
Number of Employees                       118             85              118              85

         The $97 million increase in wholesale loan production to $341 million for the third quarter of 1996 from $244 million for the third quarter of 1995 relates to the Company's expansion into these activities which began in May of 1994. That is, during the third quarter of 1995, this division was still in the latter phase of its initial startup stage. Similarly, the numbers of approved brokers, branches and employees has also increased significantly.

Retail Loan Production

         A summary of key information relevant to the Company's retail production activities that commenced in May of 1995 is set forth below:

($ in thousands)                                At or For the Nine months        At or For the Quarter
(Unaudited)                                        Ended September 30,             Ended September 30,
                                                -------------------------       ------------------------
                                                   1996           1995             1996           1995
                                                ---------       ---------       ---------        -------
Retail Loan Production                          $ 503,654       $ 96,304        $ 193,235        $88,457
Retail Division Operating Expenses              $  11,785       $  4,293        $   3,953        $ 3,104
Number of Branches                                      6              6                6              6
Number of Employees                                   201            148              201            148

LOAN SERVICING

         A summary of key information relevant to the Company's loan servicing activities is set forth below:


($ in thousands)                                 At or For the Nine months       At or For the Quarter
(Unaudited)                                         Ended September 30,           Ended September 30,
                                                --------------------------    ---------------------------
                                                    1996           1995           1996            1995
                                                -----------    -----------    -----------     -----------
Underlying Unpaid Principal Balances:
  Beginning Balance                             $ 5,562,930    $ 4,039,847    $ 5,926,199     $ 4,560,740
  Loan Production (net of servicing
  released production)                            7,839,837      3,809,034      2,234,824       2,347,140
  Net Change in Work-in-Process                     297,635         20,179        231,201           4,560
  Bulk Acquisitions                               1,354,592        334,346      1,293,705
  Sales of Servicing                             (7,744,335)    (1,556,530)    (2,778,861)       (605,845)
  Paid-In-Full Loans                               (331,688)      (179,104)       (85,349)       (120,027)
  Amortization, Curtailments, and Others, net      (438,897)      (873,350)      (281,645)       (592,146)
                                                -----------    -----------    -----------     -----------
  Ending Balance                                $ 6,540,074    $ 5,594,422    $ 6,540,074     $ 5,594,422
                                                ===========    ===========    ===========     ===========

Loan Servicing Fees                             $    21,379        $17,433         $7,520          $6,344
Cash Operating Expenses                              56,563         27,682         18,658          13,988
Coverage Ratio                                           38%            63%            40%             45%

Average Underlying Unpaid Principal Balances    $ 6,298,846    $ 4,593,482    $ 6,576,798     $ 5,168,528
Weighted Average Note Rate                             7.91%          7.87%          7.91%           7.87%
Weighted Average Servicing Fee                         0.39%          0.42%          0.39%           0.42%
Delinquency (30+ days) including bankruptcies          3.73%          3.53%          3.73%           3.53%
 and foreclosures
Number of Servicing Division Employees                  128            102            128             102

         The $1.4 billion or 27% increase in the average underlying unpaid principal balance of mortgage loans being serviced for the third quarter of 1996 as compared to the third quarter of 1995 is primarily related to the Company's acquisition of approximately $1.3 billion of servicing rights during the third quarter of 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

SUMMARY

         Total revenues of the Company increased 100% to $94.9 million for the first nine months of 1996 as compared to $47.4 million for the first nine months of 1995. The $47.5 million increase in revenues was primarily due to a $7.4 million increase in net interest income and a $37.5 million increase in gains on sales of loans and servicing rights, which were partially offset by a $28.9 million increase in operating expenses (exclusive of amortization and taxes). The increase in net interest income is primarily due to the improved net interest margins associated with the steeper 1996 yield curve environment as well as increased year-to-date volume of loans originated and purchased.
The increase in gains on sales of loans and servicing rights is related to improved production margins and increased loan production volumes for the first nine months of 1996. The increase in operating expenses is primarily attributable to increased costs associated with increased loan production and loan servicing volumes and increased costs associated with expansion into wholesale and retail operations. Direct costs related to the Company's expansion into retail and wholesale operations account for approximately $7.5 million and $4.3 million, or 22% and 13%, respectively, of the total increase in operating expenses for the first nine months of 1996 compared to the same period of the prior year.

         The following sections discuss the components of the Company's results of operations in greater detail.


NET INTEREST INCOME

         The following table analyzes net interest income in terms of rate and volume variances of the interest spread for the nine months ended September 30, 1996, and 1995 (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds). All dollars are in thousands; the information presented is unaudited.

                                                                                                               Variance
   Average Volume      Average Rate                                          Interest                        Attributable to
-------------------------------------                                 ---------------------               ---------------------
   1996      1995      1996     1995                                     1996         1995     Variance     Rate       Volume
-------------------------------------                                 ---------------------------------------------------------
                                       INTEREST INCOME
                                       ---------------
                                       Mortgages Held for Sale and
$ 864,901 $ 475,592    7.68%    7.95%   Mortgage-Backed Securities    $ 49,809     $ 28,357    $ 21,452   $ (1,760)   $ 23,212
-------------------------------------                                 ---------------------------------------------------------
                                       INTEREST EXPENSE
                                       ----------------
$ 321,643 $ 225,935    4.60%    4.98%  Warehouse Line                 $ 11,071     $  8,410    $  2,661       (901)   $  3,562
  516,397   225,185    5.64%    6.22%  Gestation Line                   21,788       10,474      11,314     (2,231)     13,545
   20,486    40,375    8.19%    7.83%  Servicing Secured Line            1,256        2,364     (1,108)         57      (1,165)
   20,363     2,561    5.87%    6.26%  Servicing Receivable Line           894          120         774        (60)        834
   10,475     4,891    8.50%    8.75%  Other Borrowings                    667          320         347        (19)        366
                                       Facility Fees & Other Charges     1,353        1,275          78                     78
-------------------------------------                                 ---------------------------------------------------------
$ 889,364 $ 498,947    5.56%    6.15%  Total Interest Expense         $ 37,029     $ 22,963    $ 14,066   $ (3,154)   $ 17,220
-------------------------------------                                 ---------------------------------------------------------
                       2.12%    1.80%  Net Interest Income            $ 12,780     $  5,394    $  7,386   $  1,394    $  5,992
                       ==============                                 =========================================================

         Net interest income increased 137% to $12.8 million for the first nine months of 1996 compared to $5.4 million for the first nine months of 1995. The $7.4 million increase in net interest income is primarily attributable to the 82% increase in the average volume of mortgages held for sale and mortgage-backed securities for the first nine months of 1996 from that of the first nine months of 1995. Net interest income also increased due to an increase in the interest-rate spread of 32 basis points to 212 basis points for 1996 as compared to 180 basis points for 1995.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

         Net gains on sales of mortgage loans and mortgage servicing rights increased $37.5 million to $60.3 million for the first nine months of 1996 as compared to $22.9 million for the first nine months of 1995. As further discussed below, this increase is primarily due to higher volumes of mortgage loans and mortgage servicing rights sold during the first nine months of 1996 compared to the first nine months of 1995, as well as the effects of increased profit margins on sales.

Net Gain on Sale of Mortgage Loans

         A reconciliation of the effects of SFAS No. 91, SFAS No. 65, and SFAS No. 122 on the gain on sale of mortgage loans for the periods indicated follows:

($ in thousands)                                       For the Nine Months Ended September 30,
(Unaudited)                                            ---------------------------------------
                                                             1996                  1995
                                                       ---------------       -----------------
Gross proceeds on sales of mortgage loans                $ 8,279,643           $ 3,617,406
Initial unadjusted  acquisition cost of mortgage
  loans sold                                               8,271,259             3,617,662
                                                         -----------           -----------
Unadjusted gain (loss) on sale of mortgage loans               8,384                  (256)
Administrative fees collected                                 26,921                 8,904
                                                         -----------           -----------
Unadjusted aggregate margin                                   35,305                 8,648
Acquisition basis allocated to mortgage servicing
  rights (SFAS No. 122)                                       24,338                 9,168
Gains deferred to reduce mortgage servicing
  rights (SFAS No. 65)                                                                (922)
Net change in deferred administrative fees
  (SFAS No. 91)                                                 (295)                  (64)
                                                         -----------           -----------

Net gain on sale of mortgage loans                       $    59,348           $    16,830
                                                         ===========           ===========



         The Company sold loans during the first nine months of 1996 with an aggregate unpaid principal balance of $8.3 billion compared to sales of $ 3.6 billion for the first nine months of 1995. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $8.4 million (10 basis points) for the first nine months of 1996 as opposed to a $0.3 million loss (-1 basis point) for the first nine months of 1995. The Company received administrative fees of $26.9 million (33 basis points) on these loans during the first nine months of 1996 and $8.9 million (25 basis points) during the first nine months of 1995. The Company had allocated $24.3 million to basis in mortgage servicing rights for loans sold in the first nine months of 1996 as compared to $9.2 million allocated to loans sold in the first nine months of 1995. This is a result of the adoption of SFAS No. 122 for loans acquired after April 1, 1995. Also, there was no gain deferred against mortgage servicing rights during the first nine months of 1996 due to the adoption of SFAS No. 122, while $0.9 million was deferred during the comparable period of 1995. As a result, net gain on sale of mortgage loans increased to $59.3 million for the first nine months of 1996 versus $16.8 million for 1995. This increase was primarily due to the 129% increase in the volume of mortgage loans sold, as well as a 19 basis-point increase in the unadjusted aggregate margin from 24 basis points for the first nine months of 1995 to 43 basis points for the first nine months of 1996.

         Although implementation of SFAS No. 122 accounts for a significant portion of the increase in the amount reported as net gain on sale of mortgage loans, implementation also accounts for a significant portion of the decrease in the amount reported as gain on sale of mortgage servicing rights, as discussed below.

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


($ in thousands)                                       For the Nine Months Ended September 30,
(Unaudited)                                            ---------------------------------------
                                                              1996                  1995
                                                       ----------------      -----------------
Underlying unpaid principal balances of
  mortgage loans on which servicing rights
  were sold during the period                             $ 7,751,124          $ 1,665,500
                                                          ===========          ===========
Gross proceeds from sales of mortgage
  servicing rights                                        $   157,532          $    33,249
Initial acquisition cost, net of amortization                 132,628               28,083
                                                          -----------          -----------
Unadjusted gain on sale of mortgage
  servicing rights                                             24,904                5,166
Acquisition basis allocated from mortgage
  loans, net of amortization (SFAS No. 122)                   (23,940)              (2,745)
Previously deferred administrative fees and gain
  on sale of mortgage loans recognized (SFAS
  No. 65 and No. 91)                                                                 3,606
                                                          -----------          -----------

Gain on sale of mortgage servicing rights                 $       964          $     6,027
                                                          ===========          ===========


         During the first nine months of 1996, the Company completed 26 sales of mortgage servicing rights representing $7.8 billion of underlying unpaid principal mortgage loan balances. This compares to 10 sales of mortgage servicing rights representing $1.7 billion of underlying unpaid principal mortgage loan balances in the first nine months of 1995. Unadjusted gain on sale of mortgage servicing rights was $24.9 million for the first nine months of 1996, up from $5.2 million for 1995. The Company reduced this unadjusted gain by $23.9 million in the first nine months of 1996 due to the adoption of SFAS No. 122 effective April 1, 1995. Similarly, prior to adoption of SFAS No. 122, the Company recognized $3.6 million in previously deferred administrative fees and gain on sales of mortgage loans. As discussed above, SFAS No. 122 does not require that gains on sale of mortgage loans or administrative fees be deferred as a reduction of basis in mortgage servicing rights. Thus, the $5.1 million decline in gain on sale of mortgage servicing rights is primarily related to adoption of SFAS No. 122.

NET SERVICING MARGIN

         Loan servicing fees were $21.4 million for the first nine months of 1996, compared to $17.4 million for the first nine months of 1995, an increase of 23%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $6.3 billion during the first nine months of 1996 from $4.6 billion during the first nine months of 1995, an increase of 37%. Similarly, amortization of mortgage servicing rights also increased to $11.1 million during the first nine months of 1996 from $6.6 million during the first nine months of 1995, an increase of 68%. The increase in amortization is primarily attributed to the growth in the average balance of the mortgage loans serviced. As a result, net servicing margin decreased to $10.3 million during the first nine months of 1996, compared to $10.8 million during the first nine months of 1995, a decrease of 5%.

         Included in loan servicing fees for the first nine months of 1996 and the first nine months of 1995 are subservicing fees received by the Company of $858,000 and $560,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

         The following table summarizes the net servicing margin for the first nine months of 1996 and 1995:


($ in thousands)                                     For the Nine Months Ended September 30,
(Unaudited)                                         -----------------------------------------
                                                        1996                          1995
                                                    -----------                   -----------
Loan servicing fees                                 $    21,379                   $    17,433
Amortization of mortgage servicing rights                11,064                         6,605
                                                    -----------                   -----------
Net servicing margin                                $    10,315                   $    10,828
                                                    ===========                   ===========

Average underlying unpaid principal balance
of mortgage loans serviced                          $ 6,298,846                   $ 4,593,482
                                                    ===========                   ===========


OTHER INCOME

         Other income decreased by $1.3 million during the first nine months of 1996 compared to the first nine months of 1995, primarily due to the prospective recharacterization of certain loan related gain and loss amounts in connection with the implementation of SFAS No. 122.

EXPENSES

         The $28.9 million increase in operating expenses (excluding amortization of mortgage servicing rights) was primarily comprised of a $19.3 million, or 104% increase in salary and employee benefits; as well as a $7.4 million, or 103% increase in general and administrative expenses. The Company increased its employee headcount by 664 from 364 at the beginning of 1995, to 1,028 at September 30, 1996. The increased employee headcount, associated increase in salary and employee benefit costs, as well as additional general and administrative costs was necessitated by the Company's increased loan production and average loan servicing volume, which were up 80% and 37%, respectively. Employee headcount attributable to expansion of the wholesale division and establishment of the retail division accounted for 304 of the total 664 increase and for $11.8 million of the total $33.3 million increase in operating expenses for the comparative nine month period.

INCOME TAX EXPENSE

         Income tax expense includes both federal and state income taxes. The effective tax rates for 1996 and 1995 were 37.9% and 38.3%, respectively. Income tax expense increased by 106% to $10.3 million for the first nine months of 1996 from $5.0 million for the first nine months of 1995 due to the above-described factors that resulted in a 108% or $14.1 million increase in income before taxes.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1995

SUMMARY

         Total revenues of the Company increased 35% to $32.2 million for the third quarter of 1996 as compared to $23.9 million for the third quarter of 1995. The $8.3 million increase in revenues was primarily due to a $1.3 million increase in net interest income and a $6.2 million increase in gains on sales of loans and servicing rights, which were partially offset by a $4.7 million increase in operating expenses (exclusive of amortization and taxes). The increase in net interest income is primarily due to improved net interest margins associated with the steeper 1996 yield curve environment. The increase in gains on sales of loans and servicing rights is related to the Company's improved production margins. The increase in operating expenses is primarily attributable to increased costs associated with increased loan servicing volumes and increased costs associated with expansion in the wholesale and retail operations. Direct costs related to the Company's expansion in the retail and wholesale operations account for approximately $0.8 million and $1.0 million, or 14% and 17%, respectively, of the total increase in operating expenses for the third quarter of 1996 compared to the same period of the prior year.

         The following sections discuss the components of the Company's results of operations in greater detail.


NET INTEREST INCOME

         The following table analyzes net interest income in terms of rate and volume variances of the interest spread for the three months ended September 30, 1996, and 1995 (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds). All dollars are in thousands; the information presented is unaudited.

                                                                                                               Variance
   Average Volume      Average Rate                                          Interest                        Attributable to
-------------------------------------                                 ---------------------               ---------------------
   1996      1995      1996     1995                                     1996         1995     Variance     Rate       Volume
-------------------------------------                                 ---------------------------------------------------------
                                       INTEREST INCOME
                                       ---------------
                                       Mortgages Held for Sale and
$ 729,538 $ 868,844    7.95%    7.90%    Mortgage-Backed Securities   $ 14,508     $ 17,167    $ (2,659)  $     93    $ (2,752)
-------------------------------------                                 ---------------------------------------------------------
                                       INTEREST EXPENSE
                                       ----------------
$ 291,280 $ 351,177    4.36%    5.34%  Warehouse Line                 $  3,192     $  4,731    $ (1,539)  $   (732)   $   (807)
  417,834   478,163    5.64%    6.16%  Gestation Line                    5,923        7,425      (1,502)      (566)       (936)
             58,532             7.69%  Servicing Secured Line                         1,134      (1,134)                (1,134)
   16,560     7,600    5.98%    6.29%  Servicing Receivable Line           249          120         129        (13)        142
      978    13,731    8.95%    9.25%  Other Borrowings                     22          320        (298)                  (298)
                                       Facility Fees & Other Charges       622          265         357                    357
-------------------------------------                                 ---------------------------------------------------------
$ 726,652 $ 909,203    5.47%    6.10%  Total Interest Expense         $ 10,008     $ 13,995    $ (3,987)  $ (1,311)   $ (2,676)
-------------------------------------                                 ---------------------------------------------------------
                       2.48%    1.80%  Net Interest Income            $  4,500     $  3,172    $  1,328   $  1,404    $    (76)
                       ==============                                 =========================================================

         Net interest income increased 42% to $4.5 million for the third quarter of 1996 compared to $3.2 million for the third quarter of 1995. The $1.3 million increase in net interest income is primarily attributable to the 20% decrease in the average volume of debt for the third quarter of 1996 from that of the third quarter of 1995. The interest rate spread increased by 68 basis points to 248 basis points for 1996 as compared to 180 basis points for 1995. The Company's long-term mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its earning asset yields are based upon long-term rate indices. Thus, the increase in interest-rate spread was primarily the result of larger spreads between long-term and short-term rates in the third quarter of 1996 versus the third quarter of 1995.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

         Net gains on sales of mortgage loans and mortgage servicing rights increased $6.2 million to $20.1 million for the third quarter of 1996 as compared to $13.9 million for the third quarter of 1995. As further discussed below, this increase is primarily due to higher volumes of mortgage servicing rights sold during the third quarter of 1996 compared to the third quarter of 1995 and the effects of improved profit margins on sales.

Net Gain on Sale of Mortgage Loans

         A reconciliation of the effects of SFAS No. 91, SFAS No. 65, and SFAS No. 122 on the gain on sale of mortgage loans for the periods indicated follows:

($ in thousands)                                         For the Quarter Ended September 30,
(Unaudited)                                             ------------------------------------
                                                            1996                     1995
                                                        -----------              -----------
Gross proceeds on sales of mortgage loans               $ 2,223,612              $ 2,382,668
Initial unadjusted acquisition cost of mortgage
  loans sold                                            $ 2,221,287                2,382,342
                                                        -----------              -----------
Unadjusted gain (loss) on sale of mortgage loans              2,325                      326
Administrative fees collected                                 8,211                    5,929
                                                        -----------              -----------
Unadjusted aggregate margin                                  10,536                    6,255
Acquisition basis allocated to mortgage servicing
  rights (SFAS No. 122)                                       8,757                    7,520
Net change in deferred administrative fees
  (SFAS No. 91)                                                  19                      (42)
                                                        -----------              -----------

Net gain on sale of mortgage loans                      $    19,312              $    13,733
                                                        ===========              ===========


         The Company sold loans during the third quarter of 1996 with an aggregate unpaid principal balance of $2.2 billion compared to sales of $2.4 billion for the third quarter of 1995. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $2.3 million (10 basis points) for the third quarter of 1996 as compared to $0.3 million (1 basis point) for the third quarter of 1995. The Company received administrative fees of $8.2 million (37 basis points) on these loans during the third quarter of 1996 and $5.9 million (25 basis points) during the third quarter of 1995. The Company had allocated $8.8 million to basis in mortgage servicing rights for loans sold in the third quarter of 1996 as compared to $7.5 million allocated to loans sold in the third quarter of 1995. This is a result of the adoption of SFAS No. 122 for loans acquired after April 1, 1995. As a result, net gain on sale of mortgage loans increased to $19.3 million for the third quarter of 1996 versus $13.7 million for the third quarter of 1995. This increase was primarily due to the 21 basis-point increase in the aggregate unadjusted margin from 26 basis points for the third quarter of 1995 to 47 basis points for the third quarter of 1996.

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


($ in thousands)                                        For the Quarter Ended September 30,
(Unaudited)                                             -----------------------------------
                                                              1996                 1995
                                                        --------------         ------------
Underlying unpaid principal balances of mortgage
  loans on which servicing rights were sold
  during the period                                      $ 2,778,998            $ 749,178
                                                         ===========            =========

Gross proceeds from sales of mortgage servicing rights   $    54,977            $  16,655
Initial acquisition cost, net of amortization                 42,592               13,722
                                                         -----------            ---------
Unadjusted gain on sale of mortgage servicing rights          12,385                2,933
Acquisition basis allocated from mortgage loans,
  net of amortization (SFAS No. 122)                         (11,610)              (2,745)
                                                         -----------            ---------
Gain on sale of mortgage servicing rights                $       775            $     188
                                                         ===========            =========


         During the third quarter of 1996, the Company completed 10 sales of mortgage servicing rights representing $2.8 billion of underlying unpaid principal mortgage loan balances. This compares to four sales of mortgage servicing rights representing $0.7 billion of underlying unpaid principal mortgage loan balances in the third quarter of 1995. Unadjusted gain on sale of mortgage servicing rights was $12.4 million for the third quarter of 1996, up from $2.9 million for 1995. The Company reduced this unadjusted gain by $11.6 million in the third quarter of 1996 due to the adoption of SFAS No. 122 effective April 1, 1995.

NET SERVICING MARGIN

         Loan servicing fees were $7.5 million for the third quarter of 1996, compared to $6.3 million for the third quarter of 1995, an increase of 19%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $6.6 billion during the third quarter of 1996 from $5.2 billion during the third quarter of 1995, an increase of 27%. Similarly, amortization of mortgage servicing rights also increased to $3.7 million during the third quarter of 1996 from $2.5 million during the third quarter of 1995, an increase of 52%. The increase in amortization is primarily attributed to the growth in the average balance of the mortgage loans serviced. As a result, net servicing margin remained constant at $3.8 million during the third quarter of 1996, compared to $3.9 million during the third quarter of 1995.

         Included in loan servicing fees for the third quarter of 1996 and the third quarter of 1995 are subservicing fees received by the Company of $180,000 and $187,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

         The following table summarizes the net servicing margin for the third quarters of 1996 and 1995:


($ in thousands)                                   For the Quarter Ended September 30,
(Unaudited)                                        -----------------------------------
                                                        1996                 1995
                                                    -----------          -----------
Loan servicing fees                                 $     7,520          $     6,344
Amortization of mortgage servicing rights                 3,748                2,458
                                                    -----------          -----------
Net servicing margin                                $     3,772          $     3,886
                                                    ===========          ===========

Average underlying unpaid principal balance of
mortgage loans serviced                             $ 6,576,798          $ 5,168,528
                                                    ===========          ===========


OTHER INCOME

         Other income decreased by approximately $0.3 million during the third quarter of 1996 compared to the third quarter of 1995, primarily due to the prospective recharacterization of certain loan related gain and loss amounts in connection with the implementation of SFAS No. 122.

EXPENSES

         The $4.7 million increase in operating expenses (excluding amortization of mortgage servicing rights) was primarily comprised of a $2.5 million, or 25% increase in salary and employee benefits; as well as a $1.6 million or 49% increase in general and administrative expenses. Through the end of the third quarter of 1996, the Company increased its employee headcount by 181 from 847 at September 30, 1995, to 1,028 at September 30, 1996. The increased employee headcount, associated increase in salary and employee benefit costs, as well as additional general and administrative costs, was necessitated by the Company's average loan servicing volume which was up 27%. Employee headcount attributable to expansion of the wholesale division and establishment of the retail division accounted for 86 of the total 181 increase and for $1.9 million of the total $6.0 million increase in operating expenses.

INCOME TAX EXPENSE

         Income tax expense includes both federal and state income taxes. The effective tax rates for 1996 and 1995 were 37.0% and 38.2%, respectively. Income tax expense increased by 28% to $3.6 million for the third quarter of 1996 from $2.8 million for the third quarter of 1995 due to the above-described factors that resulted in a 32% or $2.4 million increase in income before taxes.

FINANCIAL CONDITION

         During the latter part of March 1996, the Company completed a public offering of 3,842,961 shares of common stock priced at $14.50 per share. The Company sold 2,530,000 shares in the offering, while certain stockholders sold the remaining 1,312,961 shares. In a concurrent private placement, the Company sold an additional 896,552 shares of common stock at the offering price of $14.50 per share to RBC, which owned approximately 41% of the Company's outstanding common stock prior to the public offering and private placement and approximately 38% immediately thereafter. Net proceeds to the Company after underwriting discounts and offering expenses totaled approximately $47.4 million. Proceeds of the offering were used to repay indebtedness to RBC and were otherwise used for other general corporate purposes, including the continued growth and general expansion of the Company's business activities.

         During the third quarter of 1996, the Company continued to establish new correspondent relationships. The number of correspondents approved to do business in the Company's correspondent lending program increased to 849 at September 30, 1996 from 803 at June 30, 1996.

         The Company continued expanding during the third quarter of 1996. There were approximately 2,147 wholesale brokers approved to do business with the Company at September 30, 1996 as compared to approximately 1,694 at June 30, 1996.

         The Company's retail division, operating under the name of Intercounty Mortgage, Inc., employed 201 people at September 30, 1996 with offices in New York (4), New Jersey and Pennsylvania at September 30, 1996.

         The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control. Management of the Company recognizes these challenges and continues to manage the Company accordingly.

         Mortgage loans held for sale and mortgage-backed securities totaled $742.8 million at September 30, 1996 versus $693.3 million at June 30, 1996, an increase of 7%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $6.5 billion at September 30, 1996 from $5.9 billion at June 30, 1996, an increase of 10%.

         Short-term borrowings, which are the Company's primary source of funds, totaled $732.2 million at September 30, 1996, compared to $684.0 million at June 30, 1996, an increase of 7%. The increase in the balance outstanding at September 30, 1996, resulted from increased funding requirements related to an increase in the balance of mortgage loans held for sale and mortgage-backed securities at September 30, 1996. At September 30, 1996 there are no long-term borrowings.

         Other liabilities totaled $55.7 million as of September 30, 1996, compared to the June 30, 1996, balance of $45.3 million, an increase of $10.4 million or 23%. The increase in other liabilities resulted primarily from a decrease at month end in the volume of loans acquired through certain correspondent funding programs of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $570 million warehouse line of credit provided by a syndicate of unaffiliated banks which expires in July 1997. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $130 million, plus net income subsequent to July 31, 1996 and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of GNMA, FHA, VA, FNMA and FHLMC mortgage loans and
(iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability (i) to pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or (ii) to engage significantly in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

         The Company has also entered into an uncomitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1 billion.

         Additionally, the Company entered into a $200 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts on July 31,1997, into a four-year term loan and the facility is secured by the Company's servicing portfolio designated as "available-for sale". A $70 million portion of the revolver facility matures on July 31, 1997 and is secured by the Company's servicing portfolio designated as "held-for-sale". A $50 million portion of the revolver facility matures on July 31, 1997 and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

         The Company entered into a $6.6 million, 364-day revolving credit facility secured by certain real property of the Company. The facility included covenants substantially the same as those described above with respect to the warehouse line of credit. This revolving credit facility expired in the third quarter of 1996.

         The Company was in compliance with the covenants at September 30, 1996. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

         Beginning in June 1995, the Company has from time to time borrowed up to $19 million on a short-term unsecured basis from RBC. Interest on these borrowings is at the prime rate. There was no indebtedness to RBC at September 30, 1996. The Company has no plans in the foreseeable future to borrow from RBC.

                           PART II. OTHER INFORMATION


ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

         - (A) A LIST OF THE EXHIBITS REQUIRED BY THIS FORM 10-Q, ALONG WITH THE EXHIBIT INDEX CAN BE FOUND ON PAGES A TO D FOLLOWING THE SIGNATURE PAGE.

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



                          RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                          ----------------------------------------
                                       (Registrant)



                          /s/ Steven F. Herbert
                          ----------------------------
                          Steven F. Herbert
                          Executive Vice President and
                          Chief Financial Officer

                          (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)






DATED:   November 6, 1996

                               INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION                                                                                PAGE
-----------               -----------                                                                                ----
 3.1     Restated Certificate of Incorporation of the Registrant incorporated by reference to
         Exhibit 3.3 of the Registrant's Registration No. 33-53980                                                    *

 3.2     Amended and Restated Bylaws of the Registrant incorporated by reference to
         Exhibit 3.4 of the Registrant's Registration No. 33-53980                                                    *

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by reference                                  *
         to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2     Second Amended and Restated Secured Revolving/Term Credit Agreement dated as of July 31, 1996, between the Registrant and the Banks Listed on the Signature
         Pages Thereof, Bank One, Texas, National Association, First Bank National
         Association, NationsBank of Texas, N.A. and Texas Commerce Bank,
         National Association, as Co-agents and The Bank of New York as Agent and
         Collateral Agent                                                                                           -----

 4.3     Second Amended and Restated Revolving/Term Security Collateral Agency Agreement
         dated as of July 31, 1996, between the Registrant and The Bank of New York as Collateral
         Agent and Secured Party                                                                                    -----

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


                                       A

EXHIBIT NO.               DESCRIPTION                                                                                PAGE
-----------               -----------                                                                                ----
 10.8    (B) Stock Option Agreement between the Registrant and Lee E. Shelton incorporated by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1993

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

                                       B

EXHIBIT NO.               DESCRIPTION                                                                                PAGE
-----------               -----------                                                                                ----
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

                                       C

EXHIBIT NO.               DESCRIPTION                                                                               PAGE
-----------               -----------                                                                               ----
 10.33   Phantom Stock Agreement dated January 26, 1995, between the Registrant and
         Richard M. Duncan incorporated by reference to Exhibit 10.33 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1994                                              *

 10.34   Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1995                                                         *

 10.35   Phantom Stock Agreement dated July 1, 1995, between the Registrant and Steven F. Herbert incorporated by reference to Exhibit 10.35 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1995                                                         *

 10.36   Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1995                                        *

 10.37   Omnibus Stock Award Plan incorporated by reference to Exhibit 10.37 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1995                                        *

 10.38   Employment Agreement dated September 25, 1995, between the Registrant and
         Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995                                                  *

 10.39   Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant and the South Carolina Department of Labor, Licensing and Regulation dated December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1995                                                                             *

 10.40   First Amendment to Registration Rights Agreement dated March 11, 1996, between the Registrant and RBC incorporated by reference to Exhibit 10.40 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995                                              *

 10.41   First Amendment to Employee Stock Ownership Plan dated October 31, 1995 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1995                                                                         *

 10.42   Amendment to Pension Plan effective January 1, 1995 incorporated by reference to
         Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995                                                                                            *

 10.43   Second Amendment to Retirement Savings Plan effective January 1, 1994 incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995                                                                                            *

 10.44   Amendment to Omnibus Stock Award Plan dated March 22, 1996 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1996                                                                 *

 10.45   Second Amendment to Employee Stock Ownership Plan dated August 12, 1996
                                                                                                                    -----

 11.1    Statement re Computation of Net Income per Share
                                                                                                                    -----

 27.1    Financial Data Schedule
                                                                                                                    -----

---------------------------------
* Incorporated by reference




                                       D