Form 10-K
period 1996-12-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1997-03-28
CIK 893817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996     Commission File Number 000-21786


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                              ---------------------

             Delaware                                     57-0962375
      ------------------------              ------------------------------------
      (State of Incorporation)              (IRS Employer Identification Number)

             7909 Parklane Road
          Columbia, South Carolina                               29223
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (803) 741-3000
                -------------------------------------------------
                (Registrant's telephone no., including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of class
                                 --------------

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No
                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $171,923,103.75 as of February 28, 1997, based on the closing price of $15.00 per share of such stock on the NASDAQ National Market System on such date.

As of February 28, 1997, 19,308,548 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document of the Registrant                Form 10-K Reference Locations

1996 Annual Report to Shareholders                      Parts II and IV
1997 Proxy Statement                                    Part III

                                     PART I

ITEM 1. BUSINESS
                                     General

         Resource Bancshares Mortgage Group, Inc., (the Company), was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of the banking subsidiaries of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of these banking subsidiaries were transferred to the Company on June 3, 1993, as part of the Company's initial public offering.

         The Company purchases mortgage loans through its correspondents and the wholesale division. The Company also originates mortgage loans through its retail division, Intercounty Mortgage, Inc. (IMI), which commenced operations as a wholly-owned subsidiary of the Company in May 1995. Substantially all of the mortgage loans purchased and originated by the Company are sold to institutional purchasers, including national and regional broker/dealers, as mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association
(FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Government National Mortgage Association (GNMA). Substantially all the mortgage loans are sold with the rights to service the loans being retained by the Company. The servicing is either held in the Company's portfolio or sold separately.

         The Company receives loan servicing fees and subservicing fees on loans it purchases from correspondents and the wholesale division and loans originated by the retail division. The Company retains servicing rights on the majority of these loans until the loans are sold and transferred. The Company also receives loan servicing fees on mortgage servicing rights acquired through bulk acquisitions of servicing rights related to loans originated by other lenders.

         To further position itself as a nationwide producer and supplier of mortgage loans and mortgage servicing, the Company intends to increase its market penetration and the breadth of its mortgage origination sources, particularly in the western and northeastern United States, by: (i) maintaining corporate flexibility to operate in fluctuating mortgage markets; (ii) remaining among the mortgage industry's lowest-cost producers; (iii) continuing its commitment to high quality in underwriting and customer service; (iv) utilizing advanced technology; and (v) entering into the subprime lending market.

         The Company does not hold any material trademarks, licenses, franchises or concessions.

                                 Loan Production

Correspondents

         Through its correspondents, the Company purchases mortgage loans that have been made by such correspondents to residential property owners. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 1996, the Company had 871 correspondents originating mortgage loans in 49 states and the District of Columbia.

         Loan production for the Company by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 35% of its dollar volume of correspondent loans during 1996. With the increase in volume of production and the further development of correspondent relationships during 1996 over prior years, the Company further spread the concentration of mortgage loan production volume over more correspondents, thus reducing its dependence on selected individual correspondents. During 1996, the top five correspondents accounted for approximately 15% of the year's mortgage loan correspondent purchase volume. This compares to the top five correspondents accounting for approximately 13.4% and 43% of the mortgage loan purchase volume during 1995 and 1994, respectively. No single correspondent accounted for more than 3.4% of the Company's mortgage loan purchase volume in 1996. In 1995, 4.5% of the Company's total mortgage loan purchase volume was acquired from the Company's highest-volume correspondent. In 1994, each of the Company's two highest-volume correspondents accounted for more than 10% of the Company's total mortgage loan purchase volume.

         Management believes that lending through correspondents is an efficient and cost-effective method of producing loans because of the low fixed expenses and capital investment required of the Company. Historically, retail mortgage loan origination has involved higher fixed overhead costs such as offices, furniture, computer equipment and telephones, as well as additional personnel costs such as sales representatives. Because the correspondents incur the cost of operating branch office networks and generating loans, the Company lowers its cost structure and provides the correspondents with cost-efficient access to the secondary loan markets. By emphasizing correspondent lending, the Company can match its costs more directly with the volume of loans purchased, so that a substantial portion of the Company's cost is variable rather than fixed. Management also believes that, by emphasizing the correspondent origination approach, the Company has greater flexibility to adjust to varying market conditions. As conditions change, the Company can expand into new geographic markets without incurring significant additional costs by utilizing existing and new correspondents that operate in each new market. The use of correspondents also enables the Company to exit markets easily if circumstances dictate.

         The Company attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell mortgage loans to the Company. The Company's strategy with respect to its correspondents is to provide a high level of service rather than the lowest price. Services provided include timely underwriting and approval or rejection of a loan (within 48 hours after receipt of a completed loan application), timely purchase of loans (within 96 hours after being approved for acquisition), seminars on how to process and prepare a loan application and updates on current underwriting practices. In addition, the Company provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, the Company believes that the level of service and commitment it provides to its correspondents will be paramount to its continued success. Management also believes that a correspondent generally prefers to sell loans to a mortgage banker that is not competing with the correspondent for retail originations.

         Management believes that through correspondent lending it can manage risks and maintain good quality control. Correspondents have to meet established standards to be approved by the Veteran's Administration (VA), the U. S. Department of Housing and Urban Development (HUD) or private mortgage insurance companies. A correspondent qualifies to participate in the Company's correspondent program only after a thorough review of its reputation and mortgage lending expertise, including a review of references and financial statements and a personal visit by one or more representatives of the Company. After a correspondent qualifies for the Company's program, the Company closely monitors the correspondent's performance in terms of delinquency ratios, document exceptions and other pertinent data. Furthermore, all mortgage loans purchased by the Company through correspondents are subject to various aspects of the Company's underwriting criteria, and correspondents are required to repurchase loans or otherwise indemnify the Company for its losses in the event of fraud or misrepresentation in the origination process and for certain other reasons, including noncompliance with underwriting standards.

         All loan applications are subject to the Company's underwriting criteria and the guidelines set forth by the Federal Housing Authority (FHA), the VA, GNMA, FNMA, FHLMC or private investors, as applicable. The Company or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies each applicant's income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by the Company to its larger correspondents and is granted only to correspondents who meet certain financial strength, delinquency ratio, underwriting and quality control standards that the Company has established for granting delegated underwriting authority to correspondents.

         With respect to FHA and VA loans, HUD and the VA, respectively, have established approval guidelines for the underwriting of loans to be covered by FHA insurance or VA guaranty. The Company is approved by both HUD and the VA to underwrite FHA and VA loans originated through its retail division subsidiary, IMI, as well as loans submitted by specified correspondents and wholesale brokers. The Company purchases FHA and VA loans only from those correspondents who are approved to underwrite FHA and VA loans and from those correspondents for whom the Company has been approved to underwrite FHA and VA loans. For those FHA and VA loans purchased from correspondents and brokers, the appropriate FHA mortgage insurance premium or VA Funding Fee must be remitted by the correspondent prior to purchase by the Company.

         The Company has implemented a quality control program to monitor compliance with the Company's established lending and servicing policies and procedures, as well as with applicable laws and regulatory guidelines. The Company believes that the implementation and enforcement of its comprehensive underwriting criteria and its quality control program are significant elements in the Company's efforts to purchase high-quality mortgage loans and servicing rights. The Company's quality control department examines loans in order to evaluate the loan purchasing function for compliance with underwriting criteria. The quality control department also reviews loan applications for compliance with federal and state lending standards, which may involve reverifying employment and bank information and obtaining separate credit reports and property appraisals.

Wholesale Division

         As other financial institutions were exiting the wholesale mortgage lending business, the Company made a decision in late 1994 to incorporate expansion into the wholesale mortgage market into its primary business strategy. Expansion into the wholesale mortgage banking business involves the establishment of wholesale branch offices and the incurrence of the fixed expenses associated with maintaining those offices. However, wholesale mortgage purchases typically provide for higher profit margins than correspondent production, and each branch office can serve a relatively sizable geographic area compared to the retail market by establishing relationships with large numbers of independent mortgage loan brokers who bear most of the cost of identifying and interacting directly with loan applicants. Accordingly, management believes that the wholesale division affords the Company an opportunity to identify markets where higher profit margins and diversification of the Company's sources of loan volumes can be appropriately balanced against the increased earnings risks associated with a somewhat higher fixed-cost structure.

         At December 31, 1996, the Company had 13 wholesale branches, serving approximately 2,322 brokers. The offices are located in Arizona (1), Colorado
(1), Florida (1), Georgia (1), Illinois (1), Maryland (1), Massachusetts (1), Missouri (1), North Carolina (1), Ohio (1), Texas (2) and Washington (1). The Company receives loan applications through these brokers, underwrites each loan, funds each loan at closing and prepares all closing documentation. The wholesale branches also handle all shipping and follow-up procedures on these loans. All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in the Company's correspondent lending program.

Retail Division

         The establishment of the retail division was made in the context of the demographics and market conditions affecting the northeast and is expected to be unique within the context of the Company's primary business strategies of continuing to increase the number of correspondents and expand the wholesale division. The establishment of the retail division further diversified the Company's sources of loan volume and permitted management to obtain as employees a group of seasoned originators who had previously worked together for 13 years in the mortgage banking industry.

         With the establishment of the retail division in 1995 through the opening of six branches located in New York (4), New Jersey (1) and Pennsylvania
(1), the Company began to originate mortgage loans through its employees. At December 31, 1996, the retail division had 209 employees. From its organization in 1995 through December 31, 1996, the retail division originated $879 million in mortgage loans. The retail division operates through IMI. The Company requires the retail division to use underwriting and quality control standards similar to the standards used in the Company's correspondent lending and wholesale lending programs.

         The following table shows mortgage loan production volume by division for each of the three years in the period ended December 31, 1996.

                                    Year Ended December 31,
                            ------------------------------------------
    ($ in Thousands)           1996            1995            1994
                            ----------      ----------      ----------
Correspondent Division      $7,915,323      $6,252,008      $2,855,334
Wholesale Division           1,411,643         673,201          19,931
Retail Division                668,759         210,565
                            ----------      ----------      ----------
Total Loan Production       $9,995,725      $7,135,774      $2,875,265
                            ==========      ==========      ==========



         The Company purchases and originates conventional mortgage loans and mortgage loans insured by the FHA or partially guaranteed by the VA. All mortgage loans purchased or originated by the Company are purchased or originated for resale. Currently, substantially all of the Company's loans are conforming loans, i.e., mortgage loans that qualify for inclusion in purchase and guarantee programs sponsored by FNMA, FHLMC and GNMA.

         The Company purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, the Company purchases and originates products designed to provide lower rates or lower principal and interest payments to borrowers, including balloon mortgage loans that have relatively short maturity dates (e.g., five or seven years) and longer amortization schedules (e.g., 25 or 30 years) and adjustable rate mortgage loans. The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends upon the interest rate environment at the time such loans are made. The Company does not believe that any of its products pose unusual risks.

         The following table shows mortgage loan production volume by type of loan for each of the three years in the period ended December 31, 1996.

                                                                          Year Ended December 31,
                                                   -----------------------------------------------------------------------
        ($ in Millions)                                    1996                    1995                      1994
                                                   --------------------    --------------------      ---------------------
CONVENTIONAL LOANS:
  Volume                                                    $ 6,197.3               $ 4,495.6                 $    987.7
  Percentage of total volume                                      62%                     63%                        34%
FHA / VA LOANS:
  Volume                                                    $ 3,798.4               $ 2,640.2                 $  1,887.6
  Percentage of total volume                                      38%                     37%                        66%
TOTAL LOANS:
  Volume                                                    $ 9,995.7               $ 7,135.8                 $  2,875.3
  Number of loans                                              98,237                  72,792                     40,260
  Average loan size ($ in Thousands)                           $101.8               $    98.0                 $     71.4


         The following table shows loan production volume by state for the year ended December 31, 1996, for each state that represented 5% or more of the Company's total loan production volume for 1996.

                                                   Year Ended December 31, 1996
                                               --------------------------------------
($ in Thousands)                                                          Percent of
             State                              Amount                       Total
----------------------------------            -----------                 -----------
Illinois                                      $ 1,132,912                    11.33%
Colorado                                          825,972                     8.26%
Florida                                           720,501                     7.21%
Texas                                             686,108                     6.86%
Georgia                                           597,131                     5.97%
Massachusetts                                     584,561                     5.85%
Maryland                                          556,207                     5.57%
Minnesota                                         521,028                     5.21%
New York                                          505,531                     5.06%
All Other                                       3,865,774                    38.68%
                                              -----------                   -------
TOTAL                                         $ 9,995,725                   100.00%
                                              ===========                   =======

                                  Sale of Loans

         The Company customarily sells all mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which currently are sold separately. Under ongoing programs established with FNMA and FHLMC, the Company aggregates its conforming conventional loans into pools that are assigned to FNMA or FHLMC in exchange for mortgage-backed securities. The Company's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of GNMA mortgage-backed securities. The Company pays certain fees to FHLMC, FNMA or GNMA, as applicable, in connection with these programs. The Company then sells FHLMC, FNMA and GNMA securities to securities dealers.

         Substantially all of the Company's mortgage loans qualify under the various FNMA, FHLMC and GNMA program guidelines, which include specific property and credit standards, including a loan size limit. The small number that do not qualify are sold to private investors.

         In the case of conventional loans, subject to the obligations of any primary mortgage insurer, the Company is generally at risk for any mortgage loan default until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, the Company has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, the Company has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitations. In connection with the Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. In the event of a breach of these representations and warranties, the Company may become liable for certain damages or may be required to repurchase such loans. Typically, any flaws with respect to repurchased loans are corrected and the loans are resold or are repurchased by the original correspondent pursuant to prior agreement. Although the Company has not incurred losses in any material respect as a result of mortgage loan repurchases due to breaches in representations and warranties, there can be no assurance that the Company will not experience such losses in the future.

         Prior to the sale of originated or purchased mortgage loans, the Company uses hedging techniques to reduce its exposure to interest rate risk. The Company projects the portion of the pipeline loans that the Company anticipates will close. The Company assesses the interest-rate risk associated with the commitments that it has extended to originate or purchase loans and evaluates the interest-rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest-rate volatility. The Company constantly monitors these factors and adjusts its hedging when appropriate throughout each business day. The Company's hedging currently consists of utilizing a combination of mandatory forward sales commitments on mortgage-backed securities and mortgage loans and options on mortgage-backed securities.

         The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than the Company would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loans may result from changes in interest rates that cause changes in the market value of the loans, or commitments to originate or purchase loans, from the time the price commitment is given to the customer until the time that the loan is sold by the Company to the investor. To reduce the effect of interest-rate changes on the gain and loss on loan sales, the Company generally commits to sell all its warehouse loans and a portion of its pipeline loans to investors for delivery at a future time for a stated price.

         In connection with its loan sale program, which involves the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, the Company has credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the marketplace, none of the forward payment obligations of any of the Company's counterparties is currently secured or subject to margin requirements, although the Company attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that the Company believes are sound credit risks, and by limiting exposure to any single counterparty by selling to a number of investors. For example, it is the Company's current policy, based on the Company's current size, that not more than the lesser of
(i) $350 million or (ii) 40% of the total forward purchase contracts outstanding at any time be with any single counterparty. All counterparties are obligated to settle such sales in accordance with the terms of the related forward sale agreement.

                                 Loan Servicing

         Loan servicing includes collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering mortgage loans. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. Failure to service the mortgage loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees.

         The Company's current strategy is to pool and sell a significant percentage of its produced mortgage servicing rights to other approved servicers. The Company currently follows a strategy of retaining a relatively small portion of its produced mortgage servicing rights and exploring opportunities to sell available-for-sale servicing rights in bulk transactions. The Company's credit facilities require it to maintain at all times a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4.0 billion. The Company's policy with respect to the sale, purchase or retention of mortgage servicing rights may change in the future.

         In addition to servicing its mortgage servicing rights portfolios, the Company also subservices mortgage servicing rights portfolios sold by it during approximately 90 days between the sales date and the transfer date. In the future, the Company also may seek other subservicing business.

         The Company receives fees for servicing mortgage loans, ranging generally from 0.25% to 0.44% per annum on the declining unpaid principal balances of the loans. Servicing fees are collected by the Company from monthly mortgage loan payments. Other sources of loan servicing revenues include fees incidental to the services provided.

         As a servicer of mortgage loans underlying mortgage-backed securities, the Company is obligated to make timely payments of principal and interest to security holders, whether or not such payments have been made by mortgagors on the underlying mortgage loans. Similarly, in the event of foreclosure, the Company is responsible for covering with its own funds principal and foreclosure costs to the extent not covered by FHA insurance or a VA guarantee.

         The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company's mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 1996.

               Days Delinquent
               ---------------

                30                         2.31%
                60                         0.40%
                90+ days                   0.20%
                                      ---------------
                Total Delinquencies        2.91%
                                      ===============

         At December 31, 1996, the Company's mortgage servicing rights portfolio had an underlying unpaid principal balance of $6.7 billion. The portfolio generally reflected characteristics representative of the then-current market conditions and had a weighted average note rate of 7.92%, which is somewhat higher than for current production.

         In 1996, the Company produced or purchased servicing rights associated with loans having an aggregate underlying principal balance of $10.0 billion and had an average balance of aggregate underlying unpaid principal balance of loans being serviced of $6.4 billion. Typically, the Company sells the majority of its produced mortgage servicing rights between 90 days and 180 days of purchase. Nevertheless, certain market and operating characteristics, including original costs, adjusted basis, market values, coupon rates, delinquency rates and current prepayment rates are considered to determine whether mortgage servicing rights should be held for longer periods of time.

         The following table provides certain information regarding the Company's mortgage servicing rights portfolio at December 31, 1996.

                                                                                                  Percentage of
                                                                        Unpaid Principal          Total Unpaid
        Year of                   Number of        Percentage of              Amount                Principal
      Origination                   Loans           Total Loans         ($ in thousands)             Amount
      -----------                   -----           -----------         ----------------          -------------
    1991 or earlier                  4,343               5.8%              $    221,287                3.3%
         1992                       14,924              19.7%                 1,034,868               15.5%
         1993                       16,129              21.3%                 1,312,131               19.7%
         1994                       10,105              13.4%                   932,871               14.0%
         1995                        4,177               5.5%                   402,602                6.0%
         1996                       25,894              34.3%                 2,766,508               41.5%
                                    ------            ------                -----------             ------
         Total                      75,572            100.00%               $ 6,670,267             100.00%
                                    ======            ======                ===========             ======

The following table sets forth the Company's mortgage servicing rights portfolio by loan type:


($ in Thousands)                                                   At December 31, 1996
                                       -----------------------------------------------------------------------------
                                                              Aggregate            Weighted            Weighted
                                            Number            Principal            Average              Average
             Loan Type                     of Loans            Balance              Coupon            Service Fee
-------------------------------------  ----------------   -----------------    ----------------    -----------------
FHA                                             16,347         $ 1,109,294          8.04%               0.4773%
VA                                               5,668             454,699          8.19%               0.4618%
FNMA                                            20,659           1,704,025          7.81%               0.4329%
FHLMC                                           28,087           2,947,186          7.81%               0.3319%
FmHA                                                13                 739          8.93%               0.4400%
Private                                          1,006              76,380          8.41%               0.3423%
Warehouse                                        3,792             377,944          7.63%               0.3672%
                                       ----------------   -----------------    ----------------    -----------------
TOTAL                                           75,572         $ 6,670,267          7.92%               0.3900%
                                       ================   =================    ================    =================

         The Company's mortgage servicing rights portfolio is generally divided into two segments. The portion of the portfolio that is generated by current loan production is classified as "held-for-sale", and the portion of the portfolio that was acquired through bulk acquisitions is classified as "available-for-sale". The Company's held-for-sale portfolio had an aggregate underlying unpaid principal balance of $1,827.8 million at December 31, 1996. The Company's available-for-sale portfolio had an aggregate underlying unpaid principal balance of $4,842.5 million at December 31, 1996.

         As the servicing rights of the available-for-sale portfolio are generally held as a longer-term investment, there are certain prepayment risks inherent to it that do not attach to the portion of the portfolio held-for-sale (the portfolio held-for-sale is generally sold within 90 to 180 days). During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower rates, resulting in a decrease in the value of the Company's available-for-sale portfolio. Mortgage loans with higher interest rates are more likely to result in prepayments. The following table sets forth certain information regarding the aggregate underlying unpaid principal balance of mortgage loans in the available-for-sale portfolio serviced by the Company. The table includes both fixed and adjustable rate loans.


                          AVAILABLE-FOR-SALE PORTFOLIO


        ($ in Thousands)                               At December 31, 1996
                                      ------------------------------------------------------
                                             Aggregate                Percentage of Total
                                             Principal                 Unpaid Principal
    Mortgage Interest Rate                    Balance                       Amount
--------------------------------     -------------------------     -------------------------
        Less than 7.00%                           $   619,091                        12.79%
         7.00% - 7.99%                              1,998,893                        41.28%
         8.00% - 8.49%                              1,034,068                        21.35%
         8.50% - 8.99%                                932,359                        19.25%
         9.00% - 9.49%                                150,513                         3.11%
      Greater than 9.49%                              107,527                         2.22%
                                     -------------------------    --------------------------
             TOTAL                                $ 4,842,451                       100.00%
                                     =========================     =========================

         The following table sets forth the geographic distribution of the Company's available-for-sale portfolio for those states representing more than 3% of the portfolio:


($ in Thousands)                              At December 31, 1996
                           ----------------------------------------------------------
                                Aggregate                    Percent of
                                Principal                  Total Aggregate
         State                   Balance              Principal Balance Amount
------------------------   --------------------  -----------------------------------
Massachusetts                     $    644,733                 13.31%
Connecticut                            441,664                  9.12%
California                             381,788                  7.88%
Texas                                  356,226                  7.36%
Florida                                256,952                  5.31%
New York                               231,807                  4.79%
Illinois                               227,232                  4.69%
Colorado                               178,797                  3.69%
Georgia                                161,659                  3.34%
New Jersey                             159,169                  3.29%
All others                           1,802,424                 37.22%
                           --------------------  -----------------------------------
   TOTAL                           $ 4,842,451                100.00%
                           ====================  ===================================

         The following table sets forth certain information regarding the aggregate underlying unpaid principal balance of the mortgage loans in the held-for-sale portfolio serviced by the Company. The table includes both fixed and adjustable rate loans.

                             HELD-FOR-SALE PORTFOLIO


($ in Thousands)                                      At December 31, 1996
                                      ----------------------------------------------------
                                             Aggregate              Percentage of Total
                                             Principal               Unpaid Principal
    Mortgage Interest Rate                    Balance                     Amount
--------------------------------     --------------------------  -------------------------
        Less than 7.00%                           $    161,806                      8.85%
         7.00% - 7.99%                                 487,094                     26.65%
         8.00% - 8.49%                                 649,219                     35.52%
         8.50% - 8.99%                                 419,170                     22.93%
         9.00% - 9.49%                                  90,902                      4.97%
      Greater than 9.49%                                19,625                      1.08%
                                     --------------------------  -------------------------
             TOTAL                                 $ 1,827,816                    100.00%
                                     ==========================  =========================

         To help the Company manage its risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio should interest rates fall below a certain level. For a more detailed discussion of interest rate floor contracts, see Note 15 of the Company's Consolidated Financial Statements, found in the Company's accompanying 1996 Annual Report to Shareholders included herein and hereby incorporated by reference.

                    Financing of Mortgage Banking Operations

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $570 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 1997. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $130 million, plus net income subsequent to July 31, 1996 and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of GNMA, FHA, VA, FNMA and FHLMC mortgage loans and (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4.0 billion. The provisions of the agreement also restrict the Company's ability to pay dividends in any fiscal quarter that exceed 50% of the Company's net income for the quarter, or to engage significantly in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

         Additionally, the Company has entered into a $200 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts on July 31, 1997, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale." A $70 million portion of the revolver facility matures on July 31, 1997, and is secured by the Company's servicing portfolio designated as "held-for-sale." A $50 million portion of the revolver facility matures on July 31, 1997, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

         The Company was in compliance with the above-mentioned debt covenants at December 31, 1996. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of its financing agreements. Failure to comply could result in the loss of the related financing.

         The Company has also entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to this arrangement is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.0 billion.

         The Company entered into a $5 million unsecured line of credit in September 1996. The line of credit expires in September 1997. The interest rate on funds borrowed through this line of credit is prime plus one half percent.

         The Company entered into a $6.6 million, 364-day revolving credit facility secured by certain real property of the Company. This facility was retired in August of 1996.

         There can be no assurance that the Company will be able to comply with the covenants in its various credit facilities, and failure to comply could result in the loss of the related financing. In addition, there can be no assurance that the Company will be able to renew these arrangements at the end of their terms or obtain replacement financing on terms acceptable to the Company. To the extent that the Company loses its financing sources, or if the Company experiences difficulty in selling its mortgage loans or mortgage-backed securities, it may have to curtail its mortgage loan origination and purchase activities, which could have a material adverse effect on the Company's operations and financial condition. However, management believes it will be able to renew or, alternatively, obtain similar financing in the future on terms that are satisfactory to the Company.

         Beginning in June 1995, the Company had from time to time borrowed up to $19 million on a short-term unsecured basis from RBC. Interest on the loans was at the prime rate. There was no indebtedness to RBC at December 31, 1996. The Company has no plans in the foreseeable future to borrow from RBC.

                                   Seasonality

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peak during the spring and summer seasons and decline to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates. The mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of the portfolio is generally higher in periods of greater mortgage loan originations.

                                   Competition

         The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors have financial resources that are substantially greater than those of the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale and retail branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased by the Company, thereby possibly reducing the Company's revenues. The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

                           Fluctuations in Performance

         The Company's operating results can fluctuate substantially from period to period as a result of a number of factors, including the volume of loan production, interest rates, the level of amortization of mortgage servicing rights required by prepayment rates and the performance of the Company's servicing portfolio hedge. In particular, the Company's results are strongly influenced by the level of loan production, which is influenced by the interest-rate environment and other economic factors. Accordingly, the net income of the Company may fluctuate substantially from period to period.

                                   Regulation

         The operations of the Company are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, regulate credit-granting activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company is subject to the rules and regulations of the FHA, FHLMC, FNMA, GNMA, the VA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

         In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting such activities. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, FHLMC, FNMA, GNMA and the VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, FHLMC, FNMA, GNMA and the VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder, which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class-action lawsuits and administrative enforcement actions.

         Certain states require that interest be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums. Currently there are 10 states in which the Company does business where it is required to pay interest on escrow accounts. Loans from these 10 states amounted to approximately 35.4% of the Company's mortgage servicing rights portfolio at December 31, 1996. The amount of interest paid on escrow accounts for 1996 was approximately $467,000.

         From time to time, state and federal legislation has been proposed to regulate certain practices with respect to mortgage servicers holding escrow accounts of borrowers. Such proposed legislation has included provisions that would (i) require that interest be paid on escrow accounts, (ii) permit mortgagors to terminate escrow accounts at such time as their loan balances decline below a specified level and (iii) require calculation of escrow balances by mortgage banks on a basis that would be less advantageous to such companies than presently permitted. The Company seeks to benefit from interest-rate reductions on its borrowings by depositing escrow accounts at its lending banks, and the Company would be adversely affected by enactment of such legislation. It is impossible to predict whether such legislation or any similar legislation regulating escrow practices will be enacted, or if enacted, what form it will take. If any additional legislative restrictions are imposed on the Company by state or federal laws or regulations, the effect on the Company's results of operations would depend on the requirements of such laws or regulations, and such effect could be materially adverse. In addition to legislative changes, a change of prevailing judicial interpretations regarding a servicer's duty to pay interest on the escrow deposits could be materially adverse to the Company's results of operations.

         There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of licenses in all states in which it does business that require such licenses. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA mortgage loans are exempt from the effect of such statutes.

                                    Employees

         As of December 31, 1996, the Company had approximately 1,027 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

                      Executive Officers of the Registrant

         EDWARD J. SEBASTIAN, age 50, has been Chairman and Chief Executive Officer of the Company since September 1992. He is also Chairman of the Board and Chief Executive Officer of RBC, a position he has held since RBC was founded by him in September 1986.

         DAVID W. JOHNSON, JR., age 48, has been Vice Chairman of the Company since October 1992 and Managing Director since July 1993. He joined the Company in May 1989 when it was a division of Republic National Bank (Republic). From that time and until June 3, 1993, he was an Executive Vice President of Republic.

         RICHARD M. DUNCAN, age 48, has been Senior Executive Vice President of Production since January 1997. Previously he had been Executive Vice President of Production since January 1995. He has been with the Company since May 1994, joining it as Senior Vice President of Business Development. From May 1984 through April 1994, Mr. Duncan was an Executive Vice President of Fleet Mortgage Group, Inc.

         STEVEN F. HERBERT, age 41, has been Senior Executive Vice President and Chief Financial Officer of the Company since January 1997. Previously, he had been Executive Vice President and Chief Financial Officer since July 1995. From September 1985 through June 1995, Mr. Herbert was employed by Price Waterhouse LLP, most recently as the Client Services Director of the Columbia, South Carolina office.


ITEM 2. PROPERTIES

         The Company's corporate and administrative headquarters, which are owned by the Company, is located in Columbia, South Carolina. This facility comprises a building having approximately 120,000 square feet and 16.5 acres of land. The Company purchased an additional 17.9 acres of land adjacent to the above property in January 1996. In addition, the Company leases smaller amounts of office space in 19 states, consisting primarily of wholesale and retail branch offices and regional underwriting centers.

         The Company's primary computer data system is provided through ALLTEL Information Services, Mortgage Division (ALLTEL) (formerly Computer Power, Inc. of Jacksonville, Florida). Company personnel enter data on computer hardware located in-house. The data is transmitted directly to ALLTEL where it is processed.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings. In the ordinary course of its business, the Company is from time to time subject to litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Since June 3, 1993, the Company's Common Stock has been traded in the over-the-counter market on the NASDAQ National Market System under the symbol "REMI." Additional information required by this item is set forth under the captions "Stock Data" and "Corporate Information" in the Company's accompanying 1996 Annual Report to Shareholders and is hereby incorporated herein by reference.

         On January 27, 1996, the Company issued 8,205 shares (8,779 after consideration of the Stock Dividends as defined in the Annual Report) of its common stock, par value $0.01 per share, to each David W. Johnson, Jr. and Lee
E. Shelton. These shares were issued pursuant to the terms of Messrs. Johnson and Shelton's employment agreements dated as of June 3, 1993 and represented a portion of their bonuses for 1995. The fair market value of the shares on the date of issuance to each Mr. Johnson and Mr. Shelton was $127,173 based on the Stock Dividend adjusted closing price of $14.49 per share on the NASDAQ Market System on such date. The Company believes that the issuance of the shares to Messrs. Johnson and Shelton was exempt from the registration requirements of the Securities and Exchange Act of 1993, as amended, under Section 4 (2) by virtue of their positions as Vice Chairmen and Managing Directors of the Company.


ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Highlights" in the Company's accompanying 1996 Annual Report to Shareholders is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including all tables presented under that caption) in the Company's accompanying 1996 Annual Report to Shareholders is hereby incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information set forth in the Company's accompanying 1996 Annual Report to Shareholders is hereby incorporated herein by reference:

         The Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc., together with the report thereon of Price Waterhouse LLP dated February 3, 1997, including all Notes to such Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure matters that require disclosure pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth (i) under the caption "Proposal No. 1: Election of Directors" in the definitive 1997 Proxy Statement of the Company furnished to shareholders in connection with its 1997 Annual Meeting (the "1997 Proxy Statement"), with respect to the name of each nominee or director, his age, his positions and offices with the registrant, his business experience, his directorships in other public companies and his service on the registrant's Board of Directors, and (ii) under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement with respect to
Section 16 matters is hereby incorporated herein by reference. Information with respect to executive officers is set forth in Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the remuneration of executive officers and certain other matters set forth in the 1997 Proxy Statement (i) under the caption "Compensation of Officers and Directors" and (ii) under the caption "Compensation Committee Interlocks and Insider Participation" to the extent such information is required by Item 402 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of (i) persons who beneficially own 5% or more of the outstanding shares of the Company's common stock, par value $.01 per share, (ii) directors, nominees and named executive officers individually and (iii) directors and executive officers as a group set forth in the 1997 Proxy Statement under the caption "Beneficial Ownership" is, to the extent such information is required by Item 403 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to relationships and related transactions between the Company and any director, nominee for director, executive officer, security holder owning 5% or more of the Company's voting securities or any associate or member of the immediate family of any of the above, as set forth in the 1997 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" is, to the extent such information is required by
Item 404 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  The following documents are filed as part of this report:


                             Page In Annual Report*

(1)      Consolidated Financial Statements as of December 31, 1996:

Consolidated Balance Sheet at December 31, 1996 and 1995  ........................................33
Consolidated Statement of Income for each of the years in the three-year period ended
         December 31, 1996  ......................................................................34
Consolidated Statement of Changes in Stockholders' Equity
         for each of the years in the three-year period ended December 31, 1996  .................35
Consolidated Statement of Cash Flows for each of the years in the three-year period ended
         December 31, 1996  ......................................................................36
Notes to Consolidated Financial Statements  ......................................................37

         * Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

(2) All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to D).

b.  Not applicable

c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to D).

d.  Not applicable

                            ------------------------

         With the exception of the information herein expressly incorporated by reference, the Company's 1996 Annual Report to Shareholders and 1996 Proxy Statement are not deemed filed as part of this Annual Report on Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RESOURCE BANCSHARES MORTGAGE GROUP, INC.


Date: March 28, 1997                   By: s/ Edward J. Sebastian
                                       -------------------------
                                       Edward J. Sebastian
                                       Chairman of the Board and
                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                   Date
------------------------------------------------------------------------------------------------

    s/Edward J. Sebastian           Chairman of the Board and Chief             March 28, 1997
---------------------------------   Executive Officer and Director
    Edward J. Sebastian             (principal executive officer)


    s/ Steven F. Herbert            Senior Executive Vice President             March 28, 1997
---------------------------------   and Chief Financial Officer (principal
    Steven F. Herbert               financial and accounting officer)


    s/David W. Johnson, Jr.          Vice Chairman of the Board                 March 28, 1997
---------------------------------    and Managing Director
    David W. Johnson, Jr.

    s/John W. Currie                 Secretary and Director                     March 28, 1997
---------------------------------
    John W. Currie
                                     Director
---------------------------------
    John C. Baker
                                     Director
---------------------------------
    Stuart M. Cable
                                     Director
---------------------------------
    Boyd M. Guttery

  s/John O. Wolcott                  Director                                   March 28, 1997
---------------------------------
    John O. Wolcott


                                INDEX TO EXHIBITS


 EXHIBIT NO.                        DESCRIPTION                                                                  PAGE
 -----------                        -----------                                                                  ----

 3.1     Restated Certificate of Incorporation of the Registrant incorporated by reference to                     *
         Exhibit 3.3 of the Registrant's Registration No. 33-53980

 3.2     Amended and Restated Bylaws of the Registrant incorporated by reference to                               *
         Exhibit 3.4 of the Registrant's Registration No. 33-53980

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by reference                              *
         to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2     Second Amended and Restated Secured Revolving /Term Credit Agreement dated as of July                    *
         31, 1996, between the Registrant and the Banks Listed on the Signature Pages Thereof,
         Bank One, Texas, National Association, First Bank National Association, NationsBank of
         Texas, N.A. and Texas Commerce  Bank, National Association, as Co-agents and the
         Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996

 4.3     Second Amended and Restated Revolving/Term Security Collateral Agency Agreement                          *
         dated as of July 31, 1996, between the Registrant and The Bank of New York as Collateral
         Agent and Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form
         10-Q for the period ended September 30, 1996

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

10.6     Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6                      *
         of the Registrant's Registration No. 33-53980

                                        A


 EXHIBIT NO.                        DESCRIPTION                                                                  PAGE
 -----------                        -----------                                                                  ----

10.7     (A) Stock Option Agreement between the Registrant and David W. Johnson, Jr.                              *
         incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee E. Shelton incorporated by reference to Exhibit 10.8 (B) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

10.8     (A) Termination Agreement dated June 3, 1993, between the Registrant and                                 *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Termination Agreement dated June 3, 1993, between the Registrant and Lee E. Shelton incorporated by reference to Exhibit 10.9 (B) of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.9     (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and                       *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

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

10.10    Registration Rights Agreement dated May 26, 1993, between RBC and the Registrant                         *
         incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1993

10.11    Flexible Benefits Plan incorporated by reference to Exhibit 10.16 of the Registrant's                    *
         Annual Report on Form 10-K for the year ended December 31, 1993

10.12    Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual                   *
         Report on Form 10-K for the year ended December 31, 1993

10.13    Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual                       *
         Report on Form 10-K for the year ended December 31, 1993

                                        B


 EXHIBIT NO.                        DESCRIPTION                                                                  PAGE
 -----------                        -----------                                                                  ----

10.14    Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage                          *
         Group, Inc. and the South Carolina Department of Labor, Licensing and Regulation
         incorporated by reference to Exhibit 10.19 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1994

10.15    First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office,                                  *
         between Resource Bancshares Mortgage Group, Inc. and the South Carolina Department
         of Labor, Licensing and Regulation incorporated by reference to Exhibit
         10.20 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.16    Amendment I to Pension Plan incorporated by reference to Exhibit 10.21 of the Registrant's               *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.17    Amendment II to Pension Plan incorporated by reference to Exhibit 10.22 of the Registrant's              *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.18    Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's                       *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.19    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's                  *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.20    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's                       *
         Registration No. 33-87536

10.21    Amendment I to Stock Investment Plan incorporated by reference to Exhibit 10.27                          *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.22    Employee Stock Ownership Plan incorporated by reference to Exhibit 10.29                                 *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.23    Amended Resource Bancshares Mortgage Group, Inc. Successor Employee Stock                                *
         Ownership Trust Agreement dated December 1, 1994, between the Registrant and
         Marine Midland Bank incorporated by reference to Exhibit 10.30 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1994

10.24    ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant                          *
         and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.31 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1994

10.25    Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert                   *
         incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1995

10.26    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's                 *
         Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.27    Omnibus Stock Award Plan incorporated by reference to Exhibit 10.37 of the Registrant's                  *
         Quarterly Report on Form 10-Q for the period ended September 30, 1995

                                        C


 EXHIBIT NO.                        DESCRIPTION                                                                  PAGE
 -----------                        -----------                                                                  ----

10.28    Employment Agreement dated September 25, 1995, between the Registrant and                                *
         Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995

10.29    Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant               *
         and the South Carolina Department of Labor, Licensing and Regulation dated
         December 12, 1995 incorporated by reference to Exhibit 10.39 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1995

10.30    First Amendment to Registration Rights Agreement dated March 11, 1996, between                           *
         the Registrant and RBC incorporated by reference to Exhibit 10.40 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.31    First Amendment to Employee Stock Ownership Plan dated October 31, 1995                                  *
         incorporated by reference to Exhibit 10.41 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.32    Amendment to Pension Plan effective January 1, 1995 incorporated by reference                            *
         to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.33    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan                                 _____
         dated September 1, 1996

10.34    Amended and Restated Retirement Savings Plan dated  April 1, 1996                                        _____

10.35    First Amendment to Amended  and Restated Retirement Savings Plan dated as of                             _____
         November 8, 1996

10.36    ESOP Loan and Security Agreement dated May 3, 1996, between the Registrant and                           _____
         The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust

11.1     Statement re Computation of Net Income per Share                                                         _____

13.1     1996 Annual Report to Shareholders                                                                       _____

21.1     Subsidiaries of the Registrant                                                                           _____

23.1     Consents of Price Waterhouse LLP                                                                         _____

27.1     Financial Data Schedule                                                                                  _____

----------------------------------

* Incorporated by reference




                                        D