Form 10-K/A
period 1996-12-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1997-04-30
CIK 893817

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the Fiscal Year Ended December 31, 1996    Commission File Number 000-21786
                                                                      ---------

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                            ----------------------

        Delaware                                        57-0962375
---------------------------------------    ------------------------------------
(State of Incorporation)                   (IRS Employer Identification Number)

7909 Parklane Road
Columbia, South Carolina                                    29223
---------------------------------------     -----------------------------------
(Address of principal executive office)                   (Zip Code)

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

                               Yes  X     No
                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $170,610,150.00 as of February 28, 1997, based on the closing price of $15.00 per share of such stock on the NASDAQ National Market System on such date.

As of February 28, 1997, 19,308,548 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Document of Registrant                     Form 10-K Reference Location

1996 Annual Report to Shareholders                     Parts II and IV

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the names and ages of all directors of the registrant, all positions and offices with the registrant held by each such person, his term of office as a director and any periods during which he has served as such, his business background during the past five years and any other directorships of public companies held by such person.

                                                                            PRINCIPAL OCCUPATION OR EMPLOYMENT DURING THE LAST
     NAME, PRESENT POSITION(S) AND TERM WITH THE COMPANY          AGE         FIVE YEARS, DIRECTORSHIPS OF PUBLIC COMPANIES
------------------------------------------------------------     -----   ---------------------------------------------------------
 John C. Baker                                                     47    Since September 1995, a venture capitalist with Baker
 Director of the Company since May 1993                                  Capital Corporation, a venture capital firm; from
 Term to expire at 1997 Annual Meeting                                   July 1988 to September 1995, Senior Vice President,
                                                                         Patricof & Co. Ventures, Inc., a venture capital firm.
                                                                         Mr. Baker is a director of Intermedia
                                                                         Communications, Inc., Xpedite Systems, Inc. and FORE
                                                                         Systems.

 Edward J. Sebastian                                               50    Chairman of the Board and Chief Executive Officer of the
 Chairman of the Board and Chief Executive Officer of the                Company since September 1992; Chairman of the Board and
 Company since September 1992                                            Chief Executive Officer of Resource Bancshares Corporation
 Term to expire at 1998 Annual Meeting                                   since September 1986.  Mr. Sebastian is a director of
                                                                         First Sun South Corporation and Affinity Technology Group,
                                                                         Inc.

 David W. Johnson, Jr.                                             48    Vice Chairman and Director of the Company since October
 Vice Chairman and Director of the Company since October                 1992 and Managing Director since July 1993; from May 1989
 1992 and Managing Director since July 1993                              until June 1993, Executive Vice President, Republic
 Term to expire at 1998 Annual Meeting                                   National Bank, the predecessor of the Company.

 Boyd M. Guttery                                                   69    Consultant and Private Investor since September 1996; from
 Director of the Company since June 1993                                 February 1995 to August 1996, Chairman of the Board of
 Term to expire at 1998 Annual Meeting                                   Telecom Services Group, Inc.; from July 1992 to February
                                                                         1995, Partner, Adams, Fletcher, Guttery & Liss; from
                                                                         October 1991 to June 1992, President of ADCom, Inc.

 John W. Currie                                                    50    Attorney, McNair Law Firm, P.A.
 Director and Secretary of the Company since October 1992
 Term to expire at 1999 Annual Meeting

 Stuart M. Cable                                                   43    Attorney, Goodwin, Procter & Hoar, LLP.
 Director of the Company since October 1992
 Term to expire at 1999 Annual Meeting

 John O. Wolcott                                                   53    Executive Vice President of The Olayan America Corporation
 Director of the Company since June 1993                                 since 1992.
 Term to expire at 1999 Annual Meeting

EXECUTIVE OFFICERS

   Information with respect to executive officers is set forth in Item 1 of the Report on Form 10-K under the caption "Executive Officers of the Registrant."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Pursuant to Section 16 of the Securities Exchange Act of 1934, directors and executive officers of the Company and beneficial owners of 10% or more of the Company's common stock, par value $.01 per share (the "Common Stock"), are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Common Stock. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all such persons have complied with all filing requirements with respect to 1996, except John C. Baker who filed late two reports covering two transactions.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

   The following table sets forth the compensation paid to each named executive officer for services rendered to the Company during the periods indicated. The numbers of shares and options and the exercise price of options on the tables and footnotes in this section have been adjusted for the two five percent stock dividends issued in 1994, two five percent stock dividends and one ten percent stock dividend issued in 1995 and one seven percent stock dividend issued in 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION
                                                                                              AWARDS
---------------------------------------------------------------------------    ---------------------------
         (A)            (B)         (C)            (D)              (E)              (F)           (G)           (I)

                                                                                                SECURITIES    ALL OTHER
                                                               OTHER ANNUAL     RESTRICTED      UNDERLYING   COMPENSATION
      NAME AND                                                 COMPENSATION        STOCK         OPTIONS/    ------------
  PRINCIPAL POSITION     YEAR      SALARY ($)    BONUS ($)        ($)(1)       AWARDS ($)(2)     SARS (#)       ($) (3)
  ------------------     ----      ----------   -----------    -----------     -------------     --------     -----------
 E. J. Sebastian,        1996      $  250,008    $     -       $    -          $      -          53,500      $     5,210
 Chief Executive         1995         250,455       250,000         -                 -         107,000            3,760
 Officer                 1994         250,000       250,000         -                 -            -                -

 D. W. Johnson, Jr.,     1996      $  386,687    $  877,918    $ 200,000       $   341,156         -         $    72,729
 Vice Chairman and       1995         378,694       693,255      253,711           127,844         -              69,436
 Managing Director       1994         360,212       762,878      246,285           203,121         -              56,769

 R.H. Duncan,            1996      $  175,000    $  350,000    $  19,266       $      -          35,515      $    32,416
 Senior Executive        1995         205,666       216,750         -                 -            -               3,218
 Vice President-         1994             N/A           N/A          N/A               N/A          N/A              N/A
 Production

 S. F. Herbert,          1996      $  175,000    $  275,000    $   8,881       $      -          24,343      $    20,983
 Senior Executive        1995         113,173       100,000        8,964              -            -              12,530
 Vice President and      1994             N/A           N/A          N/A               N/A          N/A              N/A
 Chief Financial
 Officer

 L. E. Shelton,          1996      $  397,091    $     -       $ 200,000              -            -         $ 5,017,755
 Former Vice             1995         378,695       693,255      256,866       $   127,844         -              64,447
 Chairman and            1994         360,212       762,878      247,442           203,121         -              58,416
 Managing Director

----------------
(1) For 1996, these amounts represent (i) payments of $200,000 to each of Messrs. Johnson and Shelton by RBC as more fully described under "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" below and (ii) for Messrs. Duncan and Herbert, reimbursement for tax liability related to premiums on whole life and universal life and disability policies in the amounts of $19,266 and $8,881, respectively.

(2) The shares of restricted stock were awarded to Messrs. Johnson and Shelton on January 26, 1995 and January 27, 1996, and to Mr. Johnson on February 1, 1997 as part of 1994, 1995 and 1996 bonuses. Each of Messrs. Johnson and Shelton received 28,160 shares in 1995 and 8,779 shares in 1996 and Mr. Johnson received 23,528 shares in 1997. Each of Mr. Johnson and Mr. Shelton also were awarded 6,352 shares of restricted stock in January 1994. Had Mr. Johnson and Mr. Shelton held all of such shares of restricted stock received in 1994, 1995, 1996 and 1997 on December 31, 1996, the shares held by each of them would have had a year end value of $952,141 and $616,868, respectively, based on the closing price of a share of Common Stock on December 31, 1996 of $14.25. Mr. Johnson's shares vest over a five-year period, at the rate of 20% per year, and all his unvested shares will vest on December 31, 2000. Dividends are paid on the shares. All of Mr. Shelton's shares vested on January 31, 1997 upon his resignation as an officer and director of the Company.

(3) Amounts shown for 1996 consist of (i) for Mr. Sebastian, contributions to the Company's 401(k) plan, (ii) for Mr. Johnson, premiums on whole life and disability insurance policies of $67,438 and contributions to the Company's 401(k) plan of $5,291, (iii) for Mr. Duncan, premiums on whole life and disability insurance policies of $27,109 and contributions to the Company's 401(k) plan of $5,307; (iv) for Mr. Herbert, premiums on whole life and disability insurance policies of $16,483 and contributions to the Company's 401(k) plan of $4,500; and (v) for Mr. Shelton, $5,000,000 paid upon his resignation as an officer and director of the Company, premiums on whole life and disability insurance policies of $13,255 and contributions to the Company's 401(k) plan of $4,500

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL
                                                                                                   REALIZABLE VALUE AT
                                                                                                     ASSUMED ANNUAL
                                                                                                  RATES OF STOCK PRICE
                                                                                                      APPRECIATION
                                INDIVIDUAL GRANTS                                                    FOR OPTION TERM
-----------------------------------------------------------------------------------------------------------------------
         (A)             (B)          (C)         (D)                     (E)                       (F)         (G)
                                  % OF TOTAL
                      NUMBER OF    OPTIONS/
                      SECURITIES     SARS
                      UNDERLYING  GRANTED TO
                       OPTIONS/    EMPLOYEES    EXERCISE     MARKET
                         SARS         IN           OR        PRICE
                       GRANTED      FISCAL     BASE PRICE     DATE     EXPIRATION
        NAME             (#)         YEAR        ($/SH)     OF GRANT      DATE        0% ($)       5% ($)     10% ($)
        ----             ---         ----     -----------   --------   ----------    --------    ---------  -----------
 E. J. Sebastian(1)     53,500      16.60%       $14.03     $13.31     03/21/06           -0-    $ 409,306  $ 1,096,360
 R.H. Duncan(2)         16,050       4.98%        14.56      14.48     01/26/06           -0-      144,874      369,108
 S.F. Herbert(3)         7,490       2.32%        14.56      14.48     01/26/06           -0-       67,607      172,250
 R.H. Duncan(4)         19,465       6.04%         7.19      13.67     01/26/05      $126,133      272,834      487,465
 S.F. Herbert(5)        16,853       5.23%        11.17      13.67     07/01/05        42,132      169,148      354,977

-----------------
(1) These options were granted to Mr. Sebastian on March 21, 1996 under the Company's Omnibus Stock Award Plan (the "Omnibus Plan") subject to shareholder approval of the Omnibus Plan which was received at the 1996 Annual Meeting. As of December 31, 1996, the options were exercisable with respect to 10,700 shares. The options became exercisable as to an additional 10,700 shares on March 21, 1997, and will become exercisable with respect to an additional 10,700 shares on March 21 of each year thereafter, beginning on March 21, 1998, until they are exercisable with respect to all 53,500 shares.

(2) These options were granted to Mr. Duncan on January 26, 1996 subject to shareholder approval of the Omnibus Plan which was received at the 1996 Annual Meeting. The options were exercisable as to 3,210 shares on December 31, 1996. The options became exercisable as to an additional 3,210 shares on January 26, 1997, and will become exercisable with respect to an additional 3,210 shares on January 26 of each subsequent year, beginning on January 26, 1998, until they become exercisable with respect to all 16,050 shares.

(3) These options were granted to Mr. Herbert on January 26, 1996 subject to shareholder approval of the Omnibus Plan which was received at the 1996 Annual Meeting. The options were exercisable with respect to 1,498 shares on December 31, 1996. The options became exercisable as to an additional 1,498 shares on January 26, 1997, and will become exercisable with respect to an additional 1,498 shares on January 26 of each subsequent year, beginning on January 26, 1998, until they become exercisable with respect to all 7,490 shares.

(4) These options were granted to Mr. Duncan on November 8, 1996 under the Company's Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). If the Non-Qualified Plan is approved by the shareholders at the 1997 Annual Meeting, the options will vest immediately as to 7,786 shares. Subject to such approval, the options will become exercisable with respect to an additional 3,893 shares on January 26 of each year thereafter, beginning on January 26, 1998, until they become exercisable with respect to all 19,465 shares.

(5) These options were granted to Mr. Herbert on November 8, 1996 under the Non-Qualified Plan. If the Non-Qualified Plan is approved by the shareholders at the 1997 Annual Meeting, the options will vest immediately as to 3,370 shares. Subject to such approval, the options will become exercisable with respect to an additional 3,370 shares on July 1 of each year thereafter, beginning on July 1, 1997, until they become exercisable with respect to all 16,853 shares.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

            (A)                                    (D)                                            (E)

                                     NUMBER OF SECURITIES UNDERLYING               VALUE OF UNEXERCISED IN-THE-MONEY
                                  UNEXERCISED OPTIONS/SARS AT FY-END (#)              OPTIONS/SARS AT FY-END ($)
            NAME                        EXERCISABLE /UNEXERCISABLE                     EXERCISABLE /UNEXERCISABLE
 -------------------------        --------------------------------------           ---------------------------------
 E. J. Sebastian (1)                          53,500/107,000                                 $2,354/$9,416
 D. W. Johnson, Jr. (2)(3)                   257,517/171,678                             $2,096,188/$1,397,459
 L. E. Shelton (2)(3)                        257,517/171,678                             $2,096,188/$1,397,459
 R.H. Duncan (4)                               3,210/32,305                                    0/$137,423
 S.F. Herbert(5)                               1,498/22,845                                    0/$51,907

--------------
(1) Only 10,700 of Mr. Sebastian's options which were exercisable as of December 31, 1996, were in-the-money as of such date. The value assigned to Mr. Sebastian's options in column (e) above is equal to the number of in-the-money exercisable and unexercisable options times the difference between closing price of a share of Common Stock on December 31, 1996, $14.25, and the exercise price of $14.03.

(2) Mr. Johnson's and Mr. Shelton's options became exercisable with respect to 20% of the shares on May 26, 1994, 20% of the shares on May 26, 1995 and 20% of the shares on May 26, 1996. Options will become exercisable with respect to an additional 20% of the shares on May 26 of each year until May 26, 1998, at which time the options become exercisable with respect to all the shares.

(3)  The value assigned to Mr. Johnson's and Mr. Shelton's options in column
(e) above is equal to the number of options exercisable or unexercisable, as the case may be, times the difference between closing price of a share of Common Stock on December 31, 1996, $14.25, and the exercise price of $6.11.

(4) None of Mr. Duncan's options which were exercisable as of December 31, 1996, were in-the-money as of such date. The value assigned to Mr. Duncan's options in column (e) above is equal to the number of in-the-money unexercisable options times the difference between closing price of a share of Common Stock on December 31, 1996, $14.25, and the exercise price of $7.19.

(5) None of Mr. Herbert's options which were exercisable as of December 31, 1996, were in-the-money as of such date. The value assigned to Mr. Herbert's options in column (e) above is equal to the number of in-the-money unexercisable options times the difference between closing price of a share of Common Stock on December 31, 1996, $14.25, and the exercise price of $11.17.

DEFINED BENEFIT PLANS

         The Company sponsors a qualified Pension Plan for all employees, and in addition the Company sponsors a Pension Restoration Plan ("Restoration Plan") for certain eligible employees, including officers. The Restoration Plan is an unfunded plan which provides for benefit payments in addition to those payable under the qualified Pension Plan. It maintains uniform application of the Pension Plan benefit formula and would provide, among other benefits, payment of Pension Plan formula pension benefits, if any, which exceed those payable under the Internal Revenue Code of 1986, as amended (the "Code"), maximum benefit limitations.

         The following table illustrates the estimated annual benefits payable upon retirement at normal retirement date under the Pension Plan and the Restoration Plan.

                                                                  1996 PENSION PLAN TABLE

                  FINAL AVERAGE PAY                                   YEARS OF SERVICE
                  -----------------           ----------------------------------------------------------------
                                                  15           20             25            30            35
                    $125,000                   28,249        37,665        47,081         56,498        65,914
                     150,000                   34,436        45,915        57,394         68,873        80,351
                     175,000                   40,624        54,165        67,706         81,248        94,789
                     200,000                   46,811        62,415        78,019         93,623       109,226
                     225,000                   52,999        70,665        88,331        105,998       123,664
                     250,000                   59,186        78,915        98,644        118,373       138,101
                     300,000                   71,561        95,415       119,269        143,123       166,976
                     350,000                   83,936       111,915       139,894        167,873       195,851
                     400,000                   96,311       128,415       160,519        192,623       224,726
                     450,000                  108,686       144,915       181,144        217,373       253,601
                     500,000                  121,061       161,415       201,769        242,123       282,476

         The qualified Pension Plan recognizes W-2 earnings up to the Code limit of $150,000 while the Restoration Plan recognizes a participant's base compensation in excess of this limit. In 1996 Messrs. Sebastian, Johnson, Shelton, Duncan and Herbert received base pay of $250,008, $386,687, $397,091, $175,000 and $175,000, respectively, and have credited service under the Pension and Restoration plans of 9, 8, 6, 3 and 2 years, respectively. Benefits in the table are computed based on a straight-life annuity. The amounts in the table assume continuation of the Social Security taxable wage base in effect during 1996 and are not subject to any deduction for Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

         Directors who are also salaried employees of the Company do not receive any additional compensation for service as directors. Other directors receive such compensation as is set from time to time by the Board of Directors. Directors' fees currently are set at $18,000 a year plus $1,000 per board meeting or committee meeting attended. Committee chairmen receive an additional annual retainer of $3,000. Directors' fees paid for 1996 totaled $169,000. Directors also are reimbursed for all reasonable out of pocket expenses related to attendance at meetings.

         On September 1, 1996, each of Messrs. Baker, Cable, Currie, Guttery and Wolcott was awarded an option to purchase 10,000 (10,700, as adjusted for the 7% dividend paid in 1996) shares of Common Stock at an exercise price of $13.25 ($12.38, as adjusted for the 7% stock dividend paid in 1996) per share under the Company's Formula Stock Option Plan. Each of the options became exercisable immediately as to 2,000 shares and each of the options will become exercisable with respect to an additional 2,000 shares on September 1 of each year thereafter, beginning on September 1, 1997 until each is exercisable with respect to all 10,000 shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Mr. Johnson has an employment agreement with the Company which will expire on December 31, 2000 (the "Johnson Employment Agreement"). Under the Johnson Employment Agreement, Mr. Johnson receives a base salary of $350,000, subject to upward adjustment annually by not less than 5%, but any such increase above 5% cannot exceed the increase in the Consumer Price Index during the prior year. Mr. Johnson elected not to take an increase in 1996. Mr. Johnson also receives an annual bonus equal to 4% of the Company's annual total pretax income before bonuses and incentives. The bonus is paid each year as follows: (i) the first $325,000 may, if the employee elects, be allocated to a deferred compensation account pursuant to a Deferred Compensation Agreement whereby no amount will be payable to the employee before age 55 or his earlier termination of employment, disability or death; (ii) the amount by which $575,000 exceeds the amount deferred pursuant to clause (i) above, but not more than $350,000, will be paid in cash; and (iii) any remaining amount (the "Remaining Bonus") will be paid in a combination of restricted Common Stock (the "Restricted Stock") and cash, the cash portion being equal to the amount required to pay applicable federal and state income taxes at the highest combined rate on the Remaining Bonus. The Restricted Stock will be valued at market based on the average closing price of the Common Stock for the 20 trading days preceding the date of payment. The Restricted Stock will vest with respect to 20% of the shares covered thereby each year following the grant date from the second through the sixth year; however, all unvested shares will vest on December 31, 2000. Mr. Johnson will forfeit all of his unvested Restricted Stock, if any, if his employment is terminated at any time for any reason other than death, disability or termination without cause by the Company. Mr. Johnson also is provided with $2,000,000 whole life and disability insurance.

         Mr. Johnson, acting with the concurrence of the Compensation Committee of the Board of Directors, has the right to assign a part of his bonus to other employees. If the Committee does not concur, no assignment of his bonus can be made. Any part of the bonus assigned to other employees which would have been payable to Mr. Johnson in Restricted Stock may be paid to the other employees in Restricted Stock, cash or a combination thereof. The Johnson Employment Agreement gives Mr. Johnson certain registration rights relative to the Common Stock underlying his options as well as vested Restricted Stock.

         During 1996, Mr. Shelton had an employment agreement with the Company with terms substantially the same as Mr. Johnson's employment agreement. Mr. Shelton's employment agreement was terminated upon Mr. Shelton's resignation as an officer and director of the Company effective January 31, 1997. In connection with his resignation, the Company paid Mr. Shelton $5,000,000 and accelerated the vesting on his unvested shares of Restricted Stock. See "Summary Compensation Table" above.

         In connection with the Company's initial public offering, each of Mr. Johnson and Mr. Shelton entered into a termination agreement pursuant to which RBC agreed to pay each $200,000 in cash upon the closing of the offering and on each anniversary date of the closing through the year 2000, provided he is employed by the Company on such anniversary date.

         Mr. Duncan entered into an employment agreement with the Company effective September 25, 1995. The employment agreement provides for Mr. Duncan's employment until December 31, 2000 with an annual salary of $175,000. Mr. Duncan is also eligible to receive an annual bonus and is provided a $1,000,000 term life insurance policy. Mr. Herbert entered into an employment agreement with the Company effective June 30, 1995. The employment agreement provides for Mr. Herbert's employment until December 31, 2000 with an annual salary of $175,000. Mr. Herbert also is eligible to receive an annual bonus and is provided a $1,000,000 term life insurance policy.

         Each of Mr. Duncan's and Mr. Herbert's employment agreements provides that if (A) he voluntarily terminates his employment within one year following a Change of Control (as hereinafter defined) as a result of (i) his determination that as a result of a change in circumstances occurring following a Change in Control significantly affecting his position, he can no longer adequately exercise the authority, powers, functions or duties of his position or (ii) his determination that he can no longer perform his duties by reason of a substantial diminution in his responsibilities, status or position or (iii) the Company requiring him to relocate to an area 100 miles outside of Columbia, South Carolina or (B) the Company terminates his employment without Cause (as defined in the contract) within one year following a Change in Control, all remaining base salary under the agreement and an annual bonus of $75,000 and life and disability insurance benefits for the remaining term of the agreement will become due and payable to such employee. If the employee voluntarily terminates his employment with the Company within one year following a Change in Control for any reason other than as stated above, the employee will be entitled to receive only his base salary for 12 months. A Change in Control for purposes of Mr. Duncan's and Mr. Herbert's employment agreements means (i) the obtaining by any party pursuant to a tender offer of 50% or more of the Company's voting stock, (ii) individuals serving as directors immediately prior to a shareholder meeting involving a director election contest failing to constitute a majority of the Company's directors following such election contest, (iii) the Company executing an agreement concerning the sale of all or substantially all of its assets to a purchaser that is not a subsidiary, (iv) the Company's adoption of a plan of dissolution or liquidation or (v) the Company executing an agreement concerning a merger or consolidation involving the Company in which the Company is not the surviving corporation or if less than 50% of the surviving corporation's voting stock is held by persons who are shareholders of the Company prior to such merger or consolidation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         At various times during 1996 decisions regarding the compensation of the named executive officers were made by the Board of Directors as a whole, the Compensation Committee (John C. Baker and John W. Currie) and Messrs. Johnson and Shelton. Edward J. Sebastian is the Chairman and Chief Executive Officer of the Company. He also is the Chairman and Chief Executive Officer of RBC which owned approximately 38.3% of the outstanding Common Stock as of February 28, 1996. Mr. Johnson is Vice Chairman and Managing Director of the
Company.   During 1996, Mr. Shelton also was a Vice Chairman and Managing
Director of the Company. Mr. Currie, the Secretary and a director of the Company, is a member of McNair Law Firm, P.A. That law firm has represented the Company from time to time and it is expected that such representation will continue. Mr. Currie also is the Secretary and a director of RBC, and Messrs. Baker and Cable are directors of RBC. Messrs. Cable, Currie, Johnson, Shelton and Sebastian also are beneficial owners of RBC voting common stock.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS OF FIVE PERCENT OR MORE OF THE COMMON STOCK

         The following table sets forth the only shareholders which, to the knowledge of management of the Company, were beneficial owners of five percent or more of the outstanding shares of Common Stock as of February 28, 1997. The shareholdings reported are based on information provided by the shareholder or copies of Schedules 13G received by the Company in 1997.


                                            SOLE           SHARED            SOLE               SHARED            PERCE
 NAME AND ADDRESS                          VOTING          VOTING         DISPOSITIVE         DISPOSITIVE         NT OF
 OF BENEFICIAL OWNER                       POWER            POWER            POWER               POWER            CLASS
 ----------------------------------------------------------------------------------------------------------------------
 Resource Bancshares Corporation         7,397,238           -0-           7,397,238               -0-             38.3%
  1901 Main Street, Suite 650
  Columbia, South Carolina 29201

 Pioneering Management                   1,839,600           -0-             470,000           1,369,600           9.53%
 Corporation(1)
  60 State Street
  Boston, Massachusetts  02109

 Dawson-Samberg Capital                  1,071,095           -0-           1,071,095               -0-             5.55%
 Management, Inc.
  354 Pequot Avenue
  Southport, Connecticut 06490

 Wellington Management Company,             -0-            322,870            -0-              1,086,805           5.63%
 LLP(2)
  75 State Street
  Boston, Massachusetts 02109

----------------
(1) This percentage reflects the number of shares of Common Stock over which Pioneering Management Corporation has sole voting power. Pioneering Management Corporation has sole dispositive power with respect to 2.43% of the shares of Common Stock and has shared dispositive power with respect to 7.09% of the shares of Common Stock.

(2) This percentage reflects the number of shares of Common Stock over which Wellington Management Company has shared dispositive power. Wellington Management Company has shared voting power with respect to 1.67% of the shares of Common Stock.

STOCK OWNERSHIP OF THE COMPANY'S DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

         The following table sets forth as of February 28, 1997, the number of shares of the Company's Common Stock and RBC voting common stock beneficially owned by current directors, named executive officers and all directors and current executive officers of the Company as a group.

                                                         COMPANY                                          RBC
                                         -------------------------------------          ------------------------------------
                                         AMOUNT AND NATURE OF       PERCENT OF          AMOUNT AND NATURE OF      PERCENT OF
 NAME                                    BENEFICIAL OWNERSHIP        CLASS(2)           BENEFICIAL OWNERSHIP       CLASS(2)
 ----                                    --------------------       ----------          --------------------      ----------
 John C. Baker (1)(4)                            6,420                   *                          -                 N/A
 Stuart M. Cable (1)(3)(4)                      10,700                   *                      42,725                 *
 John W. Currie (1)(4)                           6,420                   *                      50,000                 *
 Boyd M. Guttery (1)(4)                         15,288                   *                        -                   N/A
 David W. Johnson, Jr. (1)(4)                  396,978                 2.00%                    31,059                 *
 Edward J. Sebastian (1)(5)                     67,473                   *                      64,000                 *
 Lee E. Shelton (1)(4)                         310,119                 1.56%                     3,285                 *
 John O. Wolcott (1)(4)                          9,280                   *                        -                   N/A
 Richard M. Duncan (1)(4)                       17,290                   *                        -                   N/A
 Steven F. Herbert (1)(4)                        7,451                   *                       1,000                 *
 All directors and current executive
  officers as a group (9 persons)              537,300                 2.78%                   188,784               2.68%

----------------
(1) Assumes the exercise by such person of all options exercisable by him as of February 28, 1997, or within 60 days thereafter. Each person exercises sole voting and sole investment power with respect to the shares shown as owned by him except as otherwise indicated by footnote.

(2)  * Signifies less than one percent.

(3) 34,000 of the shares of RBC voting common stock shown as owned by Mr. Cable are held by him as trustee of a family trust.

(4) The shares of Company Common Stock shown as owned by each of Mr. Johnson and Mr. Shelton include 257,517 shares that may be acquired pursuant to the exercise of currently exercisable options. All the shares of Common Stock shown as owned by Messrs. Baker and Currie, 6,420 of the shares of Common Stock shown as owned by each of Messrs. Guttery, Cable and Wolcott, 53,500 of the shares of Common Stock shown as owned by Mr. Sebastian, 6,420 of the shares shown as owned by Mr. Duncan and 2,996 of the shares shown as owned by Mr. Herbert represent shares subject to options exercisable as of February 28, 1997, or within 60 days thereafter.

(5) The shares of RBC voting common stock shown as owned by Mr. Sebastian do not include 8,000 shares owned by members of his immediate family as to which he disclaims beneficial ownership. On April 16, 1997, RBC issued 211,363 shares of its voting common stock of which 160,472 shares were issued to Mr. Sebastian, increasing his percentage ownership of the RBC voting common stock to 3.15% and the percentage ownership of the RBC voting common stock of all directors and current executive officers as a group to 4.90%.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 15, 1996, RBC purchased 896,552 shares of Common Stock from the Company in a private transaction. Following such purchase and the simultaneous sale to the public of 2,200,000 shares of Common Stock, RBC owned 6,913,307 shares of Common Stock or approximately 38.4% of the Common Stock outstanding. The Audit Committee of the Board of Directors of the Company, consisting of directors independent of both management and RBC, is to approve all transactions, other than those entered into in connection with the Company's initial public offering, between the Company and RBC for as long as RBC owns 25% or more of the outstanding Common Stock.

         Beginning in June 1995 and ending on March 15, 1996, the Company from time to time borrowed funds on a short-term unsecured basis from RBC.
Interest on the loans was at the prime rate. The maximum aggregate amount outstanding at any one time during 1996 was $19 million. The total amount of interest the Company paid to RBC for 1996 was $258,000. As of December 31, 1996, the Company had no outstanding debt to RBC.

         The Company has from time to time purchased loans on which certain officers and directors of the Company or members of their immediate families were obligated. All such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, that prevailed at the time for comparable transactions with other persons and did not involve more than normal risk of collectability or present other unfavorable features.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RESOURCE BANCSHARES MORTGAGE GROUP, INC.


Date: April 30, 1997                   By: /s/Steven F. Herbert
                                          ----------------------------------
                                               Steven F. Herbert
                                               Executive Vice President and
                                               Chief Financial Officer

                                               (signing in the capacity of a
                                               duly authorized officer of
                                               the registrant)