Form 10-Q
period 1997-03-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1997-05-15
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Quarterly Period Ended March 31, 1997
                                        --------------

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------

Commission File Number 000-21786
                       ---------

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         STATE OF DELAWARE                             57-0962375
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   7909 Parklane Road,  Columbia, SC                      29223
---------------------------------------                 ----------
(Address of Principal Executive Office)                 (Zip Code)

Registrant's telephone number, including area code       (803)741-3000

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

The number of shares of common stock of the Registrant outstanding as of April 30, 1997, was 20,255,737.

                                     Page 1
                          Exhibit Index on Pages A to D

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended March 31, 1997

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                           PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                       3

            Consolidated Statement of Income                                 4

            Consolidated Statement of Changes in Stockholders' Equity        5


            Consolidated Statement of Cash Flows                             6

            Notes to Consolidated Financial Statements                       7

ITEM 2.     Management's Discussion and Analysis of                          8
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                               18

ITEM 2.     Changes in Securities                                           18

ITEM 6.     Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                  19

EXHIBIT INDEX                                                               A-D

                         Part I. Financial Information

Item 1.  Financial Statements

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                          March 31,        December 31,
                                                            1997               1996
                                                         -----------       -----------

ASSETS                                                   (Unaudited)

Cash                                                     $     3,677       $     2,492
Receivables                                                   63,838            60,668
Mortgage-backed securities                                   194,525           123,447
Mortgage loans held for sale                                 789,097           678,888
Mortgage servicing rights, net                               130,006           109,815
Premises and equipment, net                                   21,055            21,135
Accrued interest on loans held for sale                        5,770             4,491
Other assets                                                  26,723            27,458
                                                         -----------       -----------
   Total assets                                          $ 1,234,691       $ 1,028,394
                                                         ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Short-term borrowings                                 $ 1,001,329       $   805,730
   Accrued expenses                                           10,205            11,386
   Other liabilities                                          61,481            53,977
                                                         -----------       -----------
   Total liabilities                                       1,073,015           871,093
                                                         -----------       -----------
Stockholders' equity

   Common stock                                                  193               193
   Additional paid-in capital                                150,052           149,653
   Retained earnings                                          15,872            12,007
   Unearned shares of employee stock ownership plan           (4,441)           (4,552)
                                                         -----------       -----------
   Total stockholders' equity                                161,676           157,301
                                                         -----------       -----------
   Total liabilities and stockholders' equity            $ 1,234,691       $ 1,028,394
                                                         ===========       ===========


          See accompanying notes to consolidated financial statements.

                  RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF INCOME
                 ($ in thousands, except share information)

                                (Unaudited)

                                                        For the Three Months Ended
                                                                March 31,
                                                      -------------------------------
                                                          1997               1996
                                                      ------------       ------------
REVENUES

     Interest income                                  $     13,455       $     18,445
     Interest expense                                       (9,720)           (15,202)
                                                      ------------       ------------
     Net interest income                                     3,735              3,243
     Net gain on sale of mortgage loans                     17,027             18,533
     Gain on sale of mortgage servicing rights               1,491                 66
     Loan servicing fees                                     7,535              7,130
     Other income                                              269                 78
                                                      ------------       ------------
          Total revenues                                    30,057             29,050
                                                      ------------       ------------
EXPENSES

     Salary and employee benefits                           12,264             12,666
     Occupancy expense                                       1,592              1,276
     Amortization of mortgage servicing rights               4,108              3,670
     General and administrative expenses                     4,875              4,187
                                                      ------------       ------------
          Total expenses                                    22,839             21,799
                                                      ------------       ------------

     Income before income taxes                              7,218              7,251
     Income tax expense                                     (2,748)            (2,791)
                                                      ------------       ------------
     Net income                                       $      4,470       $      4,460
                                                      ============       ============

     Weighted average common shares outstanding*        19,553,072         16,010,745
                                                      ============       ============

     Net income per common share                      $       0.23       $       0.28
                                                      ============       ============


* The provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share" requires that the Company, effective for the first quarter of 1997, prospectively commence to report net income per common share on a primary earnings per share basis. Accordingly, the weighted average shares outstanding for the first quarter of 1997 includes common stock equivalents while such equivalents are excluded for the comparable period of the prior year.

          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                   (Unaudited)

                                                                                         Unearned Shares of
         Three Months Ended                                 Additional Paid-  Retained     Employee Stock
           March 31, 1997                Common Stock          In Capital     Earnings     Ownership Plan      Total
         ------------------          --------------------   ----------------  --------     --------------    ---------
                                     Shares        Amount
                                     ------        ------

Balance, December 31, 1996         19,285,020    $      193    $  149,653    $   12,007     $   (4,552)      $  157,301

Issuance of restricted stock           23,528             *           328                                           328
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                     3,290             *            42           (26)                             16
Cash dividends                                                                     (579)                           (579)
Shares committed to be
    released under ESOP                                                29                          111              140
Net income                                                                        4,470                           4,470
                                   ----------    ----------    ----------    ----------     ----------       ----------
Balance, March 31, 1997            19,311,838    $      193    $  150,052    $   15,872     $   (4,441)      $  161,676
                                   ==========    ==========    ==========    ==========     ==========       ==========


                                                                                         Unearned Shares of
         Three Months Ended                                 Additional Paid-  Retained     Employee Stock
           March 31, 1997                Common Stock          In Capital     Earnings     Ownership Plan      Total
         ------------------          --------------------   ----------------  --------     --------------    ---------
                                     Shares        Amount
                                     ------        ------

Balance, December 31, 1995         14,550,462    $      146    $   84,533    $   10,725     $   (2,000)      $   93,404

Issuance of restricted stock           16,410             *           256                                           256
Net proceeds of public offering     3,426,552            34        47,417                                        47,451
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                    23,711             *           335                                           335
Shares committed to be
    released under ESOP                                                47                          100              147
Net income                                                                        4,460                           4,460
                                   ----------    ----------    ----------    ----------     ----------       ----------
Balance, March 31, 1996            18,017,135    $      180    $  132,588    $   15,185     $   (1,900)      $  146,053
                                   ==========    ==========    ==========    ==========     ==========       ==========


* Amount less than $1


          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
                                                                                     1997             1996
                                                                                ------------     ------------

OPERATING ACTIVITIES:
     Net income                                                                 $      4,470     $      4,460
     Adjustments to reconcile net
        income to cash used in operating activities:
        Depreciation and amortization                                                  4,856            4,267
        Employee Stock Ownership Plan compensation                                       140              147
        Provision for estimated foreclosure losses                                       265              100
        Increase in receivables                                                       (3,170)         (10,019)
        Acquisition of mortgage loans                                             (2,169,288)      (3,137,847)
        Proceeds from sales of mortgage loans and mortgage-backed securities       2,004,835        3,094,843
        Acquisition of mortgage servicing rights                                     (62,007)         (54,547)
        Sales of mortgage servicing rights                                            39,159           50,032
        Net gain on sales of mortgage loans and servicing rights                     (18,518)         (18,599)
        (Increase) decrease in accrued interest on loans                              (1,279)             817
        Decrease (increase) in other assets                                              910              (22)
        Increase in accrued expenses and other liabilities                             6,323            6,217
                                                                                ------------     ------------
               Net cash used in operating activities                                (193,304)         (60,151)
                                                                                ------------     ------------

INVESTING ACTIVITIES:
     Purchases of premises and equipment, net                                           (700)          (3,123)
                                                                                ------------     ------------
               Net cash used in investing activities                                    (700)          (3,123)
                                                                                ------------     ------------

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                      5,891,276       10,663,502
     Repayment of borrowings                                                      (5,695,677)     (10,647,124)
     Debt issuance costs                                                                (175)
     Issuance of restricted stock                                                        328              256
     Net proceeds of public offering                                                                   47,451
     Shares issued under Dividend Reinvestment and Stock Purchase Plan
       and Stock Investment Plan                                                          16              335
     Cash dividends                                                                     (579)
                                                                                ------------     ------------
               Net cash provided by financing activities                             195,189           64,420
                                                                                ------------     ------------

Net increase in cash                                                                   1,185            1,146
Cash, beginning of year                                                                2,492            2,161
                                                                                ------------     ------------
Cash, end of year                                                               $      3,677     $      3,307
                                                                                ============     ============




          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

Note 1 - Basis of Presentation:

     The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 1996, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

     In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 is based upon consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Company adopted SFAS No. 125 effective January 1, 1997, as required. The requirements of SFAS No. 125 are substantially the same as those which were previously applicable to the Company pursuant to the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights-An Amendment of FASB Statement No. 65." Accordingly, adoption of SFAS No. 125 had no material impact on the Company.

     As required by Accounting Principles Board Opinion No. 15, "Earnings per Share," the Company has prospectively implemented a policy of reporting primary earnings per share effective for the first quarter of 1997. In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
     (SFAS No. 128), which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Basic and diluted earnings per share for the first quarter reported pursuant to the provisions of SFAS No. 128 would be $0.24 and $0.23, respectively.

Note 2 - Subsequent Events

     Effective April 1, 1997, the Company completed a merger with Meritage Mortgage Corporation and on April 21, the Company announced the signing of separate definitive merger agreements with Walsh Holding Co., Inc. and Resource Bancshares Corporation.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of the Company (and the notes thereto) and the other information included or incorporated by reference into the Company's 1996 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Any statements made below (or elsewhere in this document) that are not statements of historical fact and could be considered forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those related to overall business conditions in the mortgage markets in which RBMG operates, fiscal and monetary policy, competitive products and pricing, credit risk management, changes in regulations affecting financial institutions and other risks and uncertainties discussed from time to time in the Company's SEC filings, including its 1996 Form 10-K. The Company disclaims any obligation to publicly announce future events or developments that affect the forward-looking statements herein.

THE COMPANY

   Resource Bancshares Mortgage Group, Inc. (the Company), was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the mortgage banking business of RBC were transferred to the Company on June 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As of March 31, 1997, RBC owned approximately 38% of the outstanding common stock of the Company.

   The Company is principally engaged in the purchase and origination of residential mortgage loans, which it aggregates into mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). The Company sells the mortgage-backed securities it creates to institutional purchasers with the rights to service the underlying loans being retained by the Company. The servicing rights retained are generally separately sold but may be held for extended periods by the Company.

LOAN PRODUCTION

   The Company purchases mortgage loans from its correspondents and through its wholesale division. The Company originates mortgage loans through its retail division.

   A summary of loan production by source for the periods indicated is set forth below:


($ in thousands)                      Quarter Ended March 31,
                                   -----------------------------
(Unaudited)                           1997               1996
                                   ----------         ----------

Loan Production:

    Correspondent Division         $1,652,483         $2,556,751
    Wholesale Division                388,905            368,640
    Retail Division                   127,900            118,169
                                   ==========         ==========
Total Loan Production              $2,169,288         $3,043,560
                                   ==========         ==========

   A summary of key information relevant to industry loan production activity is set forth below:


($ in thousands)                                             At or For the Quarter Ended March 31,
                                                             -------------------------------------
(Unaudited)                                                      1997                     1996
                                                             ------------             ------------

U. S. 1-4 Family Mortgage Originations Statistics (1)

    U. S. 1-4 Family Mortgage Originations                   $183,000,000             $219,000,000
    Adjustable Rate Mortgage (ARM) Market Share                     26.00%                   20.00%
    Estimated Fixed Rate Mortgage Originations               $135,000,000             $175,000,000

Company Information

    Loan Production                                          $  2,169,288             $  3,043,560
    Estimated Company Market Share                                   1.19%                    1.39%

   (1) Source:  Mortgage Bankers Association of America, Economics Department.

   Mortgage loan production decreased 29% to $2.2 billion for the first quarter of 1997 from $3.0 billion for the first quarter of 1996. The net decline in loan production is primarily due to an estimated 22% decline in fixed rate mortgage origination volume between the comparable periods. The Company is primarily focused on the purchase and origination of fixed-rate, 1-4 family residential mortgage loans. As such, the Company is competitively disadvantaged in economic environments that tend to favor ARMs over fixed-rate mortgages. (Generally, higher long-term fixed-rate and steeper yield-curve environments tend to favor ARM originations.)

   Historically, the Company has been exclusively focused on purchasing loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation that purchased its first loan in May 1994, a retail operation which originated its first loan in May 1995, and a subprime division which originated its first loan in April 1996. Accordingly, correspondent operations accounted for 76% of the Company's loan production for the first quarter of 1997 as compared to 84% for the first quarter of 1996.

Correspondent Loan Production

   Through its correspondents, the Company purchases loans that have been originated by such correspondents. Correspondents are primarily mortgage lenders, larger mortgage brokers and smaller savings and loan associations and commercial banks.

   The Company continues to emphasize correspondent loan production as its primary business focus because of the lower fixed expenses and capital investment required of the Company. That is, the Company can develop a cost structure that is more directly variable with loan production because the correspondent incurs most of the fixed costs of operating and maintaining branch office networks and of identifying and interacting directly with loan applicants.

   A summary of key information relevant to the Company's correspondent loan production activities is set forth below:

($ in thousands)                              At or For the Quarter Ended March 31,
                                              -------------------------------------
(Unaudited)                                      1997                      1996
                                              ----------                -----------

    Correspondent Loan Production             $1,652,483                 $2,556,751
    Estimated Correspondent Market Share            0.90%                      1.17%
    Approved Correspondents                          897                        787

   The 35% decrease in correspondent loan production from $2.6 billion for the first quarter of 1996 to $1.7 billion for the first quarter of 1997 was primarily due to nationwide increases in mortgage interest rates and the increase in the ARM share of the U.S. market from 20% in the first quarter of 1996 to an estimated 26% for the first quarter of 1997. Offsetting effects of the overall decline in national mortgage production, the Company increased its number of approved correspondents by 110 or 14% from 787 at March 31, 1996, to 897 at March 31, 1997.

Wholesale Loan Production

   In May 1994, the Company began its expansion into the wholesale mortgage banking business. In connection therewith, the Company receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches also handle shipping and follow-up procedures on loans. Although the establishment of wholesale branch offices involves the incurrence of the fixed expenses associated with maintaining those offices, wholesale operations also provide for higher profit margins than correspondent loan production. Additionally, each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants.

   A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ in thousands)                                               At or For the Quarter Ended March 31,
                                                            ---------------------------------------------
(Unaudited)                                                         1997                    1996
                                                            ---------------------   ---------------------

Wholesale Loan Production                                         $ 388,905               $ 368,640
Estimated Wholesale Market Share                                       0.21%                   0.17%
Wholesale Division Direct Operating Expenses                      $   2,234               $   1,874
Approved Brokers                                                      2,423                   1,393
Number of Branches                                                       13                      11
Number of Employees                                                     128                     106


   The $20 million increase in wholesale loan production from $369 million for the first quarter of 1996 as compared to $389 million for the first quarter of 1997 relates to the Company's addition of two new branches and over 1,000 new brokers between March 31, 1996, and March 31, 1997. Similarly, the wholesale division's operating expenses increased and the division's estimated market share rose in spite of the decrease in national mortgage production and related increase in percentage of ARM loans originated.

Retail Loan Production

   A summary of key information relevant to the Company's retail production activities that commenced in May 1995 is set forth below:

    ($ in thousands)                                       At or For the Quarter Ended March 31,
                                                        --------------------------------------------
    (Unaudited)                                                1997                     1996
                                                        -------------------      -------------------

   Retail Loan Production                                   $ 127,900               $  118,169
   Estimated Retail Market Share                                 0.07%                    0.05%
   Retail Division Operating Expenses                       $   4,093               $    4,078
   Number of Branches                                               6                        6
   Number of Employees                                            212                      174

   The Company's retail loan production increased by $10 million or 8% for the first quarter of 1997 as compared to the same period of the prior year. The 40% increase in the retail division's estimated market share for the first quarter of 1997 as compared to the same period of the prior year resulted primarily from further development of the division.

LOAN SERVICING

   A summary of key information relevant to the Company's loan servicing activities is set forth below:

($ in thousands)                                  At or For the Quarter Ended March 31,
                                                  -------------------------------------
(Unaudited)                                              1997               1996
                                                     -----------        -----------

Underlying Unpaid Principal Balances:

    Beginning Balance                                $ 6,670,267        $ 5,562,930
    Loan Production (net of servicing released
        production)                                    2,327,189          3,035,555
    Net Change in Work-in-Process                       (261,160)          (253,958)
    Bulk Acquisitions                                    605,761
    Sales of Servicing                                (1,711,276)        (2,357,099)
    Paid-In-Full Loans                                  (132,896)          (138,332)
    Amortization, Curtailments, and Others, net          (77,102)           (21,825)
                                                     -----------        -----------
    Ending Balance                                   $ 7,420,783        $ 5,827,271
    Subservicing Ending Balance                        1,992,983          3,321,714
                                                     -----------        -----------
    Total Underlying Unpaid Principal Balances         9,413,766          9,148,985
                                                     ===========        ===========

Loan Servicing Fees                                  $     7,535        $     7,130
Cash Operating Expenses                                   18,731             18,129
Coverage Ratio                                                40%                39%

Average Underlying Unpaid Principal Balances         $ 8,886,145        $ 8,674,728
     (including subservicing)
Weighted Average Note Rate*                                 7.78%              7.67%
Weighted Average Servicing Fee*                             0.40%              0.41%
Delinquency (30+ days)*                                     3.74%              2.64%
Number of Servicing Division Employees                       133                119

*  These statistics apply to the Company's owned servicing portfolio.

   The $211 million or 2% increase in the average underlying unpaid principal balance of mortgage loans being serviced for the first quarter of 1997 as compared to the first quarter of 1996 is primarily related to the Company's acquisitions of approximately $2.0 billion of servicing between March 31, 1996, and March 31, 1997.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997, COMPARED TO THE QUARTER ENDED MARCH 31, 1996

Summary

   Total revenues of the Company increased 3% to $30.1 million for the first quarter of 1997 as compared to $29.1 million for the first quarter of 1996. The $1.0 million increase in revenues was primarily due to a $0.5 million increase in net interest income and a $0.4 million increase in loan servicing fees. The $1.0 million increase in revenues was offset by a $1.0 million increase in operating expenses. The increase in net interest income is primarily due to a 49 basis point increase in net interest margin associated with the relatively steeper yield curve environment for the first quarter of 1997. Increased loan servicing fees resulted from the 21% increase in the average balance of the Company's owned servicing portfolio, which increased as a combined result of approximately $2.0 billion in bulk acquisitions between March 31, 1996, and March 31, 1997, as well as increased retention of servicing rights associated with the Company's production. The increase in operating expenses is primarily attributable to increased costs associated with increased loan servicing volumes and with expansion into wholesale and subprime operations.

   The following sections discuss the components of the Company's results of operations in greater detail.

NET INTEREST INCOME

   The following table analyzes net interest income in terms of rate and volume variances of the interest spread (difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest bearing sources of funds). All dollars are in thousands and the information presented is unaudited.

                                                                                                         Variance
   Average Volume        Average Rate                                     Interest                   Attributable to
-----------------------------------------                          ---------------------          ---------------------
   1997       1996      1997      1996                                1997      1996    Variance     Rate     Volume
-----------------------------------------                          ----------------------------------------------------
                                         Interest Income
                                         Mortgages Held for Sale and
   $722,308  $987,387     7.45%    7.47%    Mortgage-Backed           $13,455   $18,445  ($4,990)      ($38)  ($4,952)
                                            Securities
-----------------------------------------                          ----------------------------------------------------
                                         Interest Expense

    375,129   355,757     4.60%    4.82% Warehouse Line                 4,257     4,261       (4)      (236)      232
    329,892   589,994     5.32%    5.87% Gestation Line                 4,325     8,604   (4,279)      (486)   (3,793)
               57,694              8.24% Servicing Secured Line                   1,183   (1,183)              (1,183)
     38,811    27,597     6.14%    5.85% Servicing Receivable Line        588       402      186         23       163
               21,198              8.23% Other Borrowings                           434     (434)                (434)
                                         Facility Fees & Other            550       318      232                  232
                                         Charges
-----------------------------------------                          ----------------------------------------------------
    743,832 1,052,240     5.30%    5.81% Total Interest Expense         9,720    15,202   (5,482)      (699)   (4,783)
-----------------------------------------                          ----------------------------------------------------
                          2.15%    1.66% Net Interest Income           $3,735    $3,243     $492       $661     ($169)
                      ===================                          ====================================================


   Net interest income increased 15% to $3.7 million for the first quarter of 1997 as compared to $3.2 million for the first quarter of 1996. The $0.5 million increase in net interest income is primarily attributable to a 49 basis point increase in the interest rate spread to 215 basis points for 1997 as compared to 166 basis points for 1996. This increase in net interest spread is due primarily to a relatively steeper 1997 yield curve environment. The Company's long-term mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indexes while its earning asset yields are based upon long-term rate indexes. Thus, the increase in interest rate spread was primarily the result of the steeper yield curve environment.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

   Net gains on sales of mortgage loans and mortgage servicing rights remained consistent for the first quarter of 1997 at $18.5 million as compared to $18.6 million for the first quarter of 1996. As further discussed below, in spite of the decrease in the volumes of mortgage loans and mortgage servicing rights sold during the first quarter of 1997 compared to the first quarter of 1996, gains on sales remained consistent as a result of increased profit margins on sales.

Net Gain on Sale of Mortgage Loans

A reconciliation of the gain on sale of mortgage loans for the periods indicated follows:

($ in thousands)                                                   For the Quarter Ended March 31,
                                                                   -------------------------------
(Unaudited)                                                             1997              1996
                                                                    -----------       -----------

Gross proceeds on sale of mortgage loans                            $ 2,004,835       $ 3,094,843
Initial unadjusted acquisition cost of mortgage loans sold            2,003,036         3,093,179
                                                                    -----------       -----------
Unadjusted gain on sale of mortgage loans                                 1,799             1,664
Loan origination and correspondent program administrative fees            6,501             8,775
                                                                    -----------       -----------
Unadjusted aggregate margin                                               8,300            10,439
Acquisition basis allocated to mortgage servicing rights (SFAS
  No. 122 and SFAS No. 125)                                               8,506             8,179
Net change in deferred administrative fees                                  221               (85)
                                                                    -----------       -----------

Net gain on sale of mortgage loans                                  $    17,027       $    18,533
                                                                    ===========       ===========

   The Company sold loans during the first quarter of 1997 with an aggregate unpaid principal balance of $2.0 billion compared to sales of $3.1 billion for the first quarter of 1996. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $1.8 million (9 basis points) for the first quarter of 1997 and $1.7 million (5 basis points) for the first quarter of 1996. The Company received loan origination and correspondent program administrative fees of $6.5 million (32 basis points) on these loans during the first quarter of 1997 and $8.8 million (28 basis points) during the first quarter of 1996. The Company allocated $8.5 million (42 basis points) in the first quarter of 1997 to basis in mortgage servicing rights, in accordance with SFAS No. 125, adopted effective January 1, 1997. During the first quarter of 1996, $8.2 million (26 basis points) was allocated to basis in mortgage servicing rights, in accordance with SFAS No. 122. Net gain on sale of mortgage loans decreased to $17.0 million for the first quarter of 1997 versus $18.5 million for 1996 primarily due to the 35% decrease in the volume of mortgage loans sold which was partially offset by a 8 basis point increase in the unadjusted aggregate margin and a 16 basis point increase in the acquisition basis allocated to mortgage servicing rights for the first quarter of 1997.

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


($ in thousands)                                                    For the Quarter Ended March 31,
                                                                    -------------------------------
(Unaudited)                                                              1997              1996
                                                                     -----------       -----------

Underlying unpaid principal balances of mortgage loans on which
    servicing rights were sold during the period                     $ 1,712,308       $ 2,357,099
                                                                     ===========       ===========

Gross proceeds from sales of mortgage servicing rights                    39,159            50,032
Initial acquisition basis, net of amortization                            28,745            44,280
                                                                     -----------       -----------

Unadjusted gain on sale of mortgage servicing rights                      10,414
                                                                                             5,752
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 122 and SFAS No. 125)                          (8,923)           (5,686)
                                                                     ===========       ===========
Gain on sale of mortgage servicing rights                            $     1,491       $        66
                                                                     ===========       ===========

   During the first quarter of 1997, the Company completed eight sales of mortgage servicing rights representing $1.7 billion of underlying unpaid principal mortgage loan balances compared to nine sales of mortgage servicing rights representing $2.4 billion of underlying unpaid principal mortgage loan balances in the first quarter of 1996. Unadjusted gain on sale of mortgage servicing rights was $10.4 million (61 basis points) for the first quarter of 1997, compared to $5.8 million (24 basis points) for the first quarter of 1996. The Company reduced this unadjusted gain by $8.9 million in the first quarter of 1997, in accordance with SFAS No. 125, adopted effective January 1, 1997, compared with a $5.7 million reduction in the first quarter of 1996, in accordance with SFAS No. 122.

NET SERVICING MARGIN

   Loan servicing fees were $7.5 million for the first quarter of 1997, compared to $7.1 million for the first quarter of 1996, an increase of 6%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $8.9 billion during the first quarter of 1997 from $8.7 billion during the first quarter of 1996, an increase of 2%. Similarly, amortization of mortgage servicing rights also increased to $4.1 million during the first quarter of 1997 from $3.7 million during the first quarter of 1996, an increase of 12%. The increase in amortization is primarily attributed to the growth in the average balance of the mortgage loans serviced. Net servicing margin remained consistent with the prior year at $3.4 million during the first quarter of 1997 compared to $3.5 million during the first quarter of 1996, a decrease of 1%.

   Included in loan servicing fees for 1997 and 1996 are subservicing fees received by the Company of $148,000 and $318,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

   The following tables summarizes the net servicing margin for the first quarter of both 1997 and 1996:


($ in thousands)                               For the Quarter Ended March 31,
                                               -------------------------------
(Unaudited)                                         1997            1996
                                                 ----------      ----------

Loan servicing fees                              $    7,535      $    7,130
Amortization of mortgage servicing rights             4,108           3,670
                                                 ----------      ----------
Net servicing margin                             $    3,427      $    3,460
                                                 ==========      ==========

Average underlying unpaid principal balance
of mortgage loans serviced                       $8,886,145      $8,674,728
                                                 ==========      ==========


OTHER INCOME

   Other income increased during the first quarter of 1997 compared to the first quarter of 1996, primarily due to an increase in administrative fees received from sales of servicing released loans during 1997 as compared to 1996.

EXPENSES

   The $1.0 million increase in operating expenses was centered in occupancy expense and general and administrative expenses, which increased $0.3 million and $0.7 million, respectively. The increase in operating expenses is primarily attributable to increased costs associated with increased loan servicing volumes and with expansion into wholesale and subprime operations. Direct operating costs related to the Company's expansion into subprime operations account for approximately $442 thousand, or 43% of the total increase in operating expenses for the first quarter of 1997. Direct operating costs related to the Company's continuing expansion into wholesale operations account for approximately $360 thousand, or 35% of the total increase in operating expenses for the first quarter of 1997.

INCOME TAX EXPENSE

   Income tax expense includes both federal and state income taxes. The effective tax rates for 1997 and 1996 were 38.1% and 38.5% respectively. Income tax expense decreased by 2% to $2.7 million for the first quarter of 1997 from $2.8 million for the first quarter of 1996 due to the above described factors which resulted in a 0.5% or $33 thousand decrease in income before taxes.

FINANCIAL CONDITION

    During the first quarter of 1997, the Company experienced a 3% increase in the volume of mortgage loans originated and acquired compared to the fourth quarter of 1996. Mortgage loan production increased to $2.2 billion during the first quarter of 1997 from $2.1 billion during the previous quarter. The March 31, 1997, mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.0 billion.

    The Company continued to establish new correspondent relationships during the first quarter of 1997. The number of correspondents approved to do business in the Company's correspondent lending program increased to 897 at March 31, 1997, from 871 at December 31, 1996.

    The Company continued expansion of the wholesale network between December 31, 1996, and March 31, 1997, with the addition of 101 brokers to the Company's approved list, increasing the number of approved brokers from 2,322 at December 31, 1996, to 2,423 at March 31, 1997.

    The Company's retail division, operating through its wholly-owned subsidiary, Intercounty Mortgage, Inc., (IMI) employed 212 people at March 31, 1997, and has offices in New York (4), New Jersey and Pennsylvania.

    The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control. Management of the Company recognizes these challenges and continues to manage the Company accordingly.

    Mortgage loans held for sale and mortgage-backed securities totaled $983.6 million at March 31, 1997, versus $802.3 million at December 31, 1996, an increase of 23%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $7.4 billion at March 31, 1997, from $6.7 billion at December 31, 1996, an increase of 11%.

    Short-term borrowings, which are the Company's primary source of funds, totaled $1.0 billion at March 31, 1997, compared with $805.7 million at December 31, 1996, an increase of 24%. The increase in the balance outstanding at March 31, 1997, resulted from increased funding requirements related to the increase in the balance of mortgage loans held for sale and mortgage-backed securities at March 31, 1997, as compared to the balance at December 31, 1996. There were no long-term borrowings at March 31, 1997, or December 31, 1996.

    Other liabilities totaled $61.5 million as of March 31, 1997, compared to the December 31, 1996, balance of $54.0 million, an increase of $7.5 million, or 14%. The increase in other liabilities resulted primarily from an increase at month end in the volume of loans acquired through certain correspondent funding programs of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $570 million warehouse line of credit provided by a syndicate of unaffiliated banks, which expires in July 1997. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $130 million, plus net income subsequent to July 31, 1996, and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of GNMA, FHA, VA, FNMA and FHLMC mortgage loans and (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability to (i) pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or (ii) engage significantly in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

   Additionally, the Company entered into a $200 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts on July 31,1997, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale". A $70 million portion of the revolver facility matures on July 31, 1997, and is secured by the Company's servicing portfolio designated as "held-for-sale". A $50 million portion of the revolver facility matures on July 31, 1997, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

   The Company was in compliance with the above-mentioned debt covenants at March 31, 1997. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

   The Company has also entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.5 billion.

   The Company entered into a $5 million unsecured line of credit in September 1996. The line of credit expires in September 1997.

                           Part II. OTHER INFORMATION

Item 2. - Changes in Securities

         On February 1, 1997, the Company issued 23,528 shares of its common stock, par value $0.01 per share, to David W. Johnson, Jr. These shares were issued pursuant to the terms of Mr. Johnson's employment agreement dated as of June 3, 1993 and represented a portion of his bonus for 1996. The fair market value of the shares on the date of issuance to Mr. Johnson was $341,156 based on the closing price of $14.50 per share on the NASDAQ Market System on such date. The Company believes that the issuance of the shares to Mr. Johnson was exempt from the registration requirements of the Securities and Exchange Act of 1993, as amended, under Section 4 (2) by virtue of his position as Vice Chairman and Managing Director of the Company.

Item 6.  - Exhibits and Reports on Form 8-K

         - (a) A list of the exhibits required with this Form 10-Q, along with the exhibit index can be found on pages A to D following the signature page.

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


                                   RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                   ----------------------------------------
                                                (Registrant)


                                   /s/ Steven F. Herbert
                                   ----------------------------------------
                                   Steven F. Herbert
                                   Senior Executive Vice President and
                                   Chief Financial Officer

                                   (signing in the capacity of (i) duly
                                   authorized officer of the registrant and
                                   (ii) principal financial officer of the
                                   registrant)


DATED:   May 12, 1997

                                INDEX TO EXHIBITS


Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----

  3.1    Restated Certificate of Incorporation of the Registrant incorporated by reference to
         Exhibit 3.3 of the Registrant's Registration No. 33-53980                                        *

  3.2    Amended and Restated Bylaws of the Registrant incorporated by reference to
         Exhibit 3.4 of the Registrant's Registration No. 33-53980                                        *

  4.1    Specimen Certificate of Registrant's Common Stock incorporated by reference                      *
         to Exhibit 4.1 of the Registrant's Registration No. 33-53980

  4.2    Second Amended and Restated Secured Revolving /Term Credit Agreement                             *
         dated as of July 31, 1996, between the Registrant and the Banks
         Listed on the Signature Pages Thereof, Bank One, Texas, National
         Association, First Bank National Association, NationsBank of Texas,
         N.A. and Texas Commerce Bank, National Association, as Co-agents and the Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1996

  4.3    Second Amended and Restated Revolving/Term Security Collateral Agency                            *
         Agreement dated as of July 31, 1996, between the Registrant and The
         Bank of New York as Collateral Agent and Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form 10-Q for the period ended September 30, 1996

 10.1    Employment Agreement dated June 3, 1993, between the Registrant and                              *
         David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

 10.2    Tax Agreement dated May 26, 1993, between Resource Bancshares Corporation (RBC)                  *
         and the Registrant incorporated by reference to Exhibit 10.3 of the Registrant's Annual
         Report on Form 10-K for the  year ended December 31, 1993

 10.3    Formation Agreement dated May 26, 1993, among Republic National Bank, the                        *
         Registrant, RBC and 1st Performance National Bank incorporated by reference to
         Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993

 10.4    Office Building Lease dated March 8, 1991, as amended by Modification of Office                  *
         Lease dated October 1, 1991, incorporated by reference to Exhibit 10.5 of the Registrant's
         Registration No. 33-53980

 10.5    Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6              *
         of the Registrant's Registration No. 33-53980

 10.6    (A) Stock Option Agreement between the Registrant and David W. Johnson, Jr.                      *
         incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee E. Shelton                             *
         incorporated by reference to Exhibit 10.8 (B) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

 10.7    Termination Agreement dated June 3, 1993, between the Registrant and                             *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

                                       A


Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----

10.8     (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and               *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson, dated                               *
         January 19, 1994, between RBC and First Union National Bank of North
         Carolina incorporated by reference to Exhibit 10.10 (C) of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.9     Registration Rights Agreement dated May 26, 1993, between RBC and the                            *
         Registrant incorporated by reference to Exhibit 10.11 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.10    Flexible Benefits Plan incorporated by reference to Exhibit 10.16 of the Registrant's            *
         Annual Report on Form 10-K for the year ended December 31, 1993

10.11    Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual           *
         Report on Form 10-K for the year ended December 31, 1993

10.12    Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual               *
         Report on Form 10-K for the year ended December 31, 1993

10.13    Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage                  *
         Group, Inc. and the South Carolina Department of Labor, Licensing and Regulation
         incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended March 31, 1994

10.14    First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office,                          *
         between Resource Bancshares Mortgage Group, Inc. and the South Carolina Department
         of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.15    Amendment I to Pension Plan incorporated by reference to Exhibit 10.21 of the Registrant's       *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.16    Amendment II to Pension Plan incorporated by reference to Exhibit 10.22 of the Registrant's      *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.17    Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's               *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.18    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's          *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.19    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's
         Registration No. 33-87536

10.20    Amendment I to Stock Investment Plan incorporated by reference to                                *
         Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994

10.21    Employee Stock Ownership Plan incorporated by reference to Exhibit 10.29                         *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.22    Amended Resource Bancshares Mortgage Group, Inc. Successor Employee Stock                        *
         Ownership Trust Agreement dated December 1, 1994, between the Registrant and
         Marine Midland Bank incorporated by reference to Exhibit 10.30 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1994


                                       B


Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----

10.23    ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant                  *
         and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1994

10.24    Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert           *
         incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1995

10.25    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's         *
         Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.26    Omnibus Stock Award Plan incorporated by reference to Exhibit 10.37 of the Registrant's          *
         Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.27    Employment Agreement dated September 25, 1995, between the Registrant                            *
         and Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.28    Request for Extension of Governmental Real Estate Sub-Lease-Office,                              *
         between the Registrant and the South Carolina Department of Labor,
         Licensing and Regulation dated December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995

10.29    First Amendment to Registration Rights Agreement dated March 11, 1996, between                   *
         the Registrant and RBC incorporated by reference to Exhibit 10.40 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.30    First Amendment to Employee Stock Ownership Plan dated October 31, 1995                          *
         incorporated by reference to Exhibit 10.41 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1995

10.31    Amendment to Pension Plan effective January 1, 1995 incorporated by reference to                 *
         Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1995

10.32    Amendment to Omnibus Stock Award Plan dated March 22, 1996 incorporated                          *
         by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1996

10.33    Second Amendment to Employee Stock Ownership Plan dated August 12, 1996                          *
         incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1996

10.34    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan                         *
         dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.35    Amended and Restated Retirement Savings Plan dated  April 1, 1996                                *
         incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996

10.36    First Amendment to Amended  and Restated Retirement Savings Plan dated as of                     *
         November 8, 1996 incorporated by reference to Exhibit 10.35 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

                                       C


Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----

10.37    ESOP Loan and Security Agreement dated May 3, 1996, between the                                  *
         Registrant and The Resource Bancshares Mortgage Group, Inc. Employee
         Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1996

10.38    Second Amendment to Amended and Restated Retirement Savings Plan dated                           _____
         January 1997

10.39    Form of Term Sheet for RBMG/Shelton Settlement, including Amendment to
         Stock Option Agreement between the Registrant and Lee E. Shelton                                 _____

10.40    Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)                              _____

10.41    Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock Option Plan)                   _____

10.42    Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus Stock Award
         Plan, Formula Stock Ooption plan and Non-Qualified Stock Option Plan                             _____

11.1     Statement re Computation of Net Income per Share                                                 _____

27.1     Financial Data Schedule                                                                          _____

---------------------------------
* Incorporated by reference



                                       D