Form 10-Q
period 1997-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1997-08-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------     -------------

Commission File Number 000-21786
                       ----------


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



STATE OF DELAWARE                                        57-0962375
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7909 Parklane Road,  Columbia, SC                           29223
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                   (Zip Code)


Registrant's telephone number, including area code   (803)741-3000
                                                    ----------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES   X      NO
     ---         ---

The number of shares of common stock of the Registrant outstanding as of July 31, 1997, was 19,850,103.



                                     Page 1
                          Exhibit Index on Pages A to D

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                  Form 10-Q for the quarter ended June 30, 1997

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                      3


            Consolidated Statement of Income                                4


            Consolidated Statement of Changes in Stockholders' Equity       5


            Consolidated Statement of Cash Flows                            6


            Notes to Consolidated Financial Statements                      7


ITEM 2.     Management's Discussion and Analysis of                        10
            Financial Condition and Results of Operations


PART II. OTHER INFORMATION                                                 24


ITEM 2.     Changes in Securities                                          24


ITEM 6. Exhibits and Reports on Form 8-K                                   24


SIGNATURES                                                                 25


EXHIBIT INDEX                                                              A-D

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                              June 30,           December 31,
                                                                1997                 1996
                                                            -----------          -----------
                                                            (Unaudited)
ASSETS

Cash                                                        $     2,319          $     2,492
Receivables                                                      78,904               60,668
Mortgage-backed securities                                       76,392              123,447
Mortgage loans held for sale                                    866,310              678,888
Mortgage servicing rights, net                                  131,227              109,815
Premises and equipment, net                                      21,854               21,135
Goodwill and other intangibles                                    5,883
Accrued interest on loans held for sale                           5,498                4,491
Other assets                                                     39,233               27,458
                                                            -----------          -----------

   Total assets                                             $ 1,227,620          $ 1,028,394
                                                            ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term borrowings                                    $   943,752         $    805,730
   Long-term borrowings                                           6,507
   Accrued expenses                                              13,538               11,386
   Other liabilities                                             90,519               53,977
                                                            -----------          -----------

   Total liabilities                                          1,054,316              871,093
                                                            -----------          -----------

Stockholders' equity
   Common stock                                                     198                  193
   Additional paid-in capital                                   154,825              149,653
   Retained earnings                                             22,611               12,007
   Unearned shares of employee stock ownership plan              (4,330)              (4,552)
                                                            -----------          -----------

   Total stockholders' equity                                   173,304              157,301
                                                            -----------          -----------

   Total liabilities and stockholders' equity               $ 1,227,620          $ 1,028,394
                                                            ===========          ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)



                                                        For the Six Months Ended             For the Three Months Ended
                                                                June 30,                              June 30,
                                                    -------------------------------       -------------------------------

                                                         1997               1996               1997               1996
                                                    ------------       ------------       ------------       ------------
REVENUES
     Interest income                                $     31,688       $     35,301       $     18,233       $     16,856
     Interest expense                                    (22,037)           (27,021)           (12,317)           (11,819)
                                                    ------------       ------------       ------------       ------------
     Net interest income                                   9,651              8,280              5,916              5,037
     Net gain on sale of mortgage loans                   42,250             40,036             25,223             21,503
     Gain on sale of mortgage servicing rights             2,711                189              1,220                123
     Loan servicing fees                                  15,338             13,859              7,803              6,729
     Other income                                            426                298                157                220
                                                    ------------       ------------       ------------       ------------
          Total revenues                                  70,376             62,662             40,319             33,612
                                                    ------------       ------------       ------------       ------------
EXPENSES
     Salary and employee benefits                         27,144             25,515             14,880             12,849
     Occupancy expense                                     3,442              2,640              1,850              1,364
     Amortization of mortgage servicing rights             8,833              7,316              4,725              3,646
     General and administrative expenses                  11,743              9,750              6,868              5,563
                                                    ------------       ------------       ------------       ------------
          Total expenses                                  51,162             45,221             28,323             23,422
                                                    ------------       ------------       ------------       ------------

     Income before income taxes                           19,214             17,441             11,996             10,190
     Income tax expense                                   (7,373)            (6,714)            (4,625)            (3,923)
                                                    ------------       ------------       ------------       ------------
     Net income                                     $     11,841       $     10,727       $      7,371       $      6,267
                                                    ============       ============       ============       ============

     Weighted average shares*                         19,831,581         17,534,817         20,108,839         19,058,888
                                                    ============       ============       ============       ============

     Net income per common share                    $       0.60       $       0.61       $       0.37       $       0.33
                                                    ============       ============       ============       ============


* The provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share" required that the Company, effective for the first quarter of 1997, prospectively commence to report net income per common share on a primary earnings per share basis. Accordingly, the weighted average shares outstanding for the second quarter of 1997 and the six months ended June 30, 1997 includes common stock equivalents while such equivalents are excluded for the comparable periods of the prior year.



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                                                  Unearned
                                            Common Stock          Additional                 Shares of Employee
     Six Months Ended                  -------------------         Paid-in      Retained      Stock Ownership
       June 30, 1996                     Shares      Amount        Capital      Earnings           Plan                Total
-------------------------------        ----------    ------        -------      --------     ------------------        -----
Balance, December 31, 1995             14,550,462     $146         $84,533       $10,725         ($2,000)             $93,404

Issuance of restricted stock               16,410        *             256                                                256
Net proceeds of public offering         3,426,552       34          47,417                                             47,451
Loans to ESOP                                                                                     (1,000)              (1,000)
Shares committed to be
    released under ESOP                                                 97                           200                  297
Shares issued under Dividend
    Reinvestment and Stock Purchase
    Plan and Stock Investment Plan         24,691        *             272                                                272
Net income                                                                        10,727                               10,727
                                       ----------     ----        --------       -------         -------             ---------

Balance, June 30, 1996                 18,018,115     $180        $132,575       $21,452         ($2,800)            $151,407
                                       ==========     ====        ========       =======         =======             =========


                                                                                                  Unearned
                                            Common Stock          Additional                 Shares of Employee
     Six Months Ended                  -------------------         Paid-in      Retained      Stock Ownership
       June 30, 1997                     Shares      Amount        Capital      Earnings           Plan                Total
-------------------------------        ----------    ------        -------      --------     ------------------        -----
Balance, December 31, 1996             19,285,020     $193        $149,653       $12,007         ($4,552)            $157,301

Issuance of restricted stock               23,528        *             328                                                328
Cash dividends                                                                    (1,186)                              (1,186)
Acquisition of Meritage Mortgage
    Corporation                           537,846        5           4,742                                              4,747
Shares committed to be
    released under ESOP                                                 59                           222                  281
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                         3,709        *              43           (51)                                  (8)
Net income                                                                        11,841                               11,841
                                       ----------     ----        --------       -------         -------             ---------

Balance, June 30, 1997                 19,850,103     $198        $154,825       $22,611         ($4,330)            $173,304
                                       ==========     ====        ========       =======         =======             =========


* Amount less than $1


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                   ----------------------------------
                                                                                       1997                  1996
                                                                                   ------------          ------------

OPERATING ACTIVITIES:
   Net income                                                                      $     11,841          $     10,727
   Adjustments to reconcile net
      income to cash (used in) provided by operating activities:
      Depreciation and amortization                                                      10,453                 8,554
      Employee Stock Ownership Plan compensation                                            281                   297
      Provision for estimated foreclosure losses                                          1,093                   200
      (Increase) decrease in receivables                                                (18,236)                1,503
      Acquisition of mortgage loans                                                  (4,853,760)           (5,674,298)
      Proceeds from sales of mortgage loans and mortgage-backed securities            4,754,990             6,056,032
      Acquisition of mortgage servicing rights                                         (112,051)             (114,634)
      Sales of mortgage servicing rights                                                 84,077               102,555
      Net gain on sales of mortgage loans and servicing rights                          (44,961)              (40,225)
      (Increase) decrease in accrued interest on loans                                   (1,007)                1,938
      Increase in other assets                                                          (10,976)                 (481)
      Increase (decrease) in accrued expenses and other liabilities                      38,694                (6,620)
                                                                                   ------------          ------------
             Net cash (used in) provided by operating activities                       (139,562)              345,548
                                                                                   ------------          ------------

INVESTING ACTIVITIES:
   Purchases of premises and equipment, net                                              (2,267)               (5,308)
                                                                                   ------------          ------------
             Net cash used in investing activities                                       (2,267)               (5,308)
                                                                                   ------------          ------------

FINANCING ACTIVITIES:
   Proceeds from borrowings                                                          12,814,396            19,805,491
   Repayment of borrowings                                                          (12,669,867)          (20,192,534)
   Issuance of restricted stock                                                             328                   256
   Shares issued under Dividend Reinvestment and Stock Purchase Plan
     and Stock Investment Plan                                                               (8)                  272
   Acquisition of Meritage Mortgage Corporation                                          (1,750)
   Debt issuance costs                                                                     (257)
   Cash dividends                                                                        (1,186)
   Net proceeds of public offering                                                                             47,451
   Loans to Employee Stock Ownership Plan                                                                      (1,000)
                                                                                   ------------          ------------
             Net cash provided by (used in) financing activities                        141,656              (340,064)
                                                                                   ------------          ------------

Net increase in cash                                                                       (173)                  176
Cash, beginning of period                                                                 2,492                 2,161
                                                                                   ------------          ------------
Cash, end of period                                                                $      2,319          $      2,337
                                                                                   ============          ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


Note 1 - Basis of Presentation:

     The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 1996, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results and financial position for the periods shown have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

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

     As required by Accounting Principles Board Opinion No. 15, "Earnings per Share," the Company has prospectively implemented a policy of reporting primary earnings per share effective for the first quarter of 1997. In February 1997 the Financial Accounting Standards Board issued SFAS
     No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Basic and diluted earnings per share for the second quarter reported pursuant to the provisions of SFAS No. 128 would be $0.38 and $0.36, respectively. Basic and diluted earnings per share for the first six months of 1997 reported pursuant to the provisions of SFAS No. 128 would be $0.62 and $0.59, respectively.

     Effective April 1, 1997, the Company completed a merger with Meritage Mortgage Corporation (Meritage), in which it exchanged approximately $1.75 million of cash and 537,846 noncontingent shares of RBMG common stock for all the outstanding stock of Meritage. This transaction was accounted for under the purchase method of accounting. In addition, 406,053 shares of RBMG common stock were issued contingent upon Meritage achieving specified increasingly higher levels of subprime mortgage production during the 31 months following closing. The fair market value of those contingent shares have been excluded from the purchase price for purposes of estimating goodwill and from outstanding shares for purposes of earnings per share computations. As each specified increasingly higher subprime mortgage production level is achieved, the corresponding fair market value of the associated contingent shares will be recorded as additional goodwill and such shares will prospectively be treated as outstanding for purposes of earnings per share computations.

     The estimated total purchase price for the Meritage merger has been allocated to tangible and identifiable assets and liabilities based upon management's estimate of their respective fair values with the excess of estimated cost over the fair value of the net assets acquired allocated to goodwill. The estimated allocations of the purchase price are expected to be revised as additional information concerning asset and liability valuation is obtained and as specified increasingly higher production levels are achieved resulting in recognition of additional goodwill related to contingent shares of stock issued in the transaction. Management believes the estimated asset and liability valuations utilized for the acquisition, insofar as they are related to the noncontingent shares issued, will not be materially different from the information presented herein. Goodwill and other intangible assets are being amortized over a 20 year period using the straight line method. Amortization expense for the second quarter of 1997 was approximately $78. In connection with the acquisition, the following is a schedule of the allocation of the purchase price:

         Cash paid                                                  $ 1,750
         Estimated fair market value of noncontingent shares of
           RBMG common stock                                          4,748
         Deferred merger cost                                           463
                                                                    -------
         Total purchase price                                         6,961
         Fair value of net assets acquired                            1,000
                                                                    -------
         Goodwill and intangibles                                   $ 5,961
                                                                    =======

     On April 21, the Company announced the signing of separate definitive merger agreements Resource Bancshares Corporation (RBC) and Walsh Holding Co., Inc. (Walsh).

     RBC, a financial services company, originates and purchases, sells and services small-ticket equipment leases through its Republic Leasing Company division and originates and services commercial mortgage loans through its Laureate subsidiaries. RBC, as of June 30, 1997, owned approximately 37% of the Company's common stock. Pursuant to the terms of a definitive merger agreement between RBC and the Company and subject to shareholder and regulatory approvals, RBC will merge with RBMG in a transaction that will be accounted for under the purchase method of accounting. The agreement provides for the Company to issue approximately 2 million additional shares of common stock (in addition to the 7.4 million shares of Company stock currently owned by RBC) to the shareholders of RBC. As of June 30, 1997, the Company has deferred approximately $0.9 million of merger costs related to this transaction.

     Walsh is a specialty finance mortgage company that, through its primary operating subsidiary, Walsh Securities, Inc., specializes in the purchase and origination of subprime mortgage loans. Walsh has eleven regional sales offices located in nine states from California to Massachusetts. According to the February 17, 1997 issue of Inside B&C Lending, Walsh was the twenty-third largest nationwide B&C originator for 1996. Walsh also sells and securitizes all originated and purchased loans and servicing rights associated with such loans, substantially all of which are secured by first mortgage liens on one-to-four family residences. Pursuant to the terms of a definitive merger agreement between the Company and Walsh and subject to shareholder and regulatory approvals, Walsh will merge with the Company in a transaction that will be accounted for as a pooling-of-interests. The agreement provides for the Company to issue approximately 21.4 million shares of common stock to the shareholders of Walsh assuming the RBC merger is completed first. Were the RBC merger not consummated, the agreement provides that the shareholders of Walsh would be issued approximately 19.6 million shares of the Company's common stock. As of June 30, 1997, the Company has deferred approximately $1.3 million of merger costs related to this transaction. These costs would be expensed upon completion of the pooling transaction.

     During the second quarter of 1997, the Company sold approximately $107 million of subprime loans to Walsh and recognized a gain of approximately $3.7 million on these sales. In conjunction therewith at June 30, 1997 the outstanding receivable due from Walsh which arose was approximately $8.3 million. Such receivable is secured by an interest in a residual certificate recently valued at approximately $28 million.

     As of the date of the filing of this 10-Q, these acquisitions have been delayed. Published news articles have reported that a subsidiary of Walsh originated or purchased mortgage loans on residential properties in transactions in which the purchase price may have been inflated. RBMG is conducting an independent review of this matter to determine the nature and scope of any irregularities. RBMG will take no action with respect to the proposed merger with Walsh until RBMG's review has provided it with a more complete understanding of this matter.

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

THE COMPANY

   The Company was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the mortgage banking business of RBC were transferred to the Company on June 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As a result, RBC retained a significant ownership interest in the Company. As of June 30, 1997, RBC owns approximately 37% of the outstanding common stock of the Company.

   The Company is principally engaged in the purchase and origination of mortgage loans, which it aggregates into mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The Company sells the mortgage-backed securities it creates to institutional purchasers with the rights to service the underlying loans being retained by the Company. The servicing rights retained are generally sold separately but may be held for extended periods by the Company.

LOAN PRODUCTION

   A summary of loan production by source for the periods indicated is set forth below:

($ in thousands)
(Unaudited)

                                       Six Months Ended June 30,              Quarter Ended June 30,
                                    -----------------------------         -----------------------------
                                       1997               1996               1997               1996
                                    ----------         ----------         ----------         ----------
Loan Production:
     Correspondent Division         $3,554,180         $4,584,869         $1,948,454         $2,028,118
     Wholesale Division                848,169            736,696            459,264            368,056
     Retail Division                   313,873            310,419            185,973            192,250
     Subprime                          133,758                                87,001
                                    ----------         ----------         ----------         ----------
Total Loan Production               $4,849,980         $5,631,984         $2,680,692         $2,588,424
                                    ==========         ==========         ==========         ==========

   A summary of key information relevant to industry loan production activity is set forth below:

($ in thousands)
(Unaudited)

                                                             At or For the Quarter Ended June 30,
                                                             ------------------------------------
                                                                  1997                  1996
                                                              ------------          ------------

U. S. 1-4 Family Mortgage Originations Statistics (1)
    U. S. 1-4 Family Mortgage Originations                    $225,000,000          $195,000,000
    Adjustable Rate Mortgage Market Share                            26.00%                27.00%
     Estimated Fixed Rate Mortgage Originations               $167,000,000          $142,000,000

Company Information
    Loan Production                                           $  2,680,692          $  2,588,424
    Estimated Company Market Share                                    1.19%                 1.33%


   (1) Source:  Mortgage Bankers Association of America, Economics Department.


   Mortgage loan production increased 4% to $2.7 billion for the second quarter of 1997 from $2.6 billion for the second quarter of 1996. The net increase in loan production is primarily due to an estimated 17% increase in fixed rate mortgage origination volume between the comparable periods.

   Historically, the Company has been focused on purchasing loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation that purchased its first loan in May 1994, a retail operation which originated its first loan in May 1995 and a subprime division which was started in mid-1996, but did not commence significant business operations until the first quarter of 1997.

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

   A summary of key information relevant to the Company's correspondent loan production activities is set forth below:

($ in thousands)
(Unaudited)

                                               At or For the Six Months                   At or For the Quarter
                                                     Ended June 30,                          Ended June 30,
                                             ------------------------------          ------------------------------
                                                1997                1996                1997                1996
                                             ----------          ----------          ----------          ----------
Correspondent Loan Production                $3,554,180          $4,584,869          $1,948,454          $2,028,118
Estimated Correspondent Market Share               0.88%               1.11%               0.87%               1.04%
Approved Correspondents                             920                 803                 920                 803


   The 4% decrease in correspondent loan production to $1.9 billion for the second quarter of 1997 from $2.0 billion for the second quarter of 1996 was primarily due to the Company's increased concentration on diversification of its sources of loan production, including the establishment of the new subprime division. However, the Company is still concentrating efforts on expanding its correspondent base, as can be evidenced by the 15% increase in the number of approved correspondents from 803 at June 30, 1996 to 920 at June 30, 1997.

Wholesale Loan Production

   The Company receives loan applications at its wholesale branches through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches also handle shipping and follow-up procedures on loans. Although the establishment of wholesale branch offices involves the incurrence of the fixed expenses associated with maintaining those offices, wholesale operations also provide for higher profit margins than correspondent loan production. Additionally, each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants.

   A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ in thousands)
(Unaudited)

                                          At or For the Six Months             At or For the Quarter
                                              Ended June 30,                       Ended June 30,
                                         --------------------------          --------------------------
                                           1997              1996              1997              1996
                                         --------          --------          --------          --------

Wholesale Loan Production                $848,169          $736,696          $459,264          $368,056
Estimated Wholesale Market Share             0.21%             0.17%             0.20%             0.19%
Wholesale Division Direct
    Operating Expenses                   $  4,964          $  4,255          $  2,730          $  2,382
Approved Brokers                            2,758             1,694             2,758             1,694
Number of Branches                             13                11                13                11
Number of Employees                           136               118               136               118


   The $91 million increase in wholesale loan production to $459 million for the second quarter of 1997 from $368 million for the second quarter of 1996 relates to the Company's addition of two new branches and over 1,000 new brokers between June 30, 1996 and June 30, 1997. Similarly, the wholesale division's operating expenses increased and the division's estimated market share rose.

Retail Loan Production

   A summary of key information relevant to the Company's retail production activities is set forth below:

($ in thousands)
(Unaudited)

                                            At or For the Six Months             At or For the Quarter
                                                Ended June 30,                       Ended June 30,
                                           --------------------------          --------------------------
                                             1997              1996              1997              1996
                                           --------          --------          --------          --------

Retail Loan Production                     $313,873          $310,419          $185,973          $192,250
Estimated Retail Market Share                  0.08%             0.07%             0.08%             0.10%
Retail Division Operating Expenses         $  8,263          $  7,831          $  4,170          $  3,753
Number of Branches                                6                 6                 6                 6
Number of Employees                             206               190               206               190


   The Company's retail loan production and direct operating expenses remained generally consistent for the quarter and six months ended June 30, 1996 and June 30, 1997.

Subprime Loan Production

   A summary of key information relevant to the Company's subprime production activities that were started in mid-1996, but did not commence significant business operations until the first quarter of 1997 is set forth below:

($ in thousands)
(Unaudited)

                                                  At or For the Six Months            At or For the Quarter
                                                        Ended June 30,                     Ended June 30,
                                                 --------------------------        -----------------------------
                                                      1997            1996          1997                   1996
                                                      ----            ----          ----                   ----

U. S. B&C Mortgage Originations
  Statistics (2)
     U. S. B&C Mortgage Originations               $60,000,000          N/A     $ 35,250,000                N/A

Company Information
      Subprime Loan Production                     $   133,758          N/A     $     87,001                N/A
      Estimated Subprime Market Share                     0.22%         N/A             0.25%               N/A
      Subprime Division Operating Expenses         $     3,607          N/A     $      3,165                N/A
      Number of Brokers                                    522          N/A              522                N/A
      Number of Employees                                  116          N/A              116                N/A


(2) Source:  August 4, 1997 issue of Inside B&C Lending

   During the second quarter of 1997, the Company originated/purchased $87.0 million in subprime mortgage loans through retail and wholesale channels. The subprime division served 522 brokers as of June 30, 1997.


LOAN SERVICING

   A summary of key information relevant to the Company's loan servicing activities is set forth below:

($ in thousands)
(Unaudited)

                                                     At or For the Six Months                   At or For the Quarter
                                                          Ended June 30,                            Ended June 30,
                                               ---------------------------------           ---------------------------------
                                                   1997                  1996                  1997                  1996
                                               -----------           -----------           -----------           -----------
Underlying Unpaid Principal Balances:
    Beginning Balance                          $ 6,670,267           $ 5,562,930           $ 7,420,783           $ 5,827,271
    Loan Production (net of servicing
       released production)                      4,809,790             5,605,013             2,482,601             2,569,458
    Net Change in Work-in-Process                 (236,395)               66,433                24,765               320,391
    Bulk Acquisitions                              774,097                60,887               168,336                60,887
    Sales of Servicing                          (4,301,094)           (4,965,473)           (2,589,818)           (2,608,374)
    Paid-In-Full Loans                            (285,580)             (246,339)             (152,684)             (108,007)
    Amortization, Curtailments and
       Others, net                                (192,020)             (157,252)             (114,918)             (135,427)
                                               -----------           -----------           -----------           -----------
    Ending Balance                             $ 7,239,065           $ 5,926,199           $ 7,239,065           $ 5,926,199
                                               ===========           ===========           ===========           ===========
    Subservicing Ending Balance                  2,368,709             2,890,396             2,368,709             2,890,709
                                               -----------           -----------           -----------           -----------
    Total Underlying Unpaid Principal Balances $ 9,607,774           $ 8,816,595           $ 9,607,774           $ 8,816,595
                                               ===========           ===========           ===========           ===========
Loan Servicing Fees                            $    15,338           $    13,859           $     7,803           $     6,729
Cash Operating Expenses                             42,329                37,905                23,598                19,776
Coverage Ratio                                          36%                   37%                   33%                   34%

Average Underlying Unpaid Principal
  Balances (including subservicing)            $ 9,067,404           $ 8,754,039           $ 9,248,663           $ 8,833,350
Weighted Average Note Rate*                           7.84%                 7.80%                 7.84%                 7.80%
Weighted Average Servicing Fee*                       0.40%                 0.41%                 0.40%                 0.41%
Delinquency (30+ days)*                               3.39%                 2.84%                 3.39%                 2.84%
Number of Servicing Division Employees                 122                   129                   122                   129


* These statistics apply to the Company's owned servicing portfolio.

   The $415.3 million or 5% increase in the average underlying unpaid principal balance of mortgage loans being serviced for the second quarter of 1997 as compared to the second quarter of 1996 is primarily related to the Company's bulk acquisitions of approximately $1.3 billion during the latter half of 1996 and approximately $774 million during the first half of 1997.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

SUMMARY

   Total revenues of the Company increased 12% to $70.4 million for the first six months of 1997 as compared to $62.7 million for the first six months of 1996. The $7.7 million increase in revenues was primarily due to a $1.5 million increase in loan servicing fees and a $4.7 million increase in gains on sales of loans and servicing rights, which were partially offset by a $4.4 million increase in operating expenses (exclusive of amortization and taxes). The increase in loan servicing fees is primarily due to the overall increase in the Company's servicing portfolio. The increases in gains on sales of loans and servicing rights are primarily due to improved production margins and gains derived from the Company's growing subprime division. The increase in operating expenses is primarily attributable to increased costs associated with increased loan servicing volumes and the Company's expansion into subprime operations. Direct operating costs related to the Company's expansion into subprime operations account for approximately $3.6 million, or 82%, of the total increase in operating expenses (exclusive of amortization and taxes) for the first six months of 1997 compared to the same period of the prior year.

   The following sections discuss the components of the Company's results of operations in greater detail.

NET INTEREST INCOME

   The following table analyzes net interest income in terms of rate and volume variances of the interest spread for the six months ended June 30, 1997 and June 30, 1996 (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds). All dollars are in thousands; the information presented is unaudited.

                                                                                                          Variance
    Average Volume       Average Rate                                    Interest                     Attributable to
-----------------------------------------                          --------------------             -------------------
    1997       1996      1997     1996                                1997      1996    Variance     Rate     Volume
-----------------------------------------                          ----------------------------------------------------
                                         INTEREST INCOME
                                         Mortgages Held for Sale
                                         and Mortgage-Backed
   $ 810,759 $ 933,326    7.82%    7.56% Securities                  $ 31,688  $ 35,301  ($3,613)    $1,023    ($4,636)
-----------------------------------------                          ----------------------------------------------------
                                         INTEREST EXPENSE
   $ 401,637 $ 336,991    4.78%    4.70% Warehouse Line             $   9,524  $  7,879   $1,645     $  134     $1,511
     380,918   566,220    5.37%    5.63% Gestation Line                10,142    15,865   (5,723)      (531)    (5,192)
                30,841             8.19% Servicing Secured Line                   1,256   (1,256)               (1,256)
      43,722    22,285    6.33%    5.82% Servicing Receivable Line      1,372       645      727        106        621
       3,010    15,276    8.22%    8.49% Other Borrowings                 124       645     (521)        (3)      (518)
                                         Facility Fees & Other            875       731      144                   144
                                         Charges
-----------------------------------------                          ----------------------------------------------------
   $ 829,287 $ 971,613    5.36%    5.59% Total Interest Expense      $ 22,037  $ 27,021  ($4,984)    ($ 294)   ($4,690)
-----------------------------------------                          ----------------------------------------------------
                          2.46%    1.97% Net Interest Income        $   9,651  $  8,280   $1,371     $1,317     $   54
                       ==================                          ====================================================

   Net interest income increased 17% to $9.7 million for the first six months of 1997 compared to $8.3 million for the first six months of 1996. The $1.4 million increase in net interest income is primarily attributable to an increase in the interest-rate spread of 49 basis points to 246 basis points for 1997 as compared to 197 basis points for 1996. The increased spread is primarily attributed to inclusion of higher yielding subprime production in the current year's inventory of mortgages held for sale.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

   Net gains on sales of mortgage loans and mortgage servicing rights increased $4.7 million to $45.0 million for the first six months of 1997 as compared to $40.2 million for the first six months of 1996. As further discussed below, this increase is primarily due to increased profit margins on sales of mortgage loans and mortgage servicing rights.

Net Gain on Sale of Mortgage Loans

   A reconciliation of the gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)
(Unaudited)

                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
                                                                          1997                1996
                                                                       ----------         -----------

Gross proceeds on sales of mortgage loans                              $4,589,379         $ 6,056,032
Initial unadjusted acquisition cost of mortgage loans sold,
  net of hedge results                                                  4,585,229           6,049,973
                                                                       ----------         -----------
Unadjusted gain on sale of mortgage loans                                   4,150               6,059
Loan origination and correspondent program administrative fees             14,136              18,710
                                                                       ----------         -----------
Unadjusted aggregate margin                                                18,286              24,769
Acquisition basis allocated to mortgage servicing rights (SFAS
  No. 122 and SFAS No. 125)                                                18,120              15,581
Net change in deferred administrative fees                                  1,062                (314)
                                                                       ----------         -----------

Net gain on sale of agency-eligible mortgage loans                     $   37,468         $    40,036
                                                                       ==========         ===========

   The Company sold agency-eligible loans during the first six months of 1997 with an aggregate unpaid principal balance of $4.6 billion compared to sales of $6.0 billion for the first six months of 1996. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $4.2 million (9 basis points) for the first six months of 1997 as compared to $6.1 million (10 basis points) for the first six months of 1996. The Company received administrative fees of $14.1 million (31 basis points) on these loans during the first six months of 1997 and $18.7 million (31 basis points) during the first six months of 1996. The Company allocated $18.1 million (39 basis points) in the first six months of 1997 to basis in mortgage servicing rights, versus $15.6 million (26 basis points) during the first six months of 1996, was allocated to basis in mortgage servicing rights, in accordance with SFAS No. 125 and SFAS No. 122. Net gain on sale of mortgage loans decreased to $37.5 million for the first six months of 1997 versus $40.0 million for 1996. This decrease was primarily due to the 24% decrease in the dollar volume of mortgage loans sold during the first six months of 1997 compared to the first six months of 1996.

   A reconciliation of the gain on sale of subprime mortgage loans for the periods indicated follows:

($ in thousands)
(Unaudited)

                                                             For the Six Months Ended June 30,
                                                             ---------------------------------
                                                                     1997         1996
                                                                   --------       ----

Gross proceeds on sales of mortgage loans                          $119,209         N/A
Initial acquisition cost of mortgage loans sold, net of fees        114,427         N/A
                                                                   --------         ----
Gain on sale of subprime mortgage loans                            $  4,782         N/A
                                                                   ========         ====

The Company sold subprime loans during the first six months of 1997 with an aggregate unpaid principal balance of $114 million. The amount of proceeds received on sales of mortgage loans exceeded the initial acquisition cost of the loans sold, net of fees by $4.8 million (418 basis points) for the first six months of 1997.

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)
(Unaudited)

                                                                       For the Six Months Ended June 30,
                                                                       ---------------------------------
                                                                            1997                 1996
                                                                        -----------          -----------
Underlying unpaid principal balances of mortgage loans on which
    servicing rights were sold during the period                        $ 3,784,210          $ 4,972,126
                                                                        ===========          ===========
Gross proceeds from sales of mortgage servicing rights                  $    84,077          $   102,555
Initial acquisition basis, net of amortization and hedge results             65,945               90,036
                                                                        -----------          -----------

Unadjusted gain on sale of mortgage servicing rights                         18,132               12,519
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 122 and SFAS No. 125)                            (15,421)             (12,330)
                                                                        -----------          -----------
Gain on sale of mortgage servicing rights                               $     2,711          $       189
                                                                        ===========          ===========

   During the first six months of 1997, the Company completed 18 sales of mortgage servicing rights representing $3.8 billion of underlying unpaid principal mortgage loan balances. This compares to 16 sales of mortgage servicing rights representing $5.0 billion of underlying unpaid principal mortgage loan balances in the first six months of 1996. Unadjusted gain on sale of mortgage servicing rights was $18.1 million for the first six months of 1997, up from $12.5 million for the first six months of 1996. The Company reduced this unadjusted gain by $15.4 million in the first six months of 1997 versus a $12.3 million reduction in the first six months of 1996, in accordance with SFAS No. 125 and SFAS No. 122. The $2.5 million increase in gain on sale of mortgage servicing rights is primarily related to the increased margin in gain on sales of mortgage servicing rights.

NET SERVICING MARGIN

   Loan servicing fees were $15.3 million for the first six months of 1997, compared to $13.9 million for the first six months of 1996, an increase of 11%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.1 billion during the first six months of 1997 from $8.8 billion during the first six months of 1996, an increase of 4%. Similarly, amortization of mortgage servicing rights also increased to $8.8 million during the first six months of 1997 from $7.3 million during the first six months of 1996, an increase of 21%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced. The corresponding increases in loan servicing fees and amortization of mortgage servicing rights resulted in the net servicing margin remaining constant at $6.5 million for the first six months of 1997 and 1996.

   Included in loan servicing fees for the first six months of 1997 and the first six months of 1996 are subservicing fees received by the Company of $227,000 and $678,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

   The following table summarizes the net servicing margin for the first six months of both 1997 and 1996:

($ in thousands)
(Unaudited)

                                                     For the Six Months Ended June 30,
                                                     ---------------------------------
                                                          1997               1996
                                                       ----------         ----------

Loan servicing fees                                    $   15,338         $   13,859
Amortization of mortgage servicing rights                   8,833              7,316
                                                       ----------         ----------
Net servicing margin                                   $    6,505         $    6,543
                                                       ==========         ==========

Average underlying unpaid principal balance of
     mortgage loans serviced                           $9,067,404         $8,754,039
                                                       ----------         ----------

EXPENSES

   The $4.4 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits; which increased $1.6 million, or 6%. The Company increased its employee headcount by 104 from 1,037 at June 30, 1996, to 1,141 at June 30, 1997. The increased employee headcount and associated increase in salary and employee benefit costs were necessitated by the Company's expansion into subprime operations. Establishment of the subprime division accounted for 116 new positions and for $3.6 million of the total $4.4 million increase in operating expenses.

INCOME TAX EXPENSE

   Income tax expense includes both federal and state income taxes. The effective tax rates for the six months ended June 30, 1997 and 1996 were 38.4% and 38.5%, respectively. Income tax expense increased by 10% to $7.4 million for the first half of 1997 from $6.7 million for the first half of 1996 due to the above-described factors that resulted in a 10% or $1.8 million increase in income before taxes.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997, COMPARED TO QUARTER ENDED JUNE 30, 1996

SUMMARY

   Total revenues of the Company increased 20% to $40.3 million for the second quarter of 1997 as compared to $33.6 million for the second quarter of 1996. The $6.7 million increase in revenues was primarily due to a $1.1 million increase in loan servicing fees and a $4.8 million increase in gains on sales of loans and servicing rights, which were partially offset by a $3.8 million increase in operating expenses (exclusive of amortization and taxes). The increase in loan servicing fees is primarily due to the increased volume of loans held in the Company's servicing portfolio. Similarly, the increase in gains on sales of loans and servicing rights is primarily attributable to the Company's increased loan production volumes during the second quarter of 1997. The increase in operating expenses is primarily attributable to increased costs associated with increased loan servicing volumes and increased costs associated with the Company's expansion into subprime operations. Direct operating costs related to the Company's expansion into subprime operations account for approximately $3.2 million, or 83%, of the total increase in operating expenses (exclusive of amortization and taxes) for the second quarter of 1997.

   The following sections discuss the components of the Company's results of operations in greater detail.

NET INTEREST INCOME

   The following table analyzes net interest income in terms of rate and volume variances of the interest spread for the second quarter of 1997 and 1996 (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds). All dollars are in thousands; the information presented is unaudited.

                                                                                                          Variance
    Average Volume       Average Rate                                    Interest                     Attributable to
-----------------------------------------                          ------------------              --------------------
    1997       1996      1997     1996                                1997      1996    Variance     Rate     Volume
-----------------------------------------                          ----------------------------------------------------
                                         INTEREST INCOME
                                         Mortgages Held for Sale
                                         and Mortgage-Backed
   $ 898,274 $ 870,075    8.12%    7.75% Securities                  $ 18,233  $ 16,856    $1,377     $ 830      $  547
-----------------------------------------                          ----------------------------------------------------
                                         INTEREST EXPENSE
   $ 427,889 $ 318,288    4.94%    4.57% Warehouse Line              $  5,267  $  3,619    $1,648     $  402     $1,246
     431,384   520,654    5.41%    5.61% Gestation Line                 5,817     7,259    (1,442)      (198)    (1,244)
                 4,033             7.38% Servicing Secured Line                      74       (74)                  (74)
      48,579    16,990    6.47%    5.75% Servicing Receivable Line        784       243       541         89        452
       5,987     9,357    8.28%    9.07% Other Borrowings                 124       211       (87)       (11)       (76)
                                         Facility Fees & Other
                                         Charges                          325       413       (88)                  (88)
-----------------------------------------                          ----------------------------------------------------
   $ 913,839 $ 869,322    5.41%    5.47% Total Interest Expense      $ 12,317  $ 11,819    $  498      $ 282      $ 216
-----------------------------------------                          ----------------------------------------------------
                          2.71%    2.28% Net Interest Income         $  5,916  $  5,037    $  879      $ 548      $ 331
                       ==================                          ====================================================

   Net interest income increased 17% to $5.9 million for the second quarter of 1997 compared to $5.0 million for the second quarter of 1996. The $0.9 million increase in net interest income is partially attributable to the 3% increase in the average volume of mortgages held for sale and mortgage-backed securities for the second quarter of 1997 from that of the second quarter of 1996. Another component of the net interest income increase is the increase in the interest-rate spread of 43 basis points to 271 basis points for 1997 as compared to 228 basis points for 1996. The increased spread is primarily attributed to inclusion of higher yielding subprime production in the current year's inventory of mortgages held for sale.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

   Net gains on sales of mortgage loans and mortgage servicing rights increased $4.8 million to $26.4 million for the second quarter of 1997 as compared to $21.6 million for the second quarter of 1996. As further discussed below, this increase is primarily due to improved profit margins on sales.

Net Gain on Sale of Mortgage Loans

   A reconciliation of the gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)
(Unaudited)

                                                          For the Quarter Ended June 30,
                                                          ------------------------------
                                                             1997                1996
                                                          ----------         -----------

Gross proceeds on sales of mortgage loans                 $2,584,544         $ 2,961,189
Initial unadjusted acquisition cost of
  mortgage loans sold, net of hedge results               $2,582,193         $ 2,956,794
                                                          ----------         -----------
Unadjusted gain on sale of mortgage loans                      2,351               4,395
Loan origination and correspondent
  administrative fees                                          7,635               9,935
                                                          ----------         -----------
Unadjusted aggregate margin                                    9,986              14,330
Acquisition basis allocated to mortgage servicing
  rights (SFAS No. 122 and SFAS No. 125)                       9,614               7,402
Net change in deferred administrative fees                       841                (229)
                                                          ----------         -----------

Net gain on sale of agency-eligible mortgage loans        $   20,441         $    21,503
                                                          ==========         ===========

   The Company sold loans during the second quarter of 1997 with an aggregate unpaid principal balance of $2.6 billion compared to sales of $3.0 billion for the second quarter of 1996. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $2.4 million (9 basis points) for the second quarter of 1997 as compared to $4.4 million (15 basis points) for the second quarter of 1996. The Company received loan origination and correspondent administrative fees of $7.6 million (30 basis points) on these loans during the second quarter of 1997 and $9.9 million (34 basis points) during the second quarter of 1996. The Company allocated $9.6 million (37 basis points) in the second quarter of 1997 to basis in mortgage servicing rights versus $7.4 million (25 basis points) during the second quarter of 1996 in accordance with SFAS No. 125 and SFAS No. 122.

As a result, net gain on sale of mortgage loans decreased to $20.4 million for the second quarter of 1997 versus $21.5 million for the second quarter of 1996.

   A reconciliation of the gain on sale of subprime mortgage loans for the periods indicated follows:

($ in thousands)
(Unaudited)

                                                              For the Quarter Ended June 30,
                                                              ------------------------------
                                                                    1997            1996
                                                                -----------         ----

Gross proceeds on sales of mortgage loans                       $   119,209         N/A
Initial acquisition cost of mortgage loans, net of fees             114,427         N/A
                                                                ===========         ====
Gain on sale of subprime mortgage loans                         $     4,782         N/A
                                                                ===========         ====

   The Company sold subprime loans during the second quarter of 1997 with an aggregate unpaid principal balance of $114 million. The amount of proceeds received on sales of mortgage loans exceeded the initial acquisition cost of the loans sold, net of fees by $4.8 million (418 basis points) for the second quarter of 1997.

Gain on Sale of Mortgage Servicing Rights

   A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)
(Unaudited)

                                                    For the Quarter Ended June 30,
                                                  --------------------------------
                                                     1997                 1996
                                                  -----------          -----------

Underlying unpaid principal balances
    of mortgage loans on which
    servicing rights
    were sold during
    the period                                    $ 2,071,902          $ 2,615,027
                                                  ===========          ===========
Gross proceeds from sales of
    mortgage servicing rights                     $    44,918          $    52,523
Initial acquisition cost,
   net of amortization and hedge results               37,200               45,756
                                                  -----------          -----------
Unadjusted gain on sale of
   mortgage servicing rights                            7,718                6,767
Acquisition basis allocated from
    mortgage loans, net
    of amortization (SFAS
    No. 122 and SFAS No. 125)                          (6,498)              (6,644)
                                                  ===========          ===========

Gain on sale of mortgage servicing rights         $     1,220          $       123
                                                  ===========          ===========

   During the second quarter of 1997, the Company completed ten sales of mortgage servicing rights representing $2.1 billion of underlying unpaid principal mortgage loan balances. This compares to seven sales of mortgage servicing rights representing $2.6 billion of underlying unpaid principal mortgage loan balances in the second quarter of 1996. Unadjusted gain on sale of mortgage servicing rights was $7.7 million for the second quarter of 1997, up from $6.8 million for the second quarter of 1996. The Company reduced this unadjusted gain by $6.5 million in the second quarter of 1997 versus a $6.6 million reduction in the second quarter of 1996 in accordance with SFAS No. 125 and SFAS No. 122. The $1.1 million increase in gain on sale of mortgage servicing rights is primarily related to the increased margin in gain on sales of mortgage servicing rights.

NET SERVICING MARGIN

   Loan servicing fees were $7.8 million for the second quarter of 1997, compared to $6.7 million for the second quarter of 1996, an increase of 16%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.2 billion during the second quarter of 1997 from $8.8 billion during the second quarter of 1996, an increase of 5%. Similarly, amortization of mortgage servicing rights also increased to $4.7 million during the second quarter of 1997 from $3.6 million during the second quarter of 1996, an increase of 30%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced. As a result, net servicing margin remained constant at $3.1 million during the second quarter of 1997 and the second quarter of 1996.

   Included in loan servicing fees for the second quarter of 1997 and the second quarter of 1996 are subservicing fees received by the Company of $79,000 and $360,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

   The following table summarizes the net servicing margin for the second quarters of both 1997 and 1996:

($ in thousands)
(Unaudited)

                                                   For the Quarter Ended June 30,
                                                   ------------------------------
                                                       1997               1996
                                                    ----------         ----------

Loan servicing fees                                 $    7,803         $    6,729
Amortization of mortgage servicing rights                4,725              3,646
                                                    ==========         ==========
Net servicing margin                                $    3,078         $    3,083
                                                    ==========         ==========

Average underlying unpaid principal balance
of mortgage loans serviced                          $9,248,663         $8,833,350
                                                    ----------         ----------


EXPENSES

   The $3.8 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits; which increased $2.0 million, or 16%. Through the end of the second quarter of 1997, the Company increased its employee headcount by 104 from 1,037 at June 30, 1996, to 1,141 at June 30, 1997. The increased employee headcount and associated increase in salary and employee benefit costs was necessitated by the Company's expansion into subprime operations. Establishment of the subprime division accounted for 116 new positions and for $3.2 million of the total $3.8 million increase in operating expenses.

INCOME TAX EXPENSE

   Income tax expense includes both federal and state income taxes. The effective tax rates for the second quarter of 1997 and 1996 were 38.6% and 38.5%, respectively. Income tax expense increased by 18% to $4.6 million for the second quarter of 1997 from $3.9 million for the second quarter of 1996 due to the above-described factors that resulted in an 18% or $1.8 million increase in income before taxes.

FINANCIAL CONDITION

    During the second quarter of 1997, the Company experienced a 24% increase in the volume of mortgage loans originated and acquired compared to the first quarter of 1997. Mortgage loan production increased to $2.7 billion during the second quarter of 1997 from $2.2 billion during the previous quarter. The June 30, 1997, mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $967.4 million.

    The Company continued to establish new correspondent relationships during the second quarter of 1997. The number of correspondents approved to do business in the Company's correspondent lending program increased to 920 at June 30, 1997, from 897 at March 31, 1997.

    The Company continued expansion of the wholesale network between March 31, 1997, and June 30, 1997, with the addition of 335 brokers to the Company's approved list, increasing the number of approved brokers from 2,423 at March 31, 1997, to 2,758 at June 30, 1997.

    The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control. Management of the Company recognizes these challenges and continues to manage the Company accordingly.

    Mortgage loans held for sale and mortgage-backed securities totaled $942.7 million at June 30, 1997, versus $983.6 million at March 31, 1997, a decrease of 4%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $7.2 billion at June 30, 1997, from $7.4 billion at March 31, 1997, a decrease of 2%.

    Short-term borrowings, which are the Company's primary source of funds, totaled $943.8 million at June 30, 1997, compared with $1.0 billion at March 31, 1997, a decrease of 6%. The slight decrease in the balance outstanding at June 30, 1997, resulted from the decreased funding requirements related to the decrease in the balance of mortgage loans held for sale and mortgage-backed securities at June 30, 1997, as compared to the balance at March 31, 1997. Long-term borrowings totaled $6.5 million at June 30, 1997. There were no long-term borrowings at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $570 million warehouse line of credit provided by a syndicate of unaffiliated banks, which expires in July 1998. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $130 million, plus net income subsequent to July 31, 1996, and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of GNMA, FHA, VA, FNMA and FHLMC mortgage loans and (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability to (i) pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or (ii) engage significantly in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

   Additionally, the Company entered into a $200 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts on July 31,1998, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale". A $70 million portion of the revolver facility matures on July 31, 1998, and is secured by the Company's servicing portfolio designated as "held-for-sale". A $50 million portion of the revolver facility matures on July 31, 1998, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

   The Company was in compliance with the above-mentioned debt covenants at June 30, 1997. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

   The Company has also entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

   The Company entered into a $6.6 million note agreement in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%.

   The Company has also entered into a $200 million, 364-day term subprime revolving credit facility, which expires in July 1998. The facility includes covenants substantially the same as those described above with respect to the warehouse line of credit.

                           PART II. OTHER INFORMATION



ITEM 2.  - Changes in Securities

             Effective April 1, 1997, the Company issued 943,899 shares of its common stock, par value $.01 per share, to those shareholders of Meritage Mortgage Corporation, an Oregon corporation ("Meritage"), that qualified as accredited investors within the meaning of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The stock was issued as part of the consideration paid by the Company in exchange for all of the common stock of Meritage in connection with the Company's acquisition of Meritage by means of a reverse subsidiary merger. The stock was valued at $14.0375 per share for purposes of determining the number of shares to be issued in connection with the merger. Of the 943,899 shares issued in connection with the merger, 406,053 were issued contingent on Meritage's achieving certain levels of subprime mortgage production in the 31 months following the merger.

             Because the stock was issued only to accredited investors in connection with the merger, the Company claimed an exemption from registration under the Securities Act pursuant to Rule 506 of Regulation D.


ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

     -(A) A LIST OF THE EXHIBITS REQUIRED BY THIS FORM 10-Q, ALONG WITH THE
          EXHIBIT INDEX CAN BE FOUND ON PAGES A TO D FOLLOWING THE SIGNATURE
          PAGE.

     -(B) ON APRIL 21, 1997, THE COMPANY FILED A REPORT ON FORM 8-K
          ANNOUNCING PROPOSED MERGERS WITH WALSH HOLDING CO., INC. AND RESOURCE BANCSHARES CORPORATION.

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

                                   (signing in the capacity of (i) duly
                                   authorized officer of the registrant and
                                   (ii) principal financial officer of the
                                   registrant)





DATED:   August 14, 1997

                                INDEX TO EXHIBITS


EXHIBIT NO.                DESCRIPTION                                    PAGE
-----------                -----------                                    ----

3.1      Restated Certificate of Incorporation of the Registrant
         incorporated by reference to Exhibit 3.3 of the Registrant's
         Registration No. 33-53980                                             *

3.2      Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant's Registration No.
         33-53980                                                              *

4.1      Specimen Certificate of Registrant's Common Stock incorporated by reference to Exhibit 4.1 of the Registrant's Registration
         No. 33-53980                                                          *

4.2      Second Amended and Restated Secured Revolving /Term Credit
         Agreement dated as of July 31, 1996, between the Registrant and the Banks Listed on the Signature Pages Thereof, Bank One,
         Texas, National Association, First Bank National Association, NationsBank of Texas, N.A. and Texas Commerce Bank, National Association, as Co-agents and the Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended September 30, 1996                                       *

4.3      Second Amended and Restated Revolving/Term Security Collateral
         Agency Agreement dated as of July 31, 1996, between the
         Registrant and The Bank of New York as Collateral Agent and
         Secured Party incorporated by reference to Exhibit 4.3 of the
         Registrant's Form 10-Q for the period ended September 30, 1996        *

10.1     Employment Agreement dated June 3, 1993, between the
         Registrant and David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit
         10.1 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1993                                          *

10.2 Tax Agreement dated May 26, 1993, between Resource Bancshares Corporation (RBC) and the Registrant incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1993                                  *

10.3     Formation Agreement dated May 26, 1993, among Republic
         National Bank, the Registrant, RBC and 1st Performance
         National Bank incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993                                                     *

10.4     Office Building Lease dated March 8, 1991, as amended by
         Modification of Office * Lease dated October 1, 1991,
         incorporated by reference to Exhibit 10.5 of the Registrant's
         Registration No. 33-53980                                             *

10.5     Assignment and Assumption of Office Lease incorporated by
         reference to Exhibit 10.6 of the Registrant's Registration No.
         33-53980                                                              *

10.6     (A) Stock Option Agreement between the Registrant and David W.
         Johnson, Jr. incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993                                                     *

         (B) Stock Option Agreement between the Registrant and Lee E.
         Shelton incorporated by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993                                                     *

10.7     Termination Agreement dated June 3, 1993, between the
         Registrant and David W. Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1993                             *


                                       A

EXHIBIT NO.                DESCRIPTION                                    PAGE
-----------                -----------                                    ----

10.8     (A) Deferred Compensation Agreement dated June 3, 1993,
         between the Registrant and David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993              *

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson,
         dated January 19, 1994, between RBC and First Union National
         Bank of North Carolina incorporated by reference to Exhibit
         10.10 (C) of the Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1993                                      *

10.9     Registration Rights Agreement dated May 26, 1993, between RBC and the Registrant incorporated by reference to Exhibit
         10.11 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1993                                          *

10.10    Flexible Benefits Plan incorporated by reference to Exhibit
         10.16 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1993                                          *

10.11    Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993                                                     *

10.12 Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993                                                     *

10.13    Governmental Real Estate Sub-Lease-Office, between Resource
         Bancshares Mortgage Group, Inc. and the South Carolina
         Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended March 31, 1994               *

10.14    First Sub-Lease Amendment to Governmental Real Estate
         Sub-Lease-Office, between Resource Bancshares Mortgage Group,
         Inc. and the South Carolina Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 1994                                                   *

10.15    Amendment I to Pension Plan incorporated by reference to
         Exhibit 10.21 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994                                  *

10.16    Amendment II to Pension Plan incorporated by reference to
         Exhibit 10.22 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994                                  *

10.17    Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1994                                               *

10.18    Pension Restoration Plan incorporated by reference to Exhibit
         10.25 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994                                          *

10.19    Stock Investment Plan incorporated by reference to Exhibit 4.1
         of the Registrant's Registration No. 33-87536                         *

10.20    Amendment I to Stock Investment Plan incorporated by reference to Exhibit 10.27 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994                             *

10.21    Employee Stock Ownership Plan incorporated by reference to
         Exhibit 10.29 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994                                  *

10.22    Amended Resource Bancshares Mortgage Group, Inc. Successor
         Employee Stock Ownership Trust Agreement dated December 1,
         1994, between the Registrant and Marine Midland Bank
         incorporated by reference to Exhibit 10.30 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1994                                                                  *

                                       B

EXHIBIT NO.                DESCRIPTION                                    PAGE
-----------                -----------                                    ----

10.23    ESOP Loan and Security Agreement dated January 12, 1995,
         between the Registrant and The Resource Bancshares Mortgage
         Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report
         on Form 10-K for the year ended December 31, 1994                     *

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

10.27    Employment Agreement dated September 25, 1995, between the
         Registrant and Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1995                          *

10.28    Request for Extension of Governmental Real Estate
         Sub-Lease-Office, between the Registrant and the South
         Carolina Department of Labor, Licensing and Regulation dated
         December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1995                                               *

10.29    First Amendment to Registration Rights Agreement dated March
         11, 1996, between the Registrant and RBC incorporated by
         reference to Exhibit 10.40 of the Registrant's Annual Report
         on Form 10-K for the year ended December 31, 1995                     *


10.30    First Amendment to Employee Stock Ownership Plan dated October
         31, 1995 incorporated by reference to Exhibit 10.41 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995                                                     *

10.31    Amendment to Pension Plan effective January 1, 1995
         incorporated by reference to Exhibit 10.42 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995                                                     *

10.32    Amendment to Omnibus Stock Award Plan dated March 22, 1996 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30,
         1996                                                                  *


10.33    Second Amendment to Employee Stock Ownership Plan dated August
         12, 1996 incorporated by reference to Exhibit 10.45 of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended September 30, 1996                                              *

10.34    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock
         Option Plan dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1996                             *

10.35    Amended and Restated Retirement Savings Plan dated April 1,
         1996 incorporated by reference to Exhibit 10.34 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996                                                     *

10.36    First Amendment to Amended and Restated Retirement Savings
         Plan dated as of November 8, 1996 incorporated by reference to
         Exhibit 10.35 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1996                                  *

                                       C

EXHIBIT NO.                DESCRIPTION                                    PAGE
-----------                -----------                                    ----

10.37    ESOP Loan and Security Agreement dated May 3, 1996, between the Registrant and The Resource Bancshares Mortgage Group,
         Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1996                             *

10.38    Second Amendment to Amended and Restated Retirement Savings
         Plan dated January 1997, incorporated by reference to Exhibit
         10.38 of the Registrant's Quarterly Report on Form 10-Q for
         the period ended March 31, 1997                                       *

10.39    Form of Incentive Stock Option Agreement (Omnibus Stock Award
         Plan) incorporated by reference to Exhibit 10.40 of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended March 31, 1997                                                  *

10.40    Form of Non-Qualified Stock Option Agreement (Non-Qualified
         Stock Option Plan), incorporated by reference to Exhibit
         10.41 of the Registrant's Quarterly Report on Form 10-Q for
         the period ended March 31, 1997                                       *

10.41    Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus
         Stock Award Plan, Formula Stock Option Plan and Non-Qualified
         Stock Option Plan, incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended March 31, 1997                                           *

10.42    Agreement of Merger dated April 18, 1997 between Resource
         Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
         Resource Bancshares Corporation incorporated by reference
         to Annex A of the Registrant's Registration No. 333-29245             *

10.43    Agreement of Merger dated April 18, 1997 between Resource
         Bancshares Mortgage Group, Inc., Carolina Merger Sub, Inc.
         and Walsh Holding Co., Inc. incorporated by reference to
         Annex B of the Registrant's Registration No. 333-29245                *

10.44    Mutual Release and Settlement Agreement between the
         Registrant, Lee E. Shelton and Constance P. Shelton dated
         January 31, 1997                                                  _____

10.45    Note Agreement between the Registrant and UNUM Life
         Insurance Company of America dated May 16, 1997                   _____

11.1     Statement re Computation of Net Income per Share                  _____

27.1     Financial Data Schedule                                           _____

---------------------------------
* Incorporated by reference

                                       D