Form 10-Q
period 1997-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1997-11-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended September 30, 1997
                                        ------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -----------------

Commission File Number 000-21786
                       ---------


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    STATE OF DELAWARE                                    57-0962375
------------------------------------------  ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


    7909 Parklane Road,  Columbia, SC                       29223
------------------------------------------  ------------------------------------
    (Address of Principal Executive Office)               (Zip Code)


Registrant's telephone number, including area code   (803)741-3000
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

The number of shares of common stock of the Registrant outstanding as of October 31, 1997, was 20,320,046 (21,336,048 after giving effect to the 5% stock dividend declared on October 31, 1997).



                                     Page 1
                          Exhibit Index on Pages A to D

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
               Form 10-Q for the quarter ended September 30, 1997

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements - (Unaudited)
-------     ----------------------------------
            Consolidated Balance Sheet                                       3


            Consolidated Statement of Income                                 4


            Consolidated Statement of Changes in Stockholders' Equity        5


            Consolidated Statement of Cash Flows                             6


            Notes to Consolidated Financial Statements                       7


ITEM 2.     Management's Discussion and Analysis of                         10
-------     ---------------------------------------
     Financial Condition and Results of Operations
     ---------------------------------------------

PART II.     OTHER INFORMATION                                              24
-------     ------------------

ITEM 6.     Exhibits and Reports on Form 8-K                                24
-------     --------------------------------

SIGNATURES                                                                  25
----------

EXHIBIT INDEX                                                               A-D
-------------

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                          September 30,     December 31,
                                                              1997              1996
                                                          -------------     ------------
ASSETS                                                     (Unaudited)

Cash                                                      $     8,939       $     2,492
Residual certificate                                            7,550
Receivables                                                    96,882            60,668
Mortgage-backed securities                                    196,675           123,447
Mortgage loans held for sale                                  893,656           678,888
Mortgage servicing rights, net                                128,713           109,815
Premises and equipment, net                                    24,287            21,135
Goodwill and other intangibles                                  8,221
Accrued interest on loans held for sale                         4,004             4,491
Other assets                                                   35,217            27,458
                                                          -----------       -----------

    Total assets                                          $ 1,404,144       $ 1,028,394
                                                          ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
    Short-term borrowings                                 $ 1,129,065       $   805,730
    Long-term borrowings                                        6,485
    Accrued expenses                                           13,438            11,386
    Other liabilities                                          76,573            53,977
                                                          -----------       -----------

    Total liabilities                                       1,225,561           871,093
                                                          -----------       -----------

Stockholders' equity
    Common stock                                                  210               193
    Additional paid-in capital                                171,151           149,653
    Retained earnings                                          11,190            12,007
    Unearned shares of employee stock ownership plan           (3,968)           (4,552)
                                                          -----------       -----------

    Total stockholders' equity                                178,583           157,301
                                                          -----------       -----------

    Total liabilities and stockholders' equity            $ 1,404,144       $ 1,028,394
                                                          ===========       ===========


          See accompanying notes to consolidated financial statements.
                                        3

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)



                                                       For the Nine Months Ended           For the Three Months Ended
                                                              September 30,                        September 30,
                                                    -------------------------------      --------------------------------

                                                        1997                1996              1997                1996
                                                    ------------       ------------      -------------       ------------
REVENUES
     Interest income                                $     53,301       $     49,809       $     21,613       $     14,508
     Interest expense                                    (39,115)           (37,029)           (17,078)           (10,008)
                                                    ------------       ------------       ------------       ------------
     Net interest income                                  14,186             12,780              4,535              4,500
     Net gain on sale of mortgage loans                   71,578             59,348             29,328             19,312
     Gain on sale of mortgage servicing rights             5,948                964              3,237                775
     Loan servicing fees                                  23,049             21,379              7,711              7,520
     Other income                                            572                404                146                106
                                                    ------------       ------------       ------------       ------------
          Total revenues                                 115,333             94,875             44,957             32,213
                                                    ------------       ------------       ------------       ------------
EXPENSES
     Salary and employee benefits                         43,631             37,830             16,487             12,315
     Occupancy expense                                     5,328              4,125              1,886              1,485
     Amortization of mortgage servicing rights            13,673             11,064              4,840              3,748
     General and administrative expenses                  29,580             14,608             17,837              4,858
                                                    ------------       ------------       ------------       ------------
          Total expenses                                  92,212             67,627             41,050             22,406
                                                    ------------       ------------       ------------       ------------

     Income before income taxes                           23,121             27,248              3,907              9,807
     Income tax expense                                   (8,713)           (10,340)            (1,340)            (3,626)
                                                    ------------       ------------       ------------       ------------
     Net income                                     $     14,408       $     16,908       $      2,567       $      6,181
                                                    ============       ============       ============       ============

     Weighted average shares (retroactively           20,902,473         18,916,081         21,260,707         19,914,160
     adjusted for the 5% stock dividend declared    ============       ============       ============       ============
     on October 31, 1997)*

     Net income per common share                    $       0.69       $       0.89       $       0.12       $       0.31
                                                    ============       ============       ============       ============


* The provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share" required that the Company, effective for the first quarter of 1997, prospectively commence to report net income per common share on a primary earnings per share basis. Accordingly, the weighted average shares outstanding for the third quarter of 1997 and the nine months ended September 30, 1997 includes common stock equivalents while such equivalents are excluded for the comparable periods of the prior year.







          See accompanying notes to consolidated financial statements.
                                        4

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                                             Unearned
                                          Common Stock          Additional                Shares of Employee
    Nine Months Ended               -----------------------      Paid-in      Retained     Stock Ownership
    September 30, 1996                Shares         Amount      Capital      Earnings         Plan           Total
---------------------------         ----------     ---------    ---------    ----------      ---------       --------
Balance, December 31, 1995          14,550,462      $ 146       $ 84,533      $ 10,725       $ (2,000)       $ 93,404

Issuance of restricted stock            16,410          *            256                                          256
Net proceeds of public offering      3,426,552         34         47,417                                       47,451
Stock dividend adjustment            1,261,332         13         17,115       (17,128)
Cash dividend                                                                     (542)                          (542)
Shares committed to be
    released under ESOP                                              111                          300             411
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                     25,107          *            157                                          157
Loans to ESOP                                                                                  (2,365)         (2,365)
Net income                                                                      16,908                         16,908
                                    ----------      -----       --------      --------       --------        --------
Balance, September 30, 1996         19,279,863      $ 193       $149,589      $  9,963       $ (4,065)       $155,680
                                    ==========      =====       ========      ========       ========        ========



                                                                                            Unearned
                                          Common Stock         Additional               Shares of Employee
    Nine Months Ended               ----------------------      Paid-in      Retained     Stock Ownership
    September 30, 1997               Shares        Amount       Capital      Earnings         Plan            Total
---------------------------         ----------    --------     ---------     --------       --------         -------

Balance, December 31, 1996          19,285,020      $ 193       $149,653      $12,007        $(4,552)        $157,301

Issuance of restricted stock            23,528          *            328                                          328
Cash dividends                                                                 (1,739)                         (1,739)
Acquisition of Meritage Mortgage
    Corporation                        673,197          6          7,162                                        7,168
Exercise of stock options               62,000          1            379                                          380
Shares committed to be
    released under ESOP                                              213                         584              797
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                      5,599          *             18          (78)                            (60)
Retroactive adjustment for the 5%
    stock dividend declared on
    October 31, 1997                 1,002,467         10         13,398      (13,408)
Net income                                                                     14,408                          14,408
                                    ----------      -----       --------      -------        -------         --------

Balance, September 30, 1997         21,051,811      $ 210       $171,151      $11,190        $(3,968)        $178,583
                                    ==========      =====       ========      =======        =======         ========




* Amount less than $1

















          See accompanying notes to consolidated financial statements.
                                        5

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended September 30,
                                                                                                     1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                                      $   14,408            $ 16,908
    Adjustments to reconcile net
       income to cash (used in) provided by operating activities:
       Depreciation and amortization                                                                    16,191              12,980
       Employee Stock Ownership Plan compensation                                                          797                 291
       Provision for estimated foreclosure losses                                                        2,605
       Increase in receivables                                                                         (36,214)             (1,451)
       Acquisition of mortgage loans                                                                (7,799,804)         (7,928,301)
       Proceeds from sales of mortgage loans and mortgage-backed securities                          7,583,386           8,279,643
       Acquisition of mortgage servicing rights                                                       (175,232)           (174,941)
       Sales of mortgage servicing rights                                                              146,004             157,532
       Net gain on sales of mortgage loans and servicing rights                                        (77,526)            (60,312)
       Decrease in accrued interest on loans                                                               487               4,757
       Increase in other assets                                                                         (6,679)             (8,948)
       Increase in residual certificates                                                                (7,550)
       Increase in accrued expenses and other liabilities                                               24,648               3,162
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by operating activities                                     (314,479)            301,320
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of premises and equipment, net                                                            (5,500)             (6,587)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                                     (5,500)             (6,587)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                        20,666,472          25,933,824
    Repayment of borrowings                                                                        (20,336,652)        (26,272,671)
    Issuance of restricted stock                                                                           328                 256
    Shares issued under Dividend Reinvestment and Stock Purchase Plan
      and Stock Investment Plan                                                                            (60)                157
    Acquisition of Meritage Mortgage Corporation                                                        (1,750)
    Debt issuance costs                                                                                   (553)
    Cash dividends                                                                                      (1,739)               (542)
    Net proceeds of public offering                                                                                         47,451
    Exercise of stock options                                                                              380
    Loans to Employee Stock Ownership Plan                                                                                  (1,954)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities                                      326,426            (293,479)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                                     6,447               1,254
Cash, beginning of period                                                                                2,492               2,161
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                    $ 8,939             $ 3,415
-----------------------------------------------------------------------------------------------------------------------------------









          See accompanying notes to consolidated financial statements.
                                        6

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997



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

     As required by Accounting Principles Board Opinion No. 15, "Earnings per Share," the Company has prospectively implemented a policy of reporting primary earnings per share effective beginning in the first quarter of 1997. In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Basic and diluted earnings per share for the third quarter of 1997 reported pursuant to the provisions of SFAS No. 128 after retroactive adjustment for a 5% stock dividend declared on October 31, 1997, would both be $0.12. Basic and diluted earnings per share for the first nine months of 1997 reported pursuant to the provisions of SFAS No. 128 after retroactive adjustment for a 5% stock dividend declared on October 31, 1997, would be $0.71 and $0.69, respectively. Adoption of SFAS No. 128 should not result in any change in earnings per share for 1996 and prior periods.

     Effective April 1, 1997, the Company completed a merger with Meritage Mortgage Corporation (Meritage), in which it exchanged approximately
     $1.75 million of cash and 537,846 (564,738 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) noncontingent shares of RBMG common stock for all the outstanding stock of Meritage.
     This transaction was accounted for under the purchase method of accounting. In addition, 406,053 (426,355 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) shares of RBMG common stock were issued contingent upon Meritage achieving specified increasingly higher levels of subprime mortgage production during the 31 months following closing. During the third quarter, 135,351 (142,118 after retroactive adjustment for the 5% stock dividend declared on October 31,
     1997) contingent shares of RBMG common stock were released. The fair market value of the remaining contingent shares has been excluded from the purchase price for purposes of recording goodwill and from outstanding shares for purposes of earnings per share computations. As each specified increasingly higher subprime mortgage production level is achieved, the corresponding fair market value of the associated contingent shares will be recorded as additional goodwill and such shares will prospectively be treated as outstanding for purposes of earnings per share computations. The purchase price for the Meritage merger has been allocated to tangible and identifiable assets and liabilities based upon management's estimate of their respective fair values with the excess of estimated cost over the fair value of the net assets acquired allocated to goodwill. Goodwill and other intangible assets are being amortized over a 20 year period using the straight line method. Amortization expense for the third quarter and nine month periods ended September 30, 1997 was approximately $103 and $181, respectively. In connection with the acquisition, the following is a schedule of the allocation of the purchase price:

                                                                                 Release of      Through
                                                            At Acquisition       Contingent      September
                                                            on April 1, 1997       Shares        30, 1997
                                                            ----------------     ----------      ---------
       Cash paid                                            $  1,750             $      -        $  1,750
       Estimated fair market value of
        shares of RBMG common stock issued or released         4,748                2,441           7,189
       Deferred merger cost                                      463                    -             463
                                                            ----------------     ----------      ---------

       Total purchase price                                    6,961                2,441           9,402
       Fair value of net assets acquired                       1,000                    -           1,000
                                                            ----------------     ----------      ---------
       Goodwill and intangibles                             $  5,961             $  2,441        $  8,402
                                                            ================     ==========      =========

     On April 18, 1997 the Company entered into separate definitive merger agreements with Resource Bancshares Corporation (RBC) and Walsh Holding Co., Inc. (Walsh) pursuant to which the Company, subject to approval by shareholders of the Company and satisfaction of other terms and conditions, would acquire all of the outstanding shares of RBC and Walsh. On November 3, 1997, the Company and Walsh announced mutual termination of their merger agreement. Accordingly, during the third quarter of 1997, the Company recorded a $2.3 million ($1.4 million after-tax) charge related to joint termination of the Company's merger agreement with Walsh.

     During the second quarter of 1997, the Company sold approximately $107 million of subprime mortgage loans to Walsh and recognized a gain of approximately $3.7 million on those sales. Approximately $76 million of such loans were included in a Walsh securitization which was completed in June of 1997. The remaining loans were expected to be included in Walsh's next securitization. However, during the third quarter the Company repurchased the remaining $31 million of loans from Walsh and included those loans in its first subprime securitization transaction which was completed on September 29, 1997. Also during the third quarter, the Company advanced approximately $3.8 million to Walsh in connection with certain other transactions. In conjunction therewith at September 30, 1997, receivables of approximately $9.9 million are outstanding and due from Walsh to the Company. Such receivables are cross-collateralized and secured by an interest in a residual certificate and certain other assets.

     The Company remains committed to completion of its pending merger with RBC. RBC, a financial services company, originates and purchases, sells and services small-ticket equipment leases through its Republic Leasing Company division and originates and services commercial mortgage loans through its Laureate subsidiaries. RBC, as of September 30, 1997, owned approximately 36% of the Company's common stock. Pursuant to the terms of the definitive merger agreement between RBC and the Company and subject to shareholder and regulatory approvals, RBC will merge with the Company in a transaction that will be accounted for under the purchase method of accounting. The agreement provides for the Company to issue approximately 2 million additional shares of common stock, 2.1 million after giving effect to the 5% stock dividend declared on October 31, 1997, (in addition to the 7.4 million shares of Company stock currently owned by RBC, 7.8 million shares after giving effect to the 5% stock dividend declared on October 31, 1997) to the shareholders of RBC. As of September 30, 1997 the Company has deferred approximately $1.0 million of merger costs related to this transaction.

     During 1995 and 1996 the Company's scale of operations grew dramatically as did the balances in its operating receivable accounts. The rapid growth outpaced the Company's back-office capacities to timely process activities and research, review, resolve and collect on the resultant items. During a third quarter review it became apparent that $7.9 million of operating receivables may be unrecoverable due to passage of time, an associated practical inability to conduct further research and other reasons. Accordingly, the Company recorded a special charge of $7.9 million ($4.8 million after-tax) to fully-reserve the items.

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

THE COMPANY

   The Company was organized under Delaware law in 1992 to acquire and operate the mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the mortgage banking business of RBC were transferred to the Company on September 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As a result, RBC retained a significant ownership interest in the Company. As of September 30, 1997, RBC owns approximately 36% of the outstanding common stock of the Company.

   The Company is principally engaged in the purchase and origination of mortgage loans, which it aggregates into mortgage-backed securities issued or guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae. The Company sells the mortgage-backed securities it creates to institutional purchasers with the rights to service the underlying loans being retained by the Company. The servicing rights retained are generally sold separately but may be held for extended periods by the Company.

LOAN PRODUCTION

   A summary of loan production by source for the periods indicated is set forth below:


($in thousands)                  Nine Months Ended September 30,           Quarter Ended September 30,
(Unaudited)                      -------------------------------         -------------------------------
                                     1997                1996                1997                1996
                                 -----------          ----------         -----------         -----------
Loan Production:
  Correspondent Division          $5,690,799          $6,310,198          $2,136,619          $1,725,329
  Wholesale Division               1,349,408           1,077,812             501,239             341,116
  Retail Division                    509,528             503,654             195,655             193,235
  Subprime                           230,199                                  96,441
                                  ----------          ----------          ----------          ----------
Total Loan Production             $7,779,934          $7,891,664          $2,929,954          $2,259,680
                                  ==========          ==========          ==========          ==========

A summary of key information relevant to industry loan production activity is set forth below:

   ($ in thousands)                                          At or For the Quarter Ended September 30,
   (Unaudited)                                               -----------------------------------------
                                                                    1997                   1996
                                                             ----------------      -------------------

U. S. 1-4 Family Mortgage Originations Statistics (1)
    U. S. 1-4 Family Mortgage Originations                     $239,000,000           $184,000,000
    Adjustable Rate Mortgage Market Share                             20.00%                 32.00%
    Estimated Fixed Rate Mortgage Originations                 $191,000,000           $125,000,000

Company Information
    Loan Production                                            $  2,929,954           $  2,259,680
    Estimated Company Market Share                                     1.23%                  1.23%

   (1) Source:  Mortgage Bankers Association of America, Economics Department.

   Mortgage loan production increased 30% to $2.9 billion for the third quarter of 1997 from $2.3 billion for the third quarter of 1996. The net increase in loan production is primarily due to an estimated 53% increase in fixed rate mortgage origination volume between the comparable periods.

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

Correspondent Loan Production

   The Company purchases mortgage loans through a network of approved correspondents, which handle the majority of the loan origination functions. The Company's correspondents are primarily mortgage lenders, large mortgage brokers and smaller savings and loan associations and commercial banks.

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

   A summary of key information relevant to the Company's correspondent loan production activities is set forth below:

($ in thousands)                                     At or For the Nine Months Ended      At or For the Quarter Ended
(Unaudited)                                                   September 30,                      September 30,
                                                    ----------------------------------  ---------------------------------
                                                         1997              1996               1997             1996
                                                    ----------------  ----------------  -----------------  --------------

    Correspondent Loan Production                       $ 5,690,799       $ 6,310,198        $ 2,136,619     $ 1,725,329
    Estimated Correspondent Market Share                       0.88%             1.06%              0.89%           0.94%
    Approved Correspondents                                     934               849                934             849

   The 24% increase in correspondent loan production to $2.1 billion for the third quarter of 1997 from $1.7 billion for the third quarter of 1996 was primarily due to the nationwide increase in mortgage production which resulted primarily from the improved mortgage interest rate environment during the third quarter of

1997 as compared to the same period of the previous year. The Company's correspondent loan production increase is also attributable to the decline in the adjustable rate mortgage (ARM) share of the U.S. market to an estimated 20% for the third quarter of 1997 from an estimated 32% for the third quarter of 1996. The Company is primarily focused on the purchase and origination of fixed rate 1-4 family residential mortgage loans and therefore is more competitively advantaged in economic environments that favor fixed rate mortgages over ARMs. The number of approved correspondents increased by 85 or 10% to 934 at September 30, 1997, from 849 at September 30, 1996.

Wholesale Loan Production

   The Company receives loan applications at its wholesale branches from its network of approved brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches also handle shipping and follow-up procedures on these loans. Although the establishment of wholesale branch offices involves the incurrence of the fixed expenses associated with maintaining those offices, wholesale operations also provide for higher profit margins than correspondent loan production. Additionally, each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants.

   A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ in thousands)                                    At or For the Nine Months               At or For the Quarter
(Unaudited)                                            Ended September 30,                   Ended September 30,
                                               ------------------------------------    ---------------------------------
                                                    1997                1996               1997               1996
                                               ---------------    -----------------    --------------    ---------------

Wholesale Loan Production                         $ 1,349,408          $ 1,077,812        $ 501,239           $ 341,116
Estimated Wholesale Market Share                         0.21%                0.18%            0.21%               0.19%
Wholesale Division Direct
    Operating Expenses                            $     8,029          $     6,363        $   3,065           $   2,107
Approved Brokers                                        2,956                2,147            2,956               2,147
Number of Branches                                         14                   12               14                  12
Number of Employees                                       126                  118              126                 118

   The $160.1 million, or 47% increase in wholesale loan production to $501.2 million for the third quarter of 1997 from $341.1 million for the third quarter of 1996 relates to the Company's addition of two new branches and over 800 new brokers between September 30, 1996 and September 30, 1997. The increase is also attributable to the overall nationwide increase in mortgage loan production for the third quarter of 1997 compared to the third quarter of 1996.

Retail Loan Production

   In order to further diversify its sources of revenue, the Company started a retail division in May 1995. Each retail branch handles all aspects of loan origination, from taking the application, to processing, underwriting and closing the mortgage loan.

   A summary of key information relevant to the Company's retail production activities is set forth below:

($ in thousands)                                 At or For the Nine Months              At or For the Quarter
(Unaudited)                                          Ended September 30,                 Ended September 30,
                                              ---------------------------------   ----------------------------------
                                                    1997             1996             1997               1996
                                              -----------------  --------------   --------------   -----------------

  Retail Loan Production                             $ 509,528       $ 503,654        $ 195,655           $ 193,235
  Estimated Retail Market Share                           0.08%           0.08%            0.08%               0.11%
  Retail Division Operating Expenses                 $  12,700       $  11,785        $   4,407           $   3,953
  Number of Branches                                         6               6                6                   6
  Number of Employees                                      218             201              218                 201

   The Company's retail loan production remained generally consistent for the quarter and nine months ended September 30, 1996 and September 30, 1997. The division's operating expenses increased slightly for the third quarter and first nine months of 1997 compared to the same periods of the prior year because of the increased number of employees at September 30, 1997 compared to September 30, 1996. The number of employees increased as a result of the opening of four new satellite offices.

Strategically, the Company remains focused on accumulation of loan production through third-party correspondent and wholesale broker channels because of the relatively lower fixed expenses and capital investments required, among other reasons. As part of its ongoing business processes, the Company in conjunction with an investment banking firm, is currently reviewing the compatibility of the retail operation with its primary business focus. A number of strategic alternatives are being considered in by the Company.

Subprime Loan Production

   A summary of key information relevant to the Company's subprime production activities that were started in mid-1996, but did not commence significant business operations until the first quarter of 1997 is set forth below:

($ in thousands)                                         At or For the Nine Months             At or For the Quarter
(Unaudited)                                                 Ended September 30,                 Ended September 30,
                                                     ----------------------------------  ----------------------------------
                                                           1997              1996              1997              1996
                                                     -----------------   --------------  -----------------  ---------------

        Subprime Loan Production                            $ 230,199         N/A                $ 96,441        N/A
        Subprime Division Operating Expenses                $   6,729         N/A                $  3,200        N/A
        Number of Brokers                                         661         N/A                     661        N/A
        Number of Employees                                       116         N/A                     116        N/A


   During the third quarter of 1997, the Company originated/purchased
$96.4 million in subprime mortgage loans through its retail telemarketing and wholesale broker channels. The subprime division served 661 brokers as of September 30, 1997.

LOAN SERVICING

   A summary of key information relevant to the Company's loan servicing activities is set forth below:

  ($ in thousands)                                 At or For the Nine Months           At or For the Quarter
  (Unaudited)                                         Ended September 30,               Ended September 30,
                                              ------------------------------------  --------------------------------
                                                    1997               1996             1997              1996
                                              -----------------  -----------------  --------------   ---------------
Underlying Unpaid Principal Balances:
    Beginning Balance                            $  6,670,267      $  5,562,930      $  7,239,065     $  5,926,199
    Loan Production (net of servicing
       released production)                         7,864,319         7,839,837         3,054,529        2,234,824
    Net Change in Work-in-Process                    (379,131)          297,635          (142,736)         231,201
    Bulk Acquisitions                                 774,097         1,354,592                          1,293,705
    Sales of Servicing                             (7,102,140)       (7,744,335)       (2,801,046)      (2,778,861)
    Paid-In-Full Loans                               (486,965)         (331,688)         (201,385)         (85,349)
    Amortization, Curtailments and Others, net       (344,081)         (438,897)         (152,061)        (281,645)
                                                 ------------      ------------      ------------     ------------
    Ending Balance                               $  6,996,366      $  6,540,074      $  6,996,366     $  6,540,074
                                                 ------------      ------------      ------------     ------------
    Subservicing Ending Balance                     3,066,256         2,888,014         3,066,256        2,888,014
                                                 ============      ============      ============     ============
    Total Underlying Unpaid Principal Balances   $ 10,062,622      $  9,428,088      $ 10,062,622     $  9,428,088
                                                 ============      ============      ============     ============

Loan Servicing Fees                              $     23,049      $     21,379      $      7,711     $      7,520
Cash Operating Expenses                                78,539            56,563            36,210           18,658
Coverage Ratio                                             29%               38%               21%              40%

Average Underlying Unpaid Principal
  Balances (including subservicing)              $  9,225,094      $  8,796,418      $  9,683,313     $  8,974,362
Weighted Average Note Rate*                              7.82%             7.91%             7.82%            7.91%
Weighted Average Servicing Fee*                          0.41%             0.39%             0.41%            0.39%
Delinquency (30+ days)*                                  3.76%             3.73%             3.76%            3.73%
Number of Servicing Division Employees                    125               128               125              128

* These statistics apply to the Company's owned servicing portfolio.

   The $709.0 million or 8% increase in the average underlying unpaid principal balance of mortgage loans being serviced for the third quarter of 1997 as compared to the third quarter of 1996 is primarily related to bulk acquisitions of $774.1 million during the first nine months of 1997.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

SUMMARY

  Total revenues of the Company increased 22% to $115.3 million for the first nine months of 1997 as compared to $94.9 million for the first nine months of 1996. The $20.4 million increase in revenues was primarily due to a $17.2 million increase in gains on sales of loans and servicing rights. This increase was offset by a $22.0 million increase in operating expenses (exclusive of amortization of mortgage servicing rights and taxes). The increase in gains on sales of loans and servicing rights is primarily due to improved production margins and gains derived from the Company's growing subprime division. The increase in operating expenses is primarily attributable to a $2.3 million pre-tax charge related to joint termination of the Company's merger agreement with Walsh Holding Company, Inc. and a special charge of $7.9 million pre-tax for nonrecoverable operating receivables. Higher operating costs associated with increased loan servicing volumes and the Company's expansion of subprime operations also contributed to the increase. Direct operating costs related to the Company's expansion into subprime operations account for approximately $6.7 million, or 31%, of the total increase in operating expenses (exclusive of amortization and taxes) for the first nine months of 1997.

   The following sections discuss the components of the Company's results of operations in greater detail.

NET INTEREST INCOME

   The following table analyzes net interest income in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 1997 and September 30, 1996. All dollars are in thousands; the information presented is unaudited.

                                                                                                        Variance
    Average Volume       Average Rate                                      Interest                   Attributable to
----------------------------------------                              ----------------               -----------------
    1997       1996      1997     1996                                 1997      1996    Variance     Rate      Volume
----------------------------------------                              ------------------------------------------------
                                         INTEREST INCOME
                                         Mortgages Held for Sale
    $909,185  $864,901    7.82%    7.68% and Mortgage-Backed          $53,301   $49,809   $3,492      $ 942     $2,550
---------------------------------------- Securities                   ------------------------------------------------
                                         INTEREST EXPENSE
    $436,248  $321,643    4.88%    4.60% Warehouse Line               $15,916   $11,071   $4,845      $ 900     $3,945
     446,697   516,397    5.59%    5.64% Gestation Line                18,680    21,788   (3,108)      (167)    (2,941)
                20,486             8.19% Servicing Secured Line                   1,256   (1,256)               (1,256)
      58,493    20,363    6.44%    5.87% Servicing Receivable Line      2,819       894    1,925        247      1,678
       4,213    10,475    8.13%    8.50% Other Borrowings                 256       667     (411)       (12)      (399)
                                         Facility Fees & Other Charges  1,444     1,353       91                    91
----------------------------------------                              ------------------------------------------------
    $945,651  $889,364    5.53%    5.56% Total Interest Expense       $39,115   $37,029   $2,086      $ 968     $1,118
----------------------------------------                              ------------------------------------------------
                          2.29%    2.12% Net Interest Income          $14,186   $12,780   $1,406      $ (26)    $1,432
                       =================                              ================================================


   Net interest income increased 11% to $14.2 million for the first nine months of 1997 compared to $12.8 million for the first nine months of 1996. The $1.4 million increase in net interest income is primarily attributable to an increase of 17 basis points in the interest-rate spread to 229 basis points for 1997 as compared to 212 basis points for 1996. The increased spread is primarily attributed to inclusion of higher yielding subprime production in the current year's inventory of mortgages held for sale.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

   Net gains on sales of mortgage loans and mortgage servicing rights increased $17.2 million to $77.5 million for the first nine months of 1997 as compared to $60.3 million for the first nine months of 1996. As further discussed below, this increase is primarily due to increased profit margins on sales of mortgage loans and mortgage servicing rights.

Net Gain on Sale of Mortgage Loans

   A reconciliation of the gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                    For the Nine Months Ended
                                                           September 30,
                                                  ------------------------------
(Unaudited)                                            1997              1996
                                                  -----------        -----------
Gross proceeds on sales of mortgage loans         $ 7,426,512        $ 8,279,643
Initial unadjusted acquisition cost of
  mortgage loans sold, net
  of hedge results                                  7,422,340          8,271,259
                                                  -----------        -----------
Unadjusted gain on sale of mortgage loans               4,172              8,384
Loan origination and correspondent program
  administrative fees
                                                       23,852             26,921
                                                  -----------        -----------
Unadjusted aggregate margin                            28,024             35,305
Acquisition basis allocated to mortgage
  servicing rights (SFAS
  No. 122 and SFAS No. 125)                            32,661             24,338
Net change in deferred administrative fees              1,394               (295)
                                                  -----------        -----------

Net gain on sale of agency-eligible
  mortgage loans                                  $    62,079        $    59,348
                                                  ===========        ===========

   The Company sold agency-eligible loans during the first nine months of 1997 with an aggregate unpaid principal balance of $7.4 billion compared to sales of $8.3 billion for the first nine months of 1996. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $4.2 million (6 basis points) for the first nine months of 1997 as compared to $8.4 million (10 basis points) for the first nine months of 1996. The Company received administrative fees of $23.9 million (32 basis points) on these loans during the first nine months of 1997 and $26.9 million (33 basis points) during the first nine months of 1996. The Company allocated $32.7 million (44 basis points) in the first nine months of 1997 to basis in mortgage servicing rights versus $24.3 million (29 basis points) during the first nine months of 1996 in accordance with SFAS No. 125 and SFAS No. 122. Net gain on sale of mortgage loans increased to $62.1 million for the first nine months of 1997 versus $59.3 million for the same period of 1996.

   A reconciliation of the gain on sale of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                      For the Nine Months Ended
                                                           September 30,
                                                    ----------------------------
(Unaudited)                                            1997              1996
                                                    ----------        ---------
Gross proceeds on sales of subprime mortgage         $230,102            N/A
  loans
Initial acquisition cost of subprime mortgage
  loans sold, net of fees                             228,153            N/A
                                                     --------            ---
Unadjusted gain on sale of subprime mortgage loans      1,949            N/A
Initial capitalization of residual certificate          7,550            N/A
                                                     --------            ---
Net gain on sale of subprime mortgage loans          $  9,499            N/A
                                                     ========            ===

   On September 29, 1997, the Company completed its first securitization of subprime mortgage loans through its newly-formed and wholly-owned subsidiary, RBMG Funding Co. The asset-backed transaction was collateralized by $91.7 million of subprime mortgage loans. The residual certificate was valued by an independent third party and will be marked to market on a quarterly basis.

Gain on Sale of Mortgage Servicing Rights

A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                   For the Nine Months Ended
                                                           September 30,
                                                  ----------------------------
(Unaudited)                                           1997            1996
                                                  -----------      -----------
Underlying unpaid principal balances of
    mortgage loans on which
    servicing rights were sold
    during the period                              $ 6,584,487     $ 7,751,124
                                                   ===========     ===========
Gross proceeds from sales of mortgage
    servicing rights                               $   146,004     $   157,532
Initial acquisition basis, net of
    amortization and hedge results                     113,158         132,628
                                                   -----------     -----------
Unadjusted gain on sale of mortgage
    servicing rights                                    32,846          24,904
Acquisition basis allocated from mortgage
    loans, net of amortization (SFAS No. 122
    and SFAS No. 125)                                  (26,898)        (23,940)
                                                   ===========     ===========
Gain on sale of mortgage servicing rights          $     5,948     $       964
                                                   ===========     ===========

   During the first nine months of 1997, the Company completed 25 sales of mortgage servicing rights representing $6.6 billion of underlying unpaid principal mortgage loan balances. This compares to 26 sales of mortgage servicing rights representing $7.8 billion of underlying unpaid principal mortgage loan balances in the first nine months of 1996. Unadjusted gain on sale of mortgage servicing rights was $32.8 million for the first nine months of 1997, up from $24.9 million for the first nine months of 1996. The Company reduced this unadjusted gain by $26.9 million (41 basis points) in the first nine months of 1997 versus a $23.9 million (31 basis points) reduction in the first nine months of 1996, in accordance with SFAS No. 125 and SFAS No. 122. The $5.0 million increase in gain on sale of mortgage servicing rights is primarily related to several bulk sales of available-for-sale mortgage servicing rights during the first nine months of 1997.

NET SERVICING MARGIN

    Loan servicing fees were $23.0 million for the first nine months of 1997, compared to $21.4 million for the first nine months of 1996, an increase of 8%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.2 billion during the first nine months of 1997 from $8.8 billion during the first nine months of 1996, an increase of 5%. Similarly, amortization of mortgage servicing rights also increased to $13.7 million during the first nine months of 1997 from $11.1 million during the first nine months of 1996, an increase of 23%. As a result, net servicing margin decreased to $9.4 million during the first nine months of 1997, compared to $10.3 million for the first nine months of 1996, a decrease of 9%.

   Included in loan servicing fees for the first nine months of 1997 and the first nine months of 1996 are subservicing fees received by the Company of $367,000 and $858,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

  The following table summarizes the net servicing margin for the first nine months of both 1997 and 1996:

($ in thousands)                         For the Nine Months Ended
                                              September 30,
                                        ---------------------------
(Unaudited)                                1997             1996
                                        ----------      ----------

Loan servicing fees                     $   23,049      $   21,379
Amortization of mortgage
servicing rights                            13,673          11,064
                                        ----------      ----------
Net servicing margin                    $    9,376      $   10,315
                                        ==========      ==========

Average underlying unpaid
principal balance of
mortgage loans serviced                 $9,225,094      $8,796,418
                                        ----------      ----------

EXPENSES

   The $22.0 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits and general and administrative expenses which increased $5.8 million, or 15% and $15.0 million, or 102%, respectively. The Company increased its employee headcount by 107 from 1,028 at September 30, 1996, to 1,135 at September 30, 1997. The increased employee headcount and associated increase in salary and employee benefit costs are primarily attributable to expansion of subprime operations through the Company's acquisition of Meritage Mortgage Corporation. Overall, the subprime division accounted for 116 new positions and for $6.7 million of the total $22.0 million increase in operating expenses. The increase in general and administrative expenses is primarily attributable to a $2.3 million pre-tax charge related to termination of the Company's merger agreement with Walsh Holding Company, Inc. and the recording of a special charge of $7.9 million pre-tax relating to certain nonrecoverable operating receivables.


INCOME TAX EXPENSE

   Income tax expense includes both federal and state income taxes. The effective tax rates for the nine months ended September 30, 1997 and 1996 were 37.7% and 37.9%, respectively. Income tax expense decreased by 16% to $8.7 million for the first nine months of 1997 from $10.3 million for the first nine months of 1996 due to the above-described factors that resulted in a 15% or $4.1 million decrease in income before taxes.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

SUMMARY

    Total revenues of the Company increased 40% to $45.0 million for the third quarter of 1997 as compared to $32.2 million for the third quarter of 1996. The $12.7 million increase in revenues was primarily due to a $12.5 million increase in gains on sales of loans and servicing rights, which was offset by a $17.6 million increase in operating expenses (exclusive of amortization of mortgage servicing rights and taxes). The increase in gains on sales of loans and servicing rights is attributable to the Company's increased loan production volumes during the third quarter of 1997 and to improved production margins and gains derived from the Company's growing subprime division. The increase in operating expenses is primarily attributable to a $2.3 million pre-tax charge related to termination of the Company's merger agreement with Walsh Holding Company, Inc. and a special charge of $7.9 million pre-tax for nonrecoverable operating receivables. Higher operating costs associated with increased loan servicing volumes and the Company's expansion of subprime operations also contributed to the increase. Direct operating costs related to the Company's expansion into subprime operations account for approximately $3.2 million, or 18%, of the total increase in operating expenses (exclusive of amortization and taxes) for the third quarter of 1997.

   The following sections discuss the components of the Company's results of operations in greater detail.

NET INTEREST INCOME

   The following table analyzes net interest income in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the third quarter of 1997 and the third quarter of 1996. All dollars are in thousands; the information presented is unaudited.

                                                                                                        Variance
    Average Volume       Average Rate                                    Interest                   Attributable to
----------------------------------------                           -------------------------------------------------
    1997        1996      1997     1996                              1997      1996    Variance     Rate     Volume
----------------------------------------                           -------------------------------------------------
                                         Interest Income
                                         Mortgages Held for Sale
                                         and Mortgage-Backed
  $1,102,862  $729,538    7.84%    7.95% Securities                 $21,613   $14,508   $7,105       $(318)   $7,423
----------------------------------------                            ------------------------------------------------
                                         Interest Expense
  $  504,375  $291,280    5.03%    4.36% Warehouse Line             $ 6,391   $ 3,192   $3,199         864     2,335
     576,109   417,834    5.88%    5.64% Gestation Line               8,539     5,923    2,616         372     2,244
                                         Servicing Secured Line
      87,553    16,560    6.56%    5.98% Servicing Receivable Line    1,447       249    1,198         131     1,067
       6,580       978    7.93%    8.95% Other Borrowings               132        22      110         (16)      126
                                         Facility Fees & Other          569       622      (53)                  (53)
                                         Charges
----------------------------------------                            ------------------------------------------------
  $1,174,617  $726,652    5.77%    5.47% Total Interest Expense     $17,078   $10,008   $7,070      $1,351    $5,719
----------------------------------------                            ------------------------------------------------
                          2.07%    2.48% Net Interest Income        $ 4,535   $ 4,500   $   35     $(1,669)   $1,704
                       =================                            ================================================

   Net interest income increased 1% to $4.5 million for the third quarter of 1997 compared to $4.5 million for the third quarter of 1996. The slight increase in net interest income is attributable to the 51% increase in the average volume of mortgages held for sale and mortgage-backed securities for the third quarter of 1997 from that of the third quarter of 1996 offset by the 41 basis point decrease in the interest rate spread from 248 basis points for the third quarter of 1996 to 207 basis points for the third quarter of 1997. The Company's long-term mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while earning asset yields are based upon long-term rate indices. Thus, the decrease in interest-rate spread was primarily the result of narrower spreads between long-term and short-term rates in the third quarter of 1997 compared to the third quarter of 1996.

NET GAINS ON SALES OF MORTGAGE LOANS AND MORTGAGE SERVICING RIGHTS

   Net gains on sales of mortgage loans and mortgage servicing rights increased $12.5 million to $32.6 million for the third quarter of 1997 as compared to $20.1 million for the third quarter of 1996. As further discussed below, this increase is primarily due to improved profit margins on sales.

Net Gain on Sale of Mortgage Loans

   A reconciliation of the gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                                 For the Quarter Ended September 30,
                                                                 -----------------------------------
(Unaudited)                                                          1997                    1996
                                                                 ------------            -----------
Gross proceeds on sales of mortgage loans                          $2,837,133            $2,223,612
Initial  unadjusted  acquisition cost of mortgage loans
  sold, net of hedge results                                       $2,837,111            $2,221,287
                                                                   ----------            ----------
Unadjusted gain on sale of mortgage loans                                  22                 2,325
Loan origination and correspondent administrative fees                  9,716                 8,211
                                                                   ----------            ----------
Unadjusted aggregate margin                                             9,738                10,536
Acquisition basis allocated to mortgage servicing
  rights (SFAS No. 122 and SFAS No. 125)                               14,541                 8,757
Net change in deferred administrative fees                                332                    19
                                                                   ----------            ----------

Net gain on sale of agency-eligible mortgage loans
                                                                   $   24,611            $   19,312
                                                                   ==========            ==========

   The Company sold loans during the third quarter of 1997 with an aggregate unpaid principal balance of $2.8 billion compared to sales of $2.2 billion for the third quarter of 1996. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $20 thousand for the third quarter of 1997 as compared to $2.3 million (10 basis points) for the third quarter of 1996. The Company received loan origination and correspondent administrative fees of $9.7 million (34 basis points) on these loans during the third quarter of 1997 and $8.2 million (37 basis points) during the third quarter of 1996. The Company allocated $14.5 million (51 basis points) in the third quarter of 1997 to basis in mortgage servicing rights versus $8.8 million (39 basis points) during the third quarter of 1996 in accordance with SFAS No. 125 and SFAS No. 122. As a result, net gain on sale of mortgage loans increased to $24.6 million for the third quarter of 1997 versus $19.3 million for the third quarter of 1996.

   A reconciliation of the gain on sale of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                           For the Quarter Ended September 30,
                                                           -----------------------------------
(Unaudited)                                                     1997                1996
                                                           ---------------    ----------------
Gross proceeds on sales of subprime mortgage loans         $    110,893             N/A
Initial acquisition cost of subprime mortgage loans sold,
  net of fees                                                   113,726             N/A
                                                           ---------------    ----------------
Unadjusted loss on sale of subprime mortgage loans               (2,833)            N/A
Initial capitalization of residual certificate                    7,550             N/A
                                                           ---------------    ----------------
Net gain on sale of subprime mortgage loans                $      4,717             N/A
                                                           ===============    ================


Gain on Sale of Mortgage Servicing Rights

   A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                        For the Quarter Ended September 30,
                                                      ---------------------------------------
(Unaudited)                                               1997                      1996
                                                      --------------          ---------------

Underlying unpaid principal balances of
    mortgage loans on which servicing rights
    were sold during the period                         $ 2,800,277             $ 2,778,998
                                                        ===========             ===========
Gross proceeds from sales of mortgage
    servicing rights                                    $    61,927             $    54,977
Initial acquisition cost, net of
    amortization and
    hedge results                                            47,213                  42,592
                                                        -----------             -----------
Unadjusted gain on sale of mortgage
    servicing rights                                         14,714                  12,385
Acquisition basis allocated from mortgage
    loans, net of amortization (SFAS No. 122
    and SFAS No. 125)                                       (11,477)                (11,610)
                                                        ===========             ===========

Gain on sale of mortgage servicing rights               $     3,237             $       775
                                                        ===========             ===========

   During the third quarter of 1997, the Company completed seven sales of mortgage servicing rights representing $2.8 billion of underlying unpaid principal mortgage loan balances. This compares to ten sales of mortgage servicing rights representing $2.8 billion of underlying unpaid principal mortgage loan balances in the third quarter of 1996. Unadjusted gain on sale of mortgage servicing rights was $14.7 million for the third quarter of 1997, up from $12.4 million for the third quarter of 1996. The Company reduced this unadjusted gain by $11.5 million (41 basis points) in the third quarter of 1997 versus an $11.6 million (42 basis points) reduction in the third quarter of 1996 in accordance with SFAS No. 125 and SFAS No. 122. The $2.5 million increase in gain on sale of mortgage servicing rights is primarily related to a bulk sale of $585 million of underlying unpaid principal balances of available-for-sale mortgage servicing rights which accounts for $2.9 million of the total third quarter of 1997 gain.

NET SERVICING MARGIN

   Loan servicing fees were $7.7 million for the third quarter of 1997, compared to $7.5 million for the third quarter of 1996, an increase of 3%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.7 billion during the third quarter of 1997 from $9.0 billion during the third quarter of 1996, an increase of 8%. Similarly, amortization of mortgage servicing rights also increased to $4.8 million during the third quarter of 1997 from $3.7 million during the third quarter of 1996, an increase of 30%. As a result, net servicing margin decreased 24% to $2.9 million for the third quarter of 1997 from $3.8 million during the third quarter of 1996.

   Included in loan servicing fees for the third quarter of 1997 and the third quarter of 1996 are subservicing fees received by the Company of $140,000 and $180,000, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

   The following table summarizes the net servicing margin for the third quarters of both 1997 and 1996:

($ in thousands)                                      For the Quarter Ended September 30,
                                                      -----------------------------------
  (Unaudited)                                             1997                  1996
                                                      -----------            ----------

Loan servicing fees                                    $    7,711            $    7,520
Amortization of mortgage servicing rights                   4,840                 3,748
                                                       ==========            ==========
Net servicing margin                                   $    2,871            $    3,772
                                                       ==========            ==========

Average underlying unpaid principal balance
of mortgage loans serviced                             $9,683,313            $8,974,362
                                                       ----------            ----------


EXPENSES

   The $17.6 million increase in operating expenses (excluding amortization of mortgage servicing rights) was centered in salary and employee benefits and general and administrative expenses which increased $4.2 million, or 34%, and $13.0 million, or 267%, respectively. Through the end of the third quarter of 1997, the Company increased its employee headcount by 107 from 1,028 at September 30, 1996, to 1,135 at September 30, 1997. The increased employee headcount and associated increase in salary and employee benefit costs are primarily attributable to expansion of subprime operations through the Company's acquisition of Meritage Mortgage Corporation. Overall, the subprime division accounted for 116 new positions and for $3.2 million, or 18%, of the total $17.6 million increase in operating expenses. The increase in general and administrative expenses is primarily attributable to a $2.3 million pre-tax charge related to termination of the Company's merger agreement with Walsh Holding Company, Inc. and the recording of a special charge of $7.9 million pre-tax relating to certain nonrecoverable operating receivables.

INCOME TAX EXPENSE

   Income tax expense includes both federal and state income taxes. The effective tax rates for the third quarter of 1997 and 1996 were 36.7% and 37.0%, respectively. Income tax expense decreased by 63% to $1.3 million for the third quarter of 1997 from $3.6 million for the third quarter of 1996 due to the above-described factors that resulted in a 60% or $5.9 million decrease in income before taxes.

FINANCIAL CONDITION

     During the third quarter of 1997, the Company experienced a 9% increase in the volume of mortgage loans originated and acquired compared to the second quarter of 1997. Mortgage loan production increased to $2.9 billion during the third quarter of 1997 from $2.7 billion during the second quarter of 1997. The September 30, 1997, mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.0 billion.

     The Company continued to establish new correspondent relationships during the third quarter of 1997. The number of correspondents approved to do business in the Company's correspondent lending program increased to 934 at September 30, 1997, from 871 at December 31, 1996.

     The Company continued expansion of the wholesale network between December 31, 1996, and September 30, 1997, with the addition of 1,524 brokers to the Company's approved list, increasing the number of approved wholesale brokers from 2,322 at December 31, 1996, to 2,956 at September 30, 1997.

     The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control. Management of the Company recognizes these challenges and continues to manage the Company accordingly.

     Mortgage loans held for sale and mortgage-backed securities totaled $1.1 billion at September 30, 1997, versus $802.3 million at December 31, 1996, an increase of 36%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $7.0 billion at September 30, 1997, from $6.7 billion at December 31, 1996, an increase of 5%.

     Short-term borrowings, which are the Company's primary source of funds, totaled $1.1 billion at September 30, 1997, compared with $805.7 million at December 31, 1996, an increase of 40%. The increase in the balance outstanding at September 30, 1997, resulted from the increased funding requirements related to the increase in the balance of mortgage loans held for sale and mortgage-backed securities at September 30, 1997, as compared to the balance at December 31, 1996. Long-term borrowings totaled $6.5 million at September 30, 1997. There were no long-term borrowings at December 31, 1996.

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

   The Company was in compliance with the above-mentioned debt covenants at September 30, 1997. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

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

          - (b) None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                      (Registrant)




                     Steven F. Herbert
                     ----------------------------
                     Senior Executive Vice President and
                     Chief Financial Officer

                     (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)













DATED:   November 14, 1997

                                INDEX TO EXHIBITS


Exhibit No.                Description                                Page
-----------                -----------                                ----

  3.1    Restated Certificate of Incorporation of the Registrant
         incorporated by reference to Exhibit 3.3 of the
         Registrant's Registration No. 33-53980                         *

  3.2    Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.4 of the Registrant's
         Registration No. 33-53980                                      *

  4.1    Specimen Certificate of Registrant's Common Stock              *
         incorporated by reference to Exhibit 4.1 of the
         Registrant's Registration No. 33-53980

  4.2    Second Amended and Restated Secured Revolving/Term Credit      *
         Agreement dated as of July 31, 1996, between the
         Registrant and the Banks Listed on the Signature Pages
         Thereof, Bank One, Texas, National Association, First Bank
         National Association, NationsBank of Texas, N.A. and Texas
         Commerce Bank, National Association, as Co-agents and the
         Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1996

  4.3    Second Amended and Restated Revolving/Term Security            *
         Collateral Agency Agreement dated as of July 31, 1996,
         between the Registrant and The Bank of New York as
         Collateral Agent and Secured Party incorporated by
         reference to Exhibit 4.3 of the Registrant's Form 10-Q for the period ended September 30, 1996

  4.4    Amendment No. 1 dated as of July 30, 1997 to and under the    --
         Second Amended and Restated Secured Revolving/Term Credit
         Agreement dated as of July 31, 1996, among the Registrant, the Banks and Co-Agents named therein and The Bank of New
         York as Collateral Agent

  10.1   Employment Agreement dated June 3, 1993, between the           *
         Registrant and David W. Johnson, Jr. as amended by
         amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1993

  10.2   Tax Agreement dated May 26, 1993, between Resource             *
         Bancshares Corporation (RBC) and the Registrant
         incorporated by reference to Exhibit 10.3 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993

  10.3   Formation Agreement dated May 26, 1993, among Republic         *
         National Bank, the Registrant, RBC and 1st Performance
         National Bank incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1993

  10.4   Office Building Lease dated March 8, 1991, as amended by       *
         Modification of Office Lease dated October 1, 1991,
         incorporated by reference to Exhibit 10.5 of the
         Registrant's Registration No. 33-53980

  10.5   Assignment and Assumption of Office Lease incorporated by      *
         reference to Exhibit 10.6 of the Registrant's
         Registration No. 33-53980




                                       A

Exhibit No.                Description                                Page
-----------                -----------                                ----

  10.6   (A) Stock Option Agreement between the Registrant and David    *
         W. Johnson, Jr. incorporated by reference to Exhibit 10.8
         (A) of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee      *
         E. Shelton incorporated by reference to Exhibit 10.8 (B)
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

  10.7   Termination Agreement dated June 3, 1993, between the          *
         Registrant and David W. Johnson, Jr. incorporated by
         reference to Exhibit 10.9 (A) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993

  10.8   (A) Deferred Compensation Agreement dated June 3, 1993,        *
         between the Registrant and David W. Johnson, Jr.
         incorporated by reference to Exhibit 10.10 (A) of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W.            *
         Johnson, Jr., dated January 19, 1994, between RBC and
         First Union National Bank of North Carolina incorporated by reference to Exhibit 10.10 (C) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993

  10.9   Registration Rights Agreement dated May 26, 1993, between      *
         RBC and the Registrant incorporated by reference to
         Exhibit 10.11 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1993

  10.10  Flexible Benefits Plan incorporated by reference to Exhibit    *
         10.16 of the Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1993

  10.11  Section 125 Plan incorporated by reference to Exhibit 10.17    *
         of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1993

  10.12  Pension Plan incorporated by reference to Exhibit 10.18 of     *
         the Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1993

  10.13  Governmental Real Estate Sub-Lease-Office, between Resource    *
         Bancshares Mortgage Group, Inc. and the South Carolina
         Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended March 31, 1994

  10.14  First Sub-Lease Amendment to Governmental Real Estate          *
         Sub-Lease-Office, between Resource Bancshares Mortgage
         Group, Inc. and the South Carolina Department of Labor,
         Licensing and Regulation incorporated by reference to
         Exhibit 10.20 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 1994

  10.15  Amendment I to Pension Plan incorporated by reference to       *
         Exhibit 10.21 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994

  10.16  Amendment II to Pension Plan incorporated by reference to      *
         Exhibit 10.22 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994

  10.17  Phantom 401(k) Plan incorporated by reference to Exhibit       *
         10.24 of the Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1994

  10.18  Pension Restoration Plan incorporated by reference to          *
         Exhibit 10.25 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994



                                       B

Exhibit No.                Description                                Page
-----------                -----------                                ----

  10.19  Stock Investment Plan incorporated by reference to Exhibit     *
         4.1 of the Registrant's Registration No. 33-87536

  10.20  Amendment I to Stock Investment Plan incorporated by           *
         reference to Exhibit 10.27 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1994

  10.21  Employee Stock Ownership Plan incorporated by reference to     *
         Exhibit 10.29 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994

  10.22  Amended Resource Bancshares Mortgage Group, Inc. Successor     *
         Employee Stock Ownership Trust Agreement dated December
         1, 1994, between the Registrant and Marine Midland Bank
         incorporated by reference to Exhibit 10.30 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

  10.23  ESOP Loan and Security Agreement dated January 12, 1995,       *
         between the Registrant and The Resource Bancshares
         Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.31 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

  10.24  Employment Agreement dated June 30, 1995, between the          *
         Registrant and Steven F. Herbert incorporated by
         reference to Exhibit 10.34 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995

  10.25  Formula Stock Option Plan incorporated by reference to         *
         Exhibit 10.36 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended September 30, 1995

  10.26  Omnibus Stock Award Plan incorporated by reference to          *
         Exhibit 10.37 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended September 30, 1995

  10.27  Employment Agreement dated September 25, 1995, between the     *
         Registrant and Richard M. Duncan incorporated by
         reference to Exhibit 10.38 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995

  10.28  Request for Extension of Governmental Real Estate              *
         Sub-Lease-Office, between the Registrant and the South
         Carolina Department of Labor, Licensing and Regulation
         dated December 12, 1995 incorporated by reference to
         Exhibit 10.39 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995

  10.29  First Amendment to Registration Rights Agreement dated         *
         March 11, 1996, between the Registrant and RBC
         incorporated by reference to Exhibit 10.40 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995

  10.30  First Amendment to Employee Stock Ownership Plan dated         *
         October 31, 1995 incorporated by reference to Exhibit
         10.41 of the Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1995

  10.31  Amendment to Pension Plan effective January 1, 1995            *
         incorporated by reference to Exhibit 10.42 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995

  10.32  Amendment to Omnibus Stock Award Plan dated March 22, 1996     *
         incorporated by reference to Exhibit 10.44 of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 1996



                                       C

Exhibit No.                 Description                                Page
-----------                 -----------                                ----

  10.33   Second Amendment to Employee Stock Ownership Plan dated        *
          August 12, 1996 incorporated by reference to Exhibit
          10.45 of the Registrant's Quarterly Report on Form 10-Q for
          the period ended September 30, 1996

  10.34   Resource Bancshares Mortgage Group, Inc. Non-Qualified         *
          Stock Option Plan dated September 1, 1996 incorporated by
          reference to Exhibit 10.33 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996

  10.35   Amended and Restated Retirement Savings Plan dated April 1,    *
          1996 incorporated by reference to Exhibit 10.34 of the
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1996

  10.36   First Amendment to Amended and Restated Retirement Savings     *
          Plan dated as of November 8, 1996 incorporated by
          reference to Exhibit 10.35 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996

  10.37   ESOP Loan and Security Agreement dated May 3, 1996, between    *
          the Registrant and The Resource Bancshares Mortgage
          Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1996

  10.38   Second Amendment to Amended and Restated Retirement Savings    *
          Plan dated January 1997, incorporated by reference to
          Exhibit 10.38 of the Registrant's Quarterly Report on Form
          10-Q for the period ended March 31, 1997                       *

  10.39   Form of Incentive Stock Option Agreement (Omnibus Stock        *
          Award Plan) incorporated by reference to Exhibit 10.40 of
          the Registrant's Quarterly Report on Form 10-Q for the
          period ended March 31, 1997                                    *

  10.40   Form of Non-Qualified Stock Option Agreement (Non-Qualified    *
          Stock Option Plan), incorporated by reference to Exhibit
          10.41 of the Registrant's Quarterly Report on Form 10-Q for
          the period ended March 31, 1997                                *

  10.41   Amendment to Resource Bancshares Mortgage Group, Inc.
          Omnibus Stock Award Plan, Formula Stock Option Plan and
          Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on
          Form 10-Q for the period ended March 31, 1997                  *

  10.42(A)Agreement of Merger dated April 18, 1997 between Resource
          Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
          Resource Bancshares Corporation incorporated by reference
          to Annex A of the Registrant's Registration No.333-29245       *

       (B)First Amendment to Agreement of Merger dated April 18,        --
          1997 between Resource Bancshares Mortgage Group, Inc., RBC
          Merger Sub, Inc. and Resource Bancshares Corporation

  10.43   Agreement of Merger dated April 18, 1997 between Resource
          Bancshares Mortgage Group, Inc., Carolina Merger Sub, Inc.
          and Walsh Holding Co., Inc. incorporated by reference to
          Annex B of the Registrant's Registration No.333-29245          *

  10.44(A)Mutual Release and Settlement Agreement between the
          Registrant, Lee E. Shelton and Constance P. Shelton dated
          January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the
          period ended June 30, 1997                                     *

       (B)Amendment to Mutual Release and Settlement Agreement          --
          between the Registrant, Lee E. Shelton and Constance P.
          Shelton dated January 31, 1997

  10.45   Note Agreement between the Registrant and UNUM Life
          Insurance Company of America dated May 16, 1997
          incorporated by reference to Exhibit 10.45 of the
          Registrant's Quarterly Report on Form 10-Q for the period
          ended June 30, 1997                                            *


                                       D

Exhibit No.                Description                                Page
-----------                -----------                                ----

  11.1   Statement re Computation of Net Income per Share
                                                                      -----
  27.1   Financial Data Schedule
                                                                      -----

---------------------------------
* Incorporated by reference









































                                       E