Form 10-Q/A
period 1997-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1997-11-26
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1 to

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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
               Form 10-Q/A for the quarter ended September 30, 1997

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements - (Unaudited)
-------     ----------------------------------
            Consolidated Balance Sheet                                       3


            Consolidated Statement of Income                                 4


            Consolidated Statement of Changes in Stockholders' Equity        5


            Consolidated Statement of Cash Flows                             6


            Notes to Consolidated Financial Statements                       7

SIGNATURES                                                                  10
----------

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

     During the third quarter of 1997, the Company recorded a special charge of $7.9 million ($4.8 million after-tax) to fully reserve against certain unrecoverable receivables. Since recording the special charge, management has further reviewed and analyzed the components of the special charge with the objective of assessing the affected accounts and determining the time periods in which the variances arose. Approximately $6.1 million of the charge relates to previously accrued interest income and primarily arose during a period beginning in mid-1994 and ending in the second quarter of 1997. Approximately $0.9 million of the charge represents unrecovered servicing advances for interim interest and escrow funds. The variance arose during a period beginning in late-1995 and ending in early-1996. Approximately $0.9 million of the charge relates to loan discount and branch income accruals on retail loan production and arose during a period beginning in mid-1995 and ending in mid-1996.

     During 1995 and 1996 the Company's scale of operations grew dramatically. The rapid growth outpaced increases in the Company's back-office capabilities to timely process activities and research, review, resolve and collect on the types of resultant items which ultimately resulted in the above summarized variances.

     Given the nature of these items, management is unable to precisely determine the portion of the charge which relates to errors in reported income versus valid receivables which have proven uncollectible. However, management believes that such items, to the extent they would represent errors in reported income of prior periods, are not material to the prior periods to which they relate. Management believes its back-office processing capabilities are currently appropriate and adequate in relation to its current scale of operations.

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













DATED:   November 26, 1997