Form 10-K
period 1997-12-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1998-03-31
CIK 893817

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

For the Fiscal Year Ended December 31, 1997    Commission File Number 000-21786


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

                                 Title of class
                                 --------------
                     Common Stock, par value $.01 per share
                      (including rights attached thereto)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X    No
                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was $345,780,197.10 as of February 28, 1998, based on the closing price of $15.56 per share of the registrant's Common Stock, par value $.01 per share, on the NASDAQ National Market System on such date.

As of February 28, 1998, 22,222,378 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Document of the Registrant             Form 10-K Reference Locations

1997 Annual Report to Shareholders                           Parts II and IV
1998 Proxy Statement                                         Part III

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-K for the year ended December 31, 1997

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                            PAGE
                                                                            ----
PART I.

  Item 1.  Business                                                           1
  Item 2.  Properties                                                        16
  Item 3.  Legal Proceedings                                                 16
  Item 4.  Submission of Matters to a Vote of Security Holders               17


PART II.

  Item 5.  Market for Registrant's Common Equity and Related                 17
           Stockholders Matters
  Item 6.  Selected Financial Data                                           17
  Item 7. Management's Discussion and Analysis of Financial Condition and 18 Results of Operation
  Item 8.  Financial Statements and Supplementary Data                       18
  Item 9. Changes in and Disagreements With Accountants on Accounting and 18 Financial Disclosure


PART III.

  Item 10. Directors and Executive Officers of the Registrant                18
  Item 11. Executive Compensation                                            18
  Item 12. Security Ownership of Certain Beneficial Owners and Management    18
  Item 13. Certain Relationships and Related Transactions                    19


PART IV.

  Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K  19


SIGNATURES                                                                   21


INDEX TO EXHIBITS                                                             A

                                     PART I

ITEM 1.  BUSINESS

                                    General

         Resource Bancshares Mortgage Group, Inc. (the Company), was organized to acquire and operate the residential mortgage banking business of Resource Bancshares Corporation (RBC), which commenced operations in May 1989. The assets and liabilities of the residential mortgage banking business of RBC were transferred to the Company on June 3, 1993, when the Company sold 58% of its common stock in an initial public offering. As a result, RBC retained a significant ownership interest in the Company. On December 31, 1997, the Company acquired RBC in a transaction in which it exchanged 9,894,889 shares of the Company's common stock for all of the outstanding stock of RBC. Therefore, on a consolidated basis, RBC no longer has an ownership interest in the Company.

         RBC, through it's Republic Leasing Company division (Republic Leasing) and its subsidiary, Laureate Realty Services, Inc. (Laureate Realty), have engaged primarily in commercial small-ticket equipment lease financing and servicing and commercial mortgage banking.

         On April 1, 1997, the Company acquired Meritage Mortgage Corporation (Meritage) in a transaction in which approximately $1.75 million of cash and 537,846 (564,738 shares as adjusted for stock dividends) shares of the Company's common stock were exchanged for all the outstanding stock of Meritage. In addition, 406,053 (426,355 shares as adjusted for stock dividends) shares of the Company's common stock were issued and placed in escrow to be released contingent upon Meritage achieving specified increasingly higher levels of subprime mortgage production during the 31 months following the completion of the merger. During the last six months of 1997, 270,702 (284,237 shares as adjusted for stock dividends) shares of the contingent shares were released. Meritage is a wholesale originator of subprime mortgages headquartered in Portland, Oregon with offices in California, Washington and Colorado.

         After consideration of the RBC and Meritage acquisitions, the Company is now a diversified financial services company engaged primarily in the business of mortgage banking, through the origination and purchase (through a nationwide network of correspondents, brokers and retail offices), sale and servicing of agency-eligible and subprime residential, single-family, first-mortgage loans and the purchase and sale of servicing rights associated with such loans. In addition, the Company originates, sells and services small-ticket commercial equipment leases and originates, sells, underwrites for investors and services commercial mortgage loans.

         As part of its primary business focus, residential mortgage banking, the Company purchases agency-eligible mortgage loans through its correspondents and its wholesale division. The Company originates agency-eligible mortgage loans through its retail division. The Company also purchases and originates mortgage loans through its subprime division, which commenced operations in the second quarter of 1997. Substantially all of the mortgage loans purchased and originated by the Company are sold to institutional purchasers, including national and regional broker/dealers, as mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Substantially all the agency-eligible mortgage loans are sold with the rights to service the loans being retained by the Company. The servicing is either held in the Company's portfolio or sold separately.

         The Company receives loan servicing fees and subservicing fees on agency-eligible loans it purchases through wholesale and correspondent channels and loans originated through its retail channels. The Company also receives loan servicing fees on mortgage servicing rights acquired through bulk acquisitions of servicing rights related to loans originated by other lenders.

         To further position itself as a nationwide producer and supplier of mortgage loans and mortgage servicing, the Company intends to increase its market penetration and the breadth of its mortgage origination sources, particularly in the western and northeastern United States, by: (i) maintaining corporate flexibility to operate in fluctuating mortgage markets; (ii) remaining among the mortgage industry's lowest-cost producers; (iii) continuing its commitment to high quality in underwriting and customer service; (iv) utilizing advanced technology and (v) further developing its presence in the subprime lending market. The Company also intends to expand its small-ticket equipment lease portfolio and to increase its commercial mortgage loan production.

         The Company does not hold any material trademarks, licenses, franchises or concessions.

                           Residential Loan Production

Correspondent Division

         The Company purchases closed mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 1997, the Company had 919 correspondents originating mortgage loans in 49 states and the District of Columbia.

         Loan production for the Company by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with just 29% of its dollar volume of correspondent loans during 1997 compared to 35% in 1996. With the increase in volume of production and the further development of correspondent relationships during 1996 and 1997 over prior years, the Company further spread the concentration of mortgage loan production volume over more correspondents, thus reducing its dependence on selected individual correspondents. During 1997, the top five correspondents accounted for approximately 13% of the year's mortgage loan correspondent purchase volume. This compares to the top five correspondents accounting for approximately 15% and 13.4%, of the mortgage loan purchase volume during 1996 and 1995, respectively. No single correspondent accounted for more than 3.3% of the Company's mortgage loan purchase volume in 1997. In 1996 and 1995, 3.4% and 4.5%, respectively, of the Company's total mortgage loan purchase volume was acquired from the Company's highest-volume correspondent.

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

         All loan applications are subject to the Company's underwriting criteria and the guidelines set forth by the Federal Housing Authority (FHA), the VA, Ginnie Mae, Fannie Mae, Freddie Mac or private investors, as applicable. The Company or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies each applicant's income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by the Company to its larger correspondents and is granted only to correspondents who meet certain financial strength, delinquency ratio, underwriting and quality control standards that the Company has established for granting delegated underwriting authority to correspondents.

         With respect to FHA and VA loans, HUD and the VA, respectively, have established approval guidelines for the underwriting of loans to be covered by FHA insurance or VA guaranty. The Company is approved by both HUD and the VA to underwrite FHA and VA loans originated through its retail division as well as loans submitted by specified correspondents and wholesale brokers. The Company purchases FHA and VA loans only from those correspondents who are approved to underwrite FHA and VA loans and from those correspondents for whom the Company has been approved to underwrite FHA and VA loans. For those FHA and VA loans purchased from correspondents and brokers, the appropriate FHA mortgage insurance premium or VA funding fee must be remitted by the correspondent prior to purchase by the Company.

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

         At December 31, 1997, the Company had 15 wholesale branches, serving approximately 3,046 brokers. The offices are located in Arizona (1), Colorado
(1), Florida (1), Georgia (1), Illinois (1), Maryland (1), Massachusetts (1), Missouri (1), Nevada (1), North Carolina (1), Ohio (1), Texas (2), Utah (1) and Washington (1). The Company receives loan applications through these brokers, underwrites each loan, funds each loan at closing and prepares all closing documentation. The wholesale branches also handle all shipping and follow-up procedures on these loans. All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in the Company's correspondent lending program.

Retail Division

         In mid-1995, the Company expanded into the retail mortgage banking business in the Northeast. With the establishment of its retail subsidiary, Intercounty Mortgage, Inc., operating through six branches located in New York
(4), New Jersey (1) and Pennsylvania (1), the Company began to originate mortgage loans through its employees. From its organization in 1995 through December 31, 1997, the retail division originated $1.6 billion in mortgage loans using underwriting and quality control standards similar to the standards used in the Company's correspondent lending and wholesale lending programs.

         During late 1997, the Company began reviewing the compatibility of the retail operation with its primary business focus. And on March 11, 1998, the Company signed a definitive agreement with CFS Bank under which the Company will sell the retail production franchise of Intercounty Mortgage, Inc. to CFS Bank. Consummation of the transaction is subject to approval by the Office of Thrift Supervision and certain other conditions. Historically, the Company has focused on accumulation of loan production through third-party correspondent and wholesale broker channels because of the relatively lower fixed expenses and capital investments required, among other reasons. Management believes the sale of the retail operation will allow the Company to refocus on its core competency as a correspondent and wholesale mortgage lender.

Subprime Division

         During the past several years the Company has diversified its sources of production through de novo expansions into wholesale and retail operations. In 1997, this basic business strategy was supplemented by further diversification across markets through the Company's initial expansion into subprime lending activities. In connection therewith, the Company acquired Meritage in April 1997. The Company's subprime division produced $340 million or 3% of the Company's total production volume during 1997.

         Management anticipates significant expansion of its subprime division in 1998, as existing subprime wholesale branches reach full year production levels, as additional wholesale subprime branches are opened and as subprime operations are introduced and made available through the Company's existing 15 branch agency-eligible wholesale network, and in the future, as products are introduced through the Company's existing nationwide correspondent production channels.

         The following table shows mortgage loan production volume by division for each of the three years in the period ended December 31, 1997.

                                                     Year Ended December 31,
                                           -------------------------------------------
                                              1997              1996           1995
     ($ in Thousands)                      -----------      ----------      ----------
Correspondent Division                     $ 7,893,583      $7,915,323      $6,252,008
Wholesale Division                           1,868,726       1,411,643         673,201
Retail Division                                675,411         668,759         210,565
                                           -----------      ----------      ----------
Total Agency-Eligible Loan Production      $10,437,720      $9,995,725      $7,135,774
Subprime Division                              339,574
                                           -----------      ----------      ----------
Total Loan Production                      $10,777,294      $9,995,725      $7,135,774
                                           ===========      ==========      ==========


         The Company purchases and originates conventional mortgage loans and mortgage loans insured by the FHA or partially guaranteed by the VA. All mortgage loans purchased or originated by the Company are purchased or originated for resale. Currently the majority of the Company's loans are conforming loans, i.e., mortgage loans that qualify for inclusion in purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae; however, during 1997 the Company entered the subprime market, which provided the Company with 3% of its total dollar volume of production for the year.

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

         The following table shows mortgage loan production volume by type of loan for each of the three years in the period ended December 31, 1997.

                                                Year Ended December 31,
                                        ---------------------------------------
        ($ in Millions)                     1997          1996          1995
                                        -----------   -----------   -----------
CONVENTIONAL LOANS:
  Volume                                $   6,126.8   $   6,197.3   $   4,495.6
  Percentage of total volume                    57%           62%           63%
FHA/VA LOANS:
  Volume                                $   4,310.9   $   3,798.4   $   2,640.2
  Percentage of total volume                    40%           38%           37%
SUBPRIME LOANS
  Volume                                $     339.6
  Percentage of total volume                     3%
TOTAL LOANS:
  Volume                                $  10,777.3   $   9,995.7   $   7,135.8
  Number of loans                            99,349        98,237        72,792
  Average loan size ($ in Thousands)    $     108.5   $     101.8   $      98.0

         The following table shows loan production volume by state for the year ended December 31, 1997, for each state that represented 5% or more of the Company's total loan production volume for 1997.

                                             Year Ended December 31, 1997
                                        -------------------------------------
     ($ in Thousands)                                           Percent of
                 State                      Amount                Total
     -------------------------------    ----------------      ---------------
     Illinois                              $    948,669                8.80%
     Minnesota                                  751,126                6.97%
     Colorado                                   731,941                6.79%
     Texas                                      725,837                6.73%
     Massachusetts                              614,362                5.70%
     Georgia                                    605,336                5.62%
     Florida                                    547,017                5.08%
     All Other                                5,853,006               54.31%
                                        ================      ---------------
     TOTAL                                 $ 10,777,294              100.00%
                                        ================      ===============

                            Sale of Residential Loans

         The Company customarily sells all residential mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which currently are sold separately. Under ongoing programs established with Fannie Mae and Freddie Mac, the Company aggregates its conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. The Company's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. The Company pays certain fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. The Company then sells Freddie Mac, Fannie Mae and Ginnie Mae securities to securities dealers. Substantially all of the Company's agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Subprime and non-conforming mortgage loans are sold to private investors through whole loan sales or securitizations.

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

                           Residential Loan Servicing

         Residential loan servicing includes collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections of the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering mortgage loans. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. Failure to service the mortgage loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees.

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

         In addition to servicing its mortgage servicing rights portfolios, the Company also subservices mortgage servicing rights portfolios during the period of approximately 90 days between the date the Company has sold the related servicing rights and the transfer date. In the future, the Company also may seek other subservicing business.

         The Company receives fees for servicing residential mortgage loans, ranging generally from 0.25% to 0.44% per annum on the declining unpaid principal balances of the loans. Servicing fees are collected by the Company from monthly mortgage loan payments. Other sources of loan servicing revenues include fees incidental to the services provided.

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

         The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company's residential mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 1997.

                        Days Delinquent

                         30                       2.13%
                         60                       0.43%
                         90+ days                 0.22%
                                               -------------
                         Total Delinquencies      2.78%
                                               =============

         At December 31, 1997, the Company's owned mortgage servicing rights portfolio had an underlying unpaid principal balance of $7.1 billion. The portfolio generally reflected characteristics representative of the then-current market conditions and had a weighted average note rate of 7.69%, which is somewhat higher than for current production.

         In 1997, the Company produced or purchased servicing rights associated with loans having an aggregate underlying principal balance of $10.8 billion and had an average balance of aggregate underlying unpaid principal balance of loans being serviced of $9.5 billion. Typically, the Company sells the majority of its produced agency-eligible mortgage servicing rights between 90 days and 180 days of purchase. Nevertheless, certain market and operating characteristics, including original costs, adjusted basis, market values, coupon rates, delinquency rates and current prepayment rates are considered to determine whether mortgage servicing rights should be held for longer periods of time.

         The following table provides certain information regarding the Company's residential mortgage servicing rights portfolio at December 31, 1997.

                                                                                     Percentage of
                                                               Unpaid Principal      Total Unpaid
            Year of           Number of     Percentage of          Amount              Principal
          Origination           Loans        Total Loans       ($ in Thousands          Amount
        ---------------       ---------     -------------     -----------------      -------------
        1991 or earlier          3,355            4.3%           $   156,609              2.2%
              1992               9,302           12.1%               640,625              9.0%
              1993              11,743           15.2%               932,324             13.1%
              1994               7,140            9.3%               644,322              9.1%
              1995               2,794            3.6%               242,495              3.4%
              1996               5,614            7.3%               579,925              8.1%
              1997              37,181           48.2%             3,928,922             55.1%
                              ---------      ------------      ----------------      --------------
              Total             77,129         100.00%           $ 7,125,222           100.00%
                              =========      ============      ================      ==============

         The following table sets forth the Company's residential mortgage servicing rights portfolio by loan type:

($ in Thousands)                                               At December 31, 1997
                                  -------------------------------------------------------------------------------
                                                       Aggregate              Weighted              Weighted
                                     Number            Principal              Average                Average
          Loan Type                 of Loans            Balance                Coupon              Service Fee
------------------------------    -------------      ---------------      -----------------      ----------------
FHA                                     14,504          $ 1,059,260            7.54%                 0.5035%
VA                                       4,704              407,821            7.89%                 0.4837%
FNMA                                    29,927            2,789,364            7.72%                 0.4035%
FHLMC                                   20,022            2,042,698            7.85%                 0.3402%
FmHA                                         5                  282            9.07%                 0.4400%
Private                                  1,099               86,543            8.31%                 0.2855%
Warehouse                                6,868              739,254            7.17%                 0.3365%
                                  -------------      ---------------      -----------------      ----------------
TOTAL                                   77,129          $ 7,125,222            7.69%                 0.3993%
                                  =============      ===============      =================      ================

         The Company's mortgage servicing rights portfolio is generally divided into two segments. The portion of the portfolio that is generated by current loan production is classified as "held-for-sale," and the portion of the portfolio that was acquired through bulk acquisitions or retained for production of servicing income is classified as "available-for-sale." The Company's held-for-sale portfolio had an aggregate underlying unpaid principal balance of $2,928.4 million at December 31, 1997. The Company's available-for-sale portfolio had an aggregate underlying unpaid principal balance of $4,196.8 million at December 31, 1997.

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

                          AVAILABLE-FOR-SALE PORTFOLIO


    ($ in Thousands)                           At December 31, 1997
                                ----------------------------------------------------
                                      Aggregate               Percentage of Total
                                      Principal                 Unpaid Principal
 Mortgage Interest Rate                Balance                       Amount
-------------------------       -----------------------      -----------------------
    Less than 7.00%                        $   398,071                        9.48%
     7.00% - 7.49%                             578,209                       13.78%
     7.50% - 7.99%                           1,165,881                       27.78%
     8.00% - 8.49%                           1,124,313                       26.79%
     8.50% - 8.99%                             694,563                       16.55%
     9.00% - 9.49%                             156,054                        3.72%
   Greater than 9.49%                           79,734                        1.90%
                                -----------------------      -----------------------
         TOTAL                             $ 4,196,825                      100.00%
                                =======================      =======================


         The following table sets forth the geographic distribution of the Company's available-for-sale portfolio for those states representing more than 3% of the portfolio:


($ in Thousands)                           At December 31, 1997
                          ------------------------------------------------------
                              Aggregate                    Percent of
                              Principal                 Total Aggregate
       State                   Balance              Principal Balance Amount
---------------------     -------------------   --------------------------------
Massachusetts                    $   537,922                12.82%
Connecticut                          396,194                 9.44%
New York                             385,572                 9.19%
California                           295,735                 7.05%
Texas                                289,305                 6.89%
Florida                              236,683                 5.64%
New Jersey                           180,250                 4.29%
Ohio                                 174,387                 4.16%
Illinois                             141,518                 3.37%
Georgia                              130,001                 3.09%
All others                         1,429,258                34.06%
                          -------------------   --------------------------------
   TOTAL                         $ 4,196,825               100.00%
                          ===================   ================================

         The following table sets forth certain information regarding the aggregate underlying unpaid principal balance of the mortgage loans in the held-for-sale portfolio serviced by the Company. The table includes both fixed and adjustable rate loans.

                             HELD-FOR-SALE PORTFOLIO

($ in Thousands)                            At December 31, 1997
                              --------------------------------------------------
                                     Aggregate            Percentage of Total
                                     Principal              Unpaid Principal
 Mortgage Interest Rate               Balance                    Amount
-------------------------     ------------------------   -----------------------
    Less than 6.00%                       $    88,592                     3.06%
     6.00% - 6.49%                            144,950                     5.00%
     6.50% - 6.99%                            221,685                     7.65%
     7.00% - 7.49%                            725,863                    25.05%
     7.50% - 7.99%                          1,330,636                    45.92%
     8.00% - 8.49%                            292,665                    10.10%
     8.50% - 8.99%                             87,677                     3.03%
   Greater than 9.00%                           5,387                     0.19%
                              ------------------------   -----------------------
         TOTAL                            $ 2,897,455                   100.00%
                              ========================   =======================

         To help the Company manage its risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio should interest rates fall below a certain level. For a more detailed discussion of interest rate floor contracts, see Note 18 of the Company's Consolidated Financial Statements, found in the Company's accompanying 1997 Annual Report to Shareholders included herein and hereby incorporated by reference.

                               Leasing Operations

         The Company's leasing division, Republic Leasing, acquired on December 31, 1997, originates and services small-ticket equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. At December 31, 1997 Republic Leasing managed a lease servicing portfolio of $123.5 million. Of this managed lease portfolio, $49.1 million was owned and $74.4 million was serviced for investors.

                         Commercial Mortgage Operations

         In connection with its acquisition of RBC on December 31, 1997, the Company acquired RBC's subsidiary Laureate Realty. Laureate Realty originates commercial mortgage loans for various insurance companies and other investors, primarily in Alabama, Florida, Indiana, North Carolina, South Carolina, Tennessee and Virginia. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate Realty retains the right to service the loans under a servicing agreement. At December 31, 1997, Laureate Realty was servicing a commercial mortgage loan servicing portfolio of $2,760.2 million.

                             Financing of Operations

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $670 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 1998. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $130 million, plus net income subsequent to July 31, 1996, and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans and
(iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability to pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or to engage significantly in any type of business unrelated to the mortgage banking business and the servicing of mortgage loans.

         Additionally, the Company entered into a $200 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts on July 29, 1998, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale". A $70 million portion of the revolver facility matures on July 29, 1998, and is secured by the Company's servicing portfolio designated as "held-for-sale". A $50 million portion of the revolver facility matures on July 29, 1998, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

         The Company has also entered into a $200 million, 364-day term subprime revolving credit facility, which expires in July 1998. The facility includes covenants identical to those as described above with respect to the warehouse line of credit.

         The Company was in compliance with the above-mentioned debt covenants at December 31, 1997. Although management anticipates continued compliance, there can be no assurance that the

Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

         The Company has also entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

         The Company entered into a $6.6 million note agreement in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those described above.

         RBC has a 364-day $50 million revolving credit facility to provide interim financing for its leasing portfolio. The warehouse credit agreement matures in June 1998 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RBC which restrict RBC's ability to incur debt, encumber assets, other than as collateral for the facility, sell assets, merge, declare or pay any dividends or change its corporate by-laws or certificate of incorporation.

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

                                   Seasonality

         The residential mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peak during the spring and summer seasons and decline to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates. The residential mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of the portfolio is generally higher in periods of greater mortgage loan originations. The commercial mortgage and small-ticket equipment leasing industries are generally not considered seasonal industries.

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

         Both the small-ticket equipment leasing industry and the commercial mortgage banking industry are highly competitive. The Company is subject to competition from other equipment leasing and commercial mortgage banking companies some of which may be better capitalized. The Company does not have a significant market share of equipment leasing or commercial mortgage banking in the areas in which it conducts operations.

                                  Concentration

         The Company typically sells the mortgage servicing rights associated with its mortgage production into forward sales contracts. Additionally, from time to time, the Company will sell residential mortgage servicing rights from its available for sale portfolio. In 1997, approximately 37%, 36% and 11% of its sales under these forward sales contracts were to three major customers. In 1996 approximately 46%, 23% and 16% of its sales under these forward sales contracts were to three major customers.

         The growth and profitability of the equipment lease business are dependent to a large extent on its ability to finance an increasing balance of leases held in portfolio or to sell leases to and service leases for third parties. Currently, the Company has in place a $50 million lease financing facility and an agreement to offer to sell equipment leases to only one client; however, neither party is obligated to buy or sell. The client has acquired leases on a regular basis from RBC since December 1996, but there is no assurance of future sales. At December 31, 1997, approximately 19% and 10% of the Company's net lease receivables were located in the states of California and Florida, respectively. At December 31, 1997, approximately 18% and 11% of the Company's net lease receivables were collateralized by computer equipment and titled equipment, respectively. Otherwise, there are no geographic, equipment type or lessee industry concentrations greater than 10%.

         At December 31, 1997, 40% of commercial mortgage loans serviced were for a single customer. In addition, at December 31, 1997, the Company was servicing $74,405 of leases for third parties, 94% of which was serviced for a single customer. The loss of these clients could have a material adverse effect on the equipment leasing and commercial mortgage businesses.

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

                                   Regulation

         The operations of the Company are subject to extensive regulation by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions that, among other things, regulate credit-granting activities, require disclosures to customers, govern secured transactions and establish collection, repossession and claims handling procedures and other trade practices. The Company is subject to the rules and regulations of the FHA, Freddie Mac, Fannie Mae,

Ginnie Mae, HUD, the VA and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans.

         In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting such activities. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act and its related regulations, which prohibits discrimination, and the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder, which require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, respectively. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class-action lawsuits and administrative enforcement actions.

         Certain states require that interest be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums. Currently there are 11 states in which the Company does business where it is required to pay interest on escrow accounts. Loans from these 11 states amounted to approximately 39.4% of the Company's mortgage servicing rights portfolio at December 31, 1997. The amount of interest paid on escrow accounts for 1997 was approximately $471,000.

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

         There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of licenses in all states in which it does business that require such licenses. Conventional mortgage loans also may be subject to state usury statutes.

                                    Employees

         As of December 31, 1997, the Company had approximately 1,341 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

                      Executive Officers of the Registrant

         EDWARD J. SEBASTIAN, age 51, has been Chairman and Chief Executive Officer of the Company since September 1992. He is also Chairman of the Board and Chief Executive Officer of RBC, a position he has held since RBC was founded by him in September 1986.

         DAVID W. JOHNSON, JR., age 49, has been Vice Chairman of the Company since October 1992 and Managing Director since July 1993. He joined the Company in May 1989 when it was a division of Republic National Bank (Republic). From that time and until June 3, 1993, he was an Executive Vice President of Republic.

         RICHARD M. DUNCAN, age 49, has been Senior Executive Vice President of Production since January 1997. Previously he had been Executive Vice President of Production since January 1995. He has been with the Company since May 1994, joining it as Senior Vice President of Business Development. From May 1984 through April 1994, Mr. Duncan was an Executive Vice President of Fleet Mortgage Group, Inc.

         STEVEN F. HERBERT, age 42, has been Senior Executive Vice President and Chief Financial Officer of the Company since January 1997. Previously, he had been Executive Vice President and Chief Financial Officer since July 1995. From September 1985 through June 1995, Mr. Herbert was employed by Price Waterhouse LLP, most recently as the Client Services Director of the Columbia, South Carolina office.


ITEM 2.  PROPERTIES

         The Company's corporate and administrative headquarters, which is owned by the Company, is located in Columbia, South Carolina. This facility comprises a building having approximately 120,000 square feet which houses its loan production and administrative operating groups and 16.5 acres of land. The Company purchased an additional 17.9 acres of land adjacent to the above property in January 1996. In addition, the Company leases a 56,000 square foot facility in Columbia, South Carolina which houses its loan servicing operations. The Company has leased smaller amounts of office space in Columbia, South Carolina and in 25 other states, consisting primarily of its leasing, commercial mortgage, wholesale and retail branch offices and regional underwriting centers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The only matters submitted to a vote of shareholders during the quarter ended December 31, 1997 were the following matters, all of which were submitted to the shareholder at the 1997 Annual Meeting held on December 31, 1997:

         1. The shareholders approved and adopted the Merger Agreement dated as of April 18,1997, as amended by the First Amendment to Agreement of Merger dated September 18, 1997, and the Second Amendment to Agreement of Merger dated November 12, 1997 among the Company, RBC Merger Sub, Inc. and Resource Bancshares Corporation, the merger contemplated thereby and the issuance of shares of Common Stock of the Company in connection therewith. There were 17,568,565 votes for, with 7,941 abstentions, and 15,426 votes against.

         2. The shareholders approved and adopted an amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of RBMG Common Stock from 25,000,000 to 50,000,000 shares. There were 17,457,960 votes for, with 7,227 abstentions, and 181,206 votes against.

         3. The shareholders elected John C. Baker and Robin C. Kelton to serve as directors of the Company for three year terms expiring at the 2001 annual meeting of shareholders. Mr. Baker received 18,779,904 votes for and 11,915 votes were withheld. Mr. Kelton received 18,779,204 votes for and 12,615 votes were withheld.

         4. The shareholders approved the Company's Amended and Restated Omnibus Stock Award Plan. There were 15,649,156 votes for, with 16,777 abstentions, and 2,029,267 votes against.

         5. The shareholders approved Amendment No. 1 to the Company's Formula Stock Option Plan. There were 17,210,115 votes for, with 16,693 abstentions, and 468,392 votes against.

         6. The shareholders also voted to approve and adopt a Non-Qualified Stock Option Plan. There were 15,821,600 votes for, with 17,971 abstentions, and 1,855,629 votes against.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System. Additional information required by this item is set forth under the captions "Stock Data" and "Corporate Information" in the Company's accompanying 1997 Annual Report to Shareholders and is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Highlights" in the Company's accompanying 1997 Annual Report to Shareholders is hereby incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including all tables presented under that caption) in the Company's accompanying 1997 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information set forth in the Company's accompanying 1997 Annual Report to shareholders is hereby incorporated herein by reference:

         The Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc., together with the report thereon of Price Waterhouse LLP dated January 26, 1998, including all Notes to such Consolidated Financial Statements.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth (i) under the caption "Proposal No. 1: Election of Directors" in the definitive 1998 Proxy Statement of the Company furnished to shareholders in connection with its 1998 Annual Meeting (the "1998 Proxy Statement"), with respect to the name of each nominee or director, his age, his positions and offices with the registrant, his business experience, his directorships in other public companies and his service on the registrant's Board of Directors, and (ii) under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement with respect to
Section 16 matters is hereby incorporated herein by reference. Information with respect to executive officers is set forth in Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the remuneration of executive officers and directors and certain other matters set forth in the 1998 Proxy Statement (i) under the caption "Compensation of Officers and Directors" and (ii) under the caption "Compensation Committee Interlocks and Insider Participation" to the extent such information is required by Item 402 of Regulation S-K to be set forth herein is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of (i) persons who beneficially own 5% or more of the outstanding shares of the Company's common stock, par value $.01 per share, (ii) directors, nominees and named executive officers individually and (iii) directors and executive officers as a group set forth in the 1998 Proxy Statement under the caption "Beneficial Ownership" is, to the extent such information is required by Item 403 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to relationships and related transactions between the Company and any director, nominee for director, executive officer, security holder owning 5% or more of the Company's voting securities or any associate or member of the immediate family of any of the above, as set forth in the 1998 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" is, to the extent such information is required by
Item 404 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this report:


                             Page In Annual Report*

(1)      Consolidated Financial Statements as of December 31, 1997:

Consolidated Balance Sheet at December 31, 1997 and 1996  ......................
Consolidated Statement of Income for each of the years in the period ended
         December 31, 1997  ....................................................
Consolidated Statement of Changes in Stockholders' Equity
         for each of the years in the period ended December 31, 1997  ..........
Consolidated Statement of Cash Flows for each of the years in the period ended
         December 31, 1997  ....................................................
Notes to Consolidated Financial Statements  ....................................

         * Incorporated by reference from the indicated pages of the 1997 Annual Report to Shareholders.

(2) All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to E).

b.  Not applicable

c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to E).

d.  Not applicable

With the exception of the information herein expressly incorporated by reference, the Company's 1997 Annual Report to Shareholders and 1998 Proxy Statement are not deemed filed as part of this Annual Report on Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RESOURCE BANCSHARES MORTGAGE GROUP, INC.


Date: March 26, 1998                  By: s/Edward J. Sebastian
                                          --------------------------------------
                                          Edward J. Sebastian
                                          Chairman of the Board and Chief
                                          Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date
--------------------------------------------------------------------------------

s/ Edward J. Sebastian        Chairman of the Board and Chief    March 26, 1998
-------------------------     Executive Officer and Director
Edward J. Sebastian           (principal executive officer)

s/ Steven F. Herbert          Senior Executive Vice President    March 26, 1998
-------------------------     and Chief Financial Officer
Steven F. Herbert             (principal financial and
                              accounting officer)

s/ David W. Johnson, Jr.      Vice Chairman of the Board         March 26, 1998
-------------------------     and Managing Director
David W. Johnson, Jr.

s/ John W. Currie             Secretary and Director             March 26, 1998
-------------------------
John W. Currie

s/ John C. Baker              Director                           March 26, 1998
-------------------------
John C. Baker

                              Director
-------------------------
Stuart M. Cable

s/ Boyd M. Guttery            Director                           March 26, 1998
-------------------------
Boyd M. Guttery

                              Director
-------------------------
Robin C. Kelton

s/ John O. Wolcott            Director                           March 26, 1998
-------------------------
John O. Wolcott

                                INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION                                                                     PAGE
-----------               -----------                                                                     ----
 3.1     Restated Certificate of Incorporation of the Registrant incorporated by reference to               *
         Exhibit 3.3 of the Registrant's Registration No. 33-53980

 3.2     Certificate of Amendment of Certificate of Incorporation of the Registrant                        ___

 3.3     Certificate of Designation of the Preferred Stock of the Registrant                                *
         incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on
         February 8, 1998

 3.4     Amended and Restated Bylaws of the Registrant incorporated by reference to                         *
         Exhibit 3.4 of the Registrant's Registration No. 33-53980

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by                                  *
         reference to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2     Right Agreement Plan dated as of February 6, 1998 between the                                     *
         Registrant and First Chicago Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

 4.3     Second Amended and Restated Secured Revolving /Term Credit Agreement                               *
         dated as of July 31, 1996, between the Registrant and the Banks
         Listed on the Signature Pages Thereof, Bank One, Texas, National
         Association, First Bank National Association, NationsBank of Texas,
         N.A. and Texas Commerce Bank, National Association, as Co-agents and the Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1996

 4.4     Second Amended and Restated Revolving/Term Security Collateral Agency                              *
         Agreement dated as of July 31, 1996, between the Registrant and The
         Bank of New York as Collateral Agent and Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form 10-Q for the period ended September 30, 1996

 4.5     Amendment No. 1 dated as of July 30, 1997 to and under the Second                                  *
         Amended and Restated Secured Revolving/Term Credit Agreement dated as of July 31, 1996, among the Registrant, the Banks and Co-Agents named therein and The Bank of New York as Collateral Agent

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

10.5     Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6                *
         of the Registrant's Registration No. 33-53980

                                        A


EXHIBIT NO.               DESCRIPTION                                                                      PAGE
-----------               -----------                                                                      ----
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

                                        B


EXHIBIT NO.               DESCRIPTION                                                                      PAGE
-----------               -----------                                                                      ----
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

10.22    Amended Resource Bancshares Mortgage Group, Inc. Successor Employee                                 *
         Stock Ownership Trust Agreement dated December 1, 1994, between the
         Registrant and Marine Midland Bank incorporated by reference to Exhibit
         10.30 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

10.23    ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant                     *
         and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1994

10.24    Employment Agreement dated June 30, 1995, between the Registrant and                                *
         Steven F. Herbert incorporated by reference to Exhibit 10.34 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.25    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of                             *
         the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.26    Amended and Restated Omnibus Stock Award Plan incorporated by reference to Exhibit 99.10            *
         of the Registant's Registration No. 333-29245 filed on December 1, 1997

10.27    Employment Agreement dated September 25, 1995, between the Registrant and                           *
         Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995

10.28    Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant          *
         and the South Carolina Department of Labor, Licensing and Regulation dated
         December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.29    First Amendment to Registration Rights Agreement dated March 11, 1996,                              *
         between the Registrant and RBC incorporated by reference to Exhibit
         10.40 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995



                                        C


EXHIBIT NO.               DESCRIPTION                                                                      PAGE
-----------               -----------                                                                      ----

10.30    First Amendment to Employee Stock Ownership Plan dated October 31, 1995                             *
         incorporated by reference to Exhibit 10.41 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.31    Amendment to Pension Plan effective January 1, 1995 incorporated by                                 *
         reference to Exhibit 10.42 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995

10.32    Second Amendment to Employee Stock Ownership Plan dated August 12, 1996                             *
         incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1996

10.33    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan                            *
         dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.34    Amended and Restated Retirement Savings Plan dated  April 1, 1996                                   *
         incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996

10.35    First Amendment to Amended  and Restated Retirement Savings Plan dated as of                        *
         November 8, 1996 incorporated by reference to Exhibit 10.35 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.36    ESOP Loan and Security Agreement dated May 3, 1996, between the                                     *
         Registrant and The Resource Bancshares Mortgage Group, Inc. Employee
         Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1996

10.37    Second Amendment to Amended and Restated Retirement Savings Plan dated                              *
         January 1997, incorporated by reference to Exhibit 10.38 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.38    Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)                                 *
         incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.39    Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock                                   *
         Option Plan), incorporated by reference to Exhibit 10.41 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1997

10.40    First Amendment to the Formula Stock Option Plan incorporated by                                    *
         reference to Exhibit 99.8 of the Registrant's Registration No.
         333-29245 as filed on December 1, 1997

10.41    (A)  Agreement of Merger dated April 18, 1997 between  Resource Bancshares                          *
         Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource Bancshares Corporation
         incorporated by reference to Annex A of the Registrant's Registration No. 333-29245



                                        D


EXHIBIT NO.               DESCRIPTION                                                                     PAGE
-----------               -----------                                                                     ----

         (B) First Amendment to Agreement of Merger dated April 18, 1997 between                            *
         Resource Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
         Resource Bancshares Corporation incorporated by reference to Exhibit
         10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997

         (C) Second Amendment to Agreement of merger dated April 18, 1997                                   *
         between Resource Bancshares Mortgage Group, Inc., RBC merger Sub,
         Inc. and Resource Bancshares Corporation incorporated by reference to
         Exhibit 2.2 of the Registrant's Registration No. 333-29245

10.42    (A) Mutual Release and Settlement Agreement between the Registrant, Lee E. Shelton                 *
         and Constance P. Shelton dated January 31, 1997 incorporated by reference to Exhibit
         10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement between                                   *
         Registrant, Lee E. Shelton and Constance P. Shelton dated January 31,
         1997 incorporated by reference to Exhibit 10.44 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1997

10.43    Note Agreement between the Registrant and UNUM Life Insurance Company of
         America dated May 16, 1997 incorporated by reference to Exhibit 10.45 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997                      *

11.1     Statement re Computation of Net Income per Share                                                 _____

13.1     1997 Annual Report to Shareholders                                                               _____

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


                                        E