Form 10-Q
period 1998-03-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1998-05-15
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number 000-21786


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
             (Exact name of registrant as specified in its charter)


STATE OF DELAWARE                                       57-0962375
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7909 Parklane Road, Columbia, SC                                        29223
(Address of Principal Executive Office)                               (Zip Code)


Registrant's telephone number, including area code   (803)741-3000

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES     X          NO
     -------           -------

The number of shares of common stock of the Registrant outstanding as of April 30, 1998, was 23,542,105.


                                     Page 1
                          Exhibit Index on Pages A to E

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended March 31, 1998

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                      3


            Consolidated Statement of Income                                4


            Consolidated Statement of Changes in Stockholders' Equity       5


            Consolidated Statement of Cash Flows                            6


            Notes to Consolidated Financial Statements                      7


ITEM 2.     Management's Discussion and Analysis of                         8
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION                                              32

ITEM 2.     Changes in Securities and Use of Proceeds

ITEM 6.     Exhibits and Reports on Form 8-K                               32


SIGNATURES                                                                 33


EXHIBIT INDEX                                                              A-E

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                          March 31,        December 31,
                                                             1998              1997
                                                         -----------       -----------
ASSETS                                                   (Unaudited)

Cash                                                     $    15,378       $    13,546
Receivables                                                   88,475            87,702
Trading Securities:
   Mortgage-backed securities                                322,514           334,598
   Residual interest in subprime securitizations              22,936            19,684
Mortgage loans held for sale                               1,318,523           844,590
Lease receivables                                             58,191            51,494
Mortgage servicing rights, net                               145,676           127,326
Premises and equipment, net                                   29,546            27,723
Accrued interest on loans held for sale                        5,129             4,372
Goodwill and other intangibles                                15,252            15,519
Other assets                                                  36,293            30,375
                                                         -----------       -----------

   Total assets                                          $ 2,057,913       $ 1,556,929
                                                         ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term borrowings                                 $ 1,679,774       $ 1,224,489
   Long-term borrowings                                        6,438             6,461
   Accrued expenses                                           25,537            24,262
   Other liabilities                                         124,650            86,578
                                                         -----------       -----------

   Total liabilities                                       1,836,399         1,341,790
                                                         -----------       -----------

Stockholders' equity
   Common stock                                                  312               311
   Additional paid-in capital                                300,746           299,516
   Retained earnings                                          26,153            17,763
   Common stock held by subsidiary at cost                   (98,953)          (98,953)
   Treasury stock                                             (3,034)
   Unearned shares of employee stock ownership plan           (3,710)           (3,498)
                                                         -----------       -----------

   Total stockholders' equity                                221,514           215,139
                                                         -----------       -----------

   Total liabilities and stockholders' equity            $ 2,057,913       $ 1,556,929
                                                         ===========       ===========


          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)



                                                                  For the Three Months Ended
                                                                            March 31,
                                                                -------------------------------

                                                                    1998              1997
                                                                ------------       ------------
REVENUES
     Interest income                                            $     22,981       $     13,455
     Interest expense                                                (18,689)            (9,720)
                                                                ------------       ------------
     Net interest income                                               4,292              3,735
     Net gain on sale of mortgage loans                               40,545             17,027
     Gain on sale of servicing rights                                    628              1,491
     Servicing fees                                                    9,080              7,535
     Other income                                                        974                269
                                                                ------------       ------------
          Total revenues                                              55,519             30,057
                                                                ------------       ------------
EXPENSES
     Salary and employee benefits                                     21,862             12,264
     Occupancy expense                                                 2,780              1,592
     Amortization of servicing rights                                  5,629              4,108
     General and administrative expenses                               9,792              4,875
                                                                ------------       ------------
          Total expenses                                              40,063             22,839
                                                                ------------       ------------

     Income before income taxes                                       15,456              7,218
     Income tax expense                                               (5,875)            (2,748)
                                                                ------------       ------------
     Net income                                                 $      9,581       $      4,470
                                                                ============       ============

     Weighted average common shares outstanding -- Basic          23,060,458         19,838,701
                                                                ============       ============

     Net income per common share -- Basic                       $       0.42       $       0.23
                                                                ============       ============

     Weighted average common shares outstanding -- Diluted        23,505,793         20,232,186
                                                                ============       ============

     Net income per common share -- Diluted                     $       0.41       $       0.22
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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                               Unearned
                                  Common Stock        Additional           Shares of Employee    Common                   Total
   Three Months Ended         --------------------    Paid-in     Retained  Stock Ownership  Stock Held by  Treasury   Stockholders'
    March 31, 1997              Shares     Amount     Capital     Earnings      Plan          Subsidiary     Stock        Equity
------------------------      ----------  --------    -------     -------      -------        -----------   --------   -------------
Balance, December 31, 1996    19,285,020   $   193    $149,653     $12,007     $(4,552)                                 $157,301

Issuance of restricted stock      23,528         *         328                                                               328
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                3,290         *          42         (26)                                                   16
Cash dividends                                                        (579)                                                 (579)
Shares committed to be
    released under ESOP                                     29                     111                                       140
Net income                                                           4,470
Total comprehensive income                                                                                                 4,470
                              -----------  -------    --------     -------     -------         ---------     ---------  --------

Balance, March 31, 1997       19,311,838   $   193    $150,052     $15,872     $(4,441)                                 $161,676
                              ===========  =======    ========     =======     =======         =========     =========  ========



                                                                               Unearned
                                  Common Stock        Additional           Shares of Employee    Common                   Total
   Three Months Ended         --------------------    Paid-in     Retained  Stock Ownership  Stock Held by  Treasury   Stockholders'
    March 31, 1998              Shares     Amount     Capital     Earnings     Plan           Subsidiary     Stock        Equity
------------------------      ----------  --------    -------     -------     -------         -----------   --------  --------------

Balance, December 31, 1997    31,120,383     $ 311     $ 299,516   $ 17,763    $ (3,498)      $ (98,953)                $ 215,139

Issuance of restricted stock      20,056         *           328                                                              328
Cash dividends                                                       (1,161)                                               (1,161)
Exercise of stock options         60,932         1           403                                                              404
Shares committed to be
    released under ESOP                                      162                    288                                       450
Loans to Employee Stock
    Ownership Plan                                                                 (500)                                     (500)
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan               22,167         *           337        (30)                                                  307
Purchase of 200,000 shares
    of treasury stock                                                                                       $ (3,034)      (3,034)
Net income                                                            9,581
Total comprehensive income                                                                                                  9,581
                              ----------   -------     ---------   --------    --------       ---------     --------    ---------

Balance, March 31, 1998       31,223,538     $ 312     $ 300,746   $ 26,153    $ (3,710)      $ (98,953)    $ (3,034)   $ 221,514
                              ==========   =======     =========   ========    ========       =========     ========    =========


* Amount less than $1




          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended March 31,
                                                                                    1998                1997
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
    Net income                                                                   $     9,581       $     4,470
    Adjustments to reconcile net
       income to cash used in operating activities:
       Depreciation and amortization                                                   6,984             4,856
       Employee Stock Ownership Plan compensation                                        450               140
       Provision for estimated foreclosure losses                                      1,962               265
       Increase in receivables                                                          (773)           (3,170)
       Acquisition of mortgage loans                                              (4,116,642)       (2,169,288)
       Proceeds from sales of mortgage loans and mortgage-backed securities        3,693,418         2,004,835
       Acquisition of mortgage servicing rights                                      (79,299)          (62,007)
       Sales of mortgage servicing rights                                             56,367            39,159
       Net gain on sales of mortgage loans and servicing rights                      (41,173)          (18,518)
       Decrease in accrued interest on loans                                            (757)           (1,279)
       Increase in lease receivables                                                  (6,697)
       Increase in other assets                                                       (6,329)              910
       Increase in residual certificates                                              (3,252)
       Increase in accrued expenses and other liabilities                             39,347             6,323
--------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                                 (446,813)         (193,304)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of premises and equipment, net                                          (2,961)             (700)
--------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                   (2,961)             (700)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       8,523,846         5,891,276
    Repayment of borrowings                                                       (8,068,584)       (5,695,677)
    Issuance of restricted stock                                                         328               328
    Shares issued under Dividend Reinvestment and Stock Purchase Plan
      and Stock Investment Plan                                                          307                16
    Debt issuance costs                                                                                   (175)
    Cash dividends                                                                    (1,161)             (579)
    Acquisition of treasury stock                                                     (3,034)
    Exercise of stock options                                                            404
    Loans to Employee Stock Ownership Plan                                              (500)
--------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                              451,606           195,189
--------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                   1,832             1,185
Cash, beginning of period                                                             13,546             2,492
--------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                              $    15,378       $     3,677
--------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


Note 1 - Basis of Presentation:

     The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 1997, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
     128), which is effective for financial statements issued for periods ending after December 15, 1997 and has retroactively restated to report its earnings per share on a comparable basis for all periods presented.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The most common components of other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains and losses on available-for-sale securities. SFAS No. 130 does not require a specific format for the new statement, but does require that an amount representing total comprehensive income be reported. SFAS No. 130 is required to be adopted for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 for the full-year 1998.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of (a) financial and descriptive information about reportable operating segments, (b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to the Company's financial statements and
     (c) information regarding revenues derived from the Company's products and services, information about major customers and information related to geographic areas. SFAS No 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 for the full-year 1998.

          In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 132 for the full-year 1998.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1997 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Statements included in this discussion and analysis (or elsewhere in this document) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described in the Company's Joint Proxy Statement/ Prospectus dated December 2, 1997: (i) interest rate risks; (ii) changes in economic conditions; (iii) competition;
(iv) possible changes in regulations and related matters; (v) litigation affecting the mortgage banking business; (vi) delinquency and default risks;
(vii) changes in the market for servicing rights, mortgage loans and lease receivables; (viii) environmental matters; (ix) changes in the demand for mortgage loans and (x) availability of funding sources and other risks and uncertainties, discussed elsewhere herein, in the Company's Joint Proxy Statement/ Prospectus dated December 2, 1997 or from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

THE COMPANY

     The Company is a diversified financial services company engaged primarily in the business of mortgage banking, through the origination and purchase (through a nationwide network of correspondents, brokers and retail offices), sale and servicing of agency-eligible and subprime residential, single-family, first-mortgage loans and the purchase and sale of servicing rights associated with such loans. In addition, the Company originates, sells and services small ticket commercial equipment leases and originates, sells, underwrites for investors and services commercial mortgage loans.

PRODUCTION

     The Company purchases residential mortgage loans from its correspondents and through its wholesale division and until its sale in May 1998, originated mortgage loans through its retail division. The Company also purchases and originates subprime mortgage loans through a separate division. The Company also originates commercial mortgage loans and leases small ticket equipment items.

     A summary of production by source for the periods indicated is set forth below:

($ IN THOUSANDS)                                           QUARTER ENDED MARCH 31,
                                                          --------------------------
                                                             1998             1997
                                                          ----------      ----------
Loan Production:
    Correspondent Division                                $2,891,746      $1,605,726
    Wholesale Division                                       734,860         388,905
    Retail Division                                          187,881         127,900
                                                          ----------      ----------
Total Agency-Eligible Loan Production                      3,814,487       2,122,531
    Subprime Division                                        109,640          46,757
    Commercial Mortgage (for Investors and Conduits)         192,515
    Leases                                                    12,840
                                                          ----------      ----------
Total Production                                          $4,129,482      $2,169,288
                                                          ==========      ==========

     Initially, the Company was exclusively focused on purchasing agency-eligible mortgage loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 and a subprime division in 1997. Management anticipates that its higher margin wholesale and subprime production will continue to account for an increasing percentage of total mortgage loan production as those divisions are expanded more rapidly than the correspondent operations. In general, management has targeted as a near-term goal a production mix of approximately 70% correspondent, 25% wholesale and 5% subprime. In order to further diversify its sources of production and revenue, in December 1997, the Company acquired Resource Bancshares Corporation (RBC), through which the Company originates small ticket commercial equipment leases and commercial mortgage loans. These two new sources of production accounted for 5% of the Company's total first quarter 1998 production.

     A summary of key information relevant to industry residential mortgage loan production activity is set forth below:

($ IN THOUSANDS)                                                         AT OR FOR THE QUARTER ENDED MARCH 31,
                                                                        --------------------------------------
                                                                            1998                    1997
                                                                        -------------           -------------
U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                              $ 310,000,000           $ 172,000,000
    Adjustable Rate Mortgage Market Share                                         13%                     25%
    Estimated Fixed Rate Mortgage Originations                            270,000,000             129,000,000

Company Information:
    Agency-Eligible Loan Production                                     $   3,814,487           $   2,122,531
    Estimated Company Market Share                                              1.23%                   1.23%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's total agency-eligible residential mortgage production increased by 80% for the first quarter of 1998 as compared to the first quarter of 1997. The Company's estimated share of the U.S. 1-4 family mortgage originations remained essentially constant for these periods and the Company remained among the nation's top 15 mortgage originators for the first quarter of 1998. The Company's 80% agency-eligible loan production increase directly correlates with the nationwide 80% increase in 1-4 family mortgage originations for the first quarter of 1998 as compared to the first quarter of 1997.

Correspondent Loan Production

     The Company purchases closed mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, larger mortgage brokers and smaller savings and loan associations and commercial banks, which have met the Company's approval requirements.

     The Company continues to emphasize correspondent loan production as its basic business focus because of the lower fixed expenses and capital investment required of the Company. That is, the Company has developed a cost structure that is more directly variable with loan production because the correspondent incurs most of the fixed costs of operating and maintaining branch offices and of identifying and interacting directly with loan applicants.

     A summary of key information relevant to the Company's correspondent residential loan production activities is set forth below:

   ($ IN THOUSANDS)                                        AT OR FOR THE QUARTER ENDED MARCH 31,
                                                       -----------------------------------------------
                                                               1998                      1997
                                                       ----------------------     --------------------

   Correspondent Loan Production                                 $ 2,891,746              $ 1,605,726
   Estimated Correspondent Market Share  (1)                           0.93%                    0.93%
   Approved Correspondents                                               900                      897

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's correspondent market share remained constant at 0.93% for the first quarters of 1998 and 1997, while the Company's total correspondent loan production increased by 80%. The increase in correspondent loan production is primarily a factor of the 80% nationwide increase in mortgage loan production. The number of approved correspondent lenders at the end of the first quarter of 1998 remained constant with that of the first quarter of 1997 as the Company focused on maintenance of those correspondent relationships most compatible with the Company's overall business strategies while continuing a disciplined and measured expansion through establishment of new correspondent relationships.

Wholesale Loan Production

     In May 1994, the Company began its expansion into the wholesale mortgage banking business. In connection therewith, the Company receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches also handle all shipping and follow-up procedures on loans. Typically mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing of the loans. Although the establishment of wholesale branch offices involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also provide for higher profit margins than correspondent loan production. Additionally, each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants.

     A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ IN THOUSANDS)                                                    AT OR FOR THE QUARTER ENDED MARCH 31,
                                                              ---------------------------------------------------
                                                                       1998                       1997
                                                             -------------------------   ------------------------

Wholesale Loan Production                                                   $ 734,860                  $ 388,905
Estimated Wholesale Market Share (1)                                            0.24%                      0.23%
Wholesale Division Operating Expenses                                       $   3,797                  $   2,234
Approved Brokers                                                                3,090                      2,423
Number of Branches                                                                 15                         13
Number of Employees                                                               146                        128

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The 89% ($346 million) increase in wholesale loan production, from $388.9 million for the first quarter of 1997 to $734.9 million during the first quarter of 1998, resulted from the 80% nationwide increase in loan production and the Company's addition of two new wholesale branches between the first quarter of 1997 and the first quarter of 1998. The increase in operating expenses for the wholesale division was primarily a result of the increased production. Wholesale division operating expenses as a percentage of production decreased 10% from 57 basis points in the first quarter of 1997 to 52 basis points in the first quarter of 1998.

     Strategically, management anticipates focusing in the near-term on significantly expanding its wholesale presence nationwide due to the relatively higher margins attributable to this channel. Management anticipates that the wholesale division will continue to account for an increasing percentage of the Company's total loan production.

Retail Loan Production

     During late 1997, the Company began reviewing the compatibility of the retail operation with its primary business focus. On March 11, 1998, the Company signed a definitive agreement with CFS Bank under which the Company sold the retail production franchise of Intercounty Mortgage, Inc. to CFS Bank effective May 1, 1998. Historically, the Company has focused on accumulation of loan production through third-party correspondent and wholesale broker channels because of the relatively lower fixed expenses and capital investments required, among other reasons. Management believes the sale of the retail operation will allow the Company to refocus on its core competency as a correspondent and wholesale mortgage lender.

     A summary of key information relevant to the Company's retail production activities is set forth below:

($ IN THOUSANDS)                                                      AT OR FOR THE QUARTER ENDED MARCH 31,
                                                                ---------------------------------------------------
                                                                       1998                           1997
                                                                --------------------           --------------------

Retail Loan Production                                                    $ 187,881                      $ 127,900
Estimated Retail Market Share (1)                                             0.06%                          0.07%
Retail Division Operating Expenses                                        $   3,919                      $   4,093
Number of Branches                                                                6                              6
Number of Employees                                                             186                            212

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     Retail loan production increased 47% for the first quarter of 1998 as compared to the first quarter of 1997. Retail division operating expenses as a percentage of production decreased from 320 basis points for the first quarter of 1997 to 209 basis points for the first quarter of 1998.

Subprime Loan Production

     During the past several years the Company has diversified its sources of agency-eligible loan production through de novo expansions into wholesale and retail operations. In 1997, this basic business strategy was supplemented by further diversification across markets through the Company's initial expansion into subprime lending activities. In connection therewith, the Company acquired Meritage Mortgage Corporation (Meritage), a wholesale producer of subprime mortgage loans, in April 1997. The Company's subprime division produced $110 million during the first quarter of 1998 or 3% of the Company's total first quarter 1998 residential mortgage loan production volume.

     Management anticipates significant expansion of its subprime division in 1998 as subprime branches opened or acquired in 1997 reach full year production levels, as additional wholesale subprime branches are opened and as subprime operations are introduced and made available through the Company's existing 15 branch agency-eligible wholesale network, and in the future, as products are introduced through the Company's existing nationwide correspondent production channel.

     A summary of key information relevant to the Company's subprime production activities is set forth below:

($ IN THOUSANDS)                                                   AT OR FOR THE QUARTER ENDED MARCH 31,
                                                             --------------------------------------------------
                                                                    1998                          1997
                                                             --------------------         ---------------------

Subprime Loan Production                                               $ 109,640                      $ 46,757
Subprime Division Operating Expenses                                   $   4,623                      $    441
Number of Brokers                                                            794
Number of Employees                                                          173                            16

     Subprime loan production increased by 134% to $110 million for the first quarter of 1998 as compared to $47 million during the first quarter of 1997. During the first quarter of 1997, the

Company's subprime division was in its startup stage and substantially all of the production for that quarter was purchased in bulk from Meritage prior to the Company's acquisition of Meritage.

Commercial Mortgage Production

     In connection with its acquisition of RBC on December 31, 1997, the Company acquired RBC's subsidiary, Laureate Realty. Laureate Realty originates commercial mortgage loans for various insurance companies and other investors. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate Realty retains the right to service the loans under a servicing agreement.

     A summary of key information relevant to the Company's commercial mortgage production activities is set forth below:

($ IN THOUSANDS)                                                                     AT OR FOR THE QUARTER ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                       1998                1997
                                                                                   --------------      -------------

Commercial Mortgage Production                                                         $ 192,515           N/A
Commercial Mortgage Division Operating Expenses                                        $   2,450           N/A
Number of Branches                                                                            10           N/A
Number of Employees                                                                           70           N/A

Lease Production

     The Company's leasing division, Republic Leasing, acquired on December 31, 1997, originates and services small-ticket equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States.

     A summary of key information relevant to the Company's lease production activities is set forth below:

($ IN THOUSANDS)                                                                     AT OR FOR THE QUARTER ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                       1998                1997
                                                                                   --------------      -------------

Lease Production                                                                        $ 12,840           N/A
Lease Division Operating Expenses                                                       $  1,220           N/A
Number of Brokers                                                                            207           N/A
Number of Employees                                                                           61           N/A

AGENCY-ELIGIBLE MORTGAGE SERVICING

     Agency-eligible mortgage servicing includes collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering mortgage loans.

     The Company is somewhat unique in that its strategy is to sell substantially all of its produced agency-eligible mortgage servicing rights to other approved servicers. In that regard, the Company believes it is the largest national supplier of agency-eligible servicing rights to the still-consolidating mega-servicers. Typically, the Company sells its agency-eligible mortgage servicing rights within 90 to 180 days of purchase or origination. However, for strategic reasons, the Company also strives to maintain a servicing portfolio whose size is determined by reference to the Company's cash operating costs which, in turn, are largely determined by the size of its loan production platform. By continuing to focus on the low-cost correspondent and wholesale production channels, the Company is able to minimize the cash operating costs of its loan production platform and thus the strategically required size of its agency-eligible loan servicing operation.

     A summary of key information relevant to the Company's loan servicing activities is set forth below:


  ($ IN THOUSANDS)                                 AT OR FOR THE QUARTER ENDED MARCH 31,
                                                   -------------------------------------
                                                        1998              1997
                                                   ------------        -----------

Underlying Unpaid Principal Balances:
    Beginning Balance*                             $  7,125,222        $ 6,670,267
    Loan Production (net of servicing-
       released production)                           4,242,687          2,327,189
    Net Change in Work-in-Process                      (404,655)          (261,160)
    Bulk Acquisitions                                                      605,761
    Sales of Servicing                               (2,535,016)        (1,711,276)
    Paid-In-Full Loans                                 (366,636)          (132,896)
    Amortization, Curtailments and Other, net           (81,421)           (77,102)
                                                   ------------        -----------
    Ending Balance*                                   7,980,181          7,420,783
    Subservicing Ending Balance                       2,989,622          1,992,983
                                                   ------------        -----------
Total Underlying Unpaid Principal Balances         $ 10,969,803        $ 9,413,766
                                                   ============        ===========

Total Company Loan Servicing Fees                  $      9,080        $     7,535
Net Interest Income from Owned Leases                       946
                                                   ------------        -----------
                                                         10,026              7,535
                                                   ------------        -----------

Total Company Operating Expenses                         40,063             22,839
Total Company Amortization and Depreciation              (6,984)            (4,856)
                                                   ------------        -----------
Total Company Cash Operating Expenses                    33,079             17,983
                                                   ------------        -----------
Coverage Ratio                                              30%                42%
                                                   ============        ===========

The Company's coverage ratio for the first quarter of 1998 at 30% was lower than the Company's target level of between 50% and 80%. The Company's expansion into the relatively high cost subprime production channel and diversification into the commercial mortgage and small ticket equipment leasing businesses, together with normal inflationary pressures on costs, have combined to increase cash operating costs at a 84% pace for the first quarter of 1998 over that for the first quarter of 1997. Although the servicing portfolio and servicing fees have increased during the same period, such increases have not kept pace with the pace of growth in cash operating expenses. Strategically, and in the opinion of the Company's management, market prices for servicing rights have been attractive throughout this period. Accordingly, management has consciously determined on a risk versus return basis to allow this ratio to move below its stated goals. Opportunistically and as market conditions permit, management would expect to bring this ratio back in-line with the stated objective. Effective May 1, 1998, the Company sold its retail production franchise, which accounted for $3,919 of the Company's cash operating expenses for the first quarter of 1998. Without retail division operating expenses for the first quarter of 1998, the Company's coverage ratio would have been 34%.

  ($ IN THOUSANDS)                              AT OR FOR THE QUARTER ENDED MARCH 31,
                                                -------------------------------------
                                                        1998              1997
                                                   ------------        -----------
Average Underlying Unpaid Principal Balances
   (including subservicing)                        $ 10,346,482        $ 8,886,145
Weighted Average Note Rate*                                7.51%              7.78%
Weighted Average Servicing Fee*                            0.40%              0.40%
Delinquency (30+ days) Including
   Bankruptcies and Foreclosures*                          2.49%              3.74%
Number of Servicing Division Employees                      152                133

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

     The $1.5 billion, or 16%, increase in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced for the first quarter of 1998 as compared to the first quarter of 1997 is primarily related to the Company's increased loan production volumes during the latter half of 1997 and the first quarter of 1998 compared to the same periods of the prior years. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, increased production volumes generally result in a higher volume of mortgage servicing rights held in inventory pending sale.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998, COMPARED TO QUARTER ENDED MARCH 31, 1997

SUMMARY BY OPERATING DIVISION

     Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarters ended March 31, 1998 and 1997, respectively:


                                                       RESIDENTIAL
                                          ------------------------------------
($ IN THOUSANDS)                           MORTGAGE PRODUCTION
                                          ----------------------      AGENCY -
                                          AGENCY -                   ELIGIBLE     COMMERCIAL
FOR THE QUARTER ENDED MARCH 31, 1998*     ELIGIBLE      SUBPRIME     SERVICING     MORTGAGE      LEASING       OTHER    CONSOLIDATED
-------------------------------------     --------      --------     ---------     --------      -------      -------   ------------
Net interest income                       $  1,736      $  1,347                   $    129      $   946      $   134      $ 4,292
Net gain on sale of mortgage loans          32,189         6,171                      2,185                                 40,545
Gain on sale of mortgage servicing rights                            $    628                                                  628
Servicing fees                                                          8,120           692          268                     9,080
Other income                                    87           395           93             2          219          178          974
-------------------------------------     --------      --------     --------      --------      -------      -------     --------
     Total revenues                         34,012         7,913        8,841         3,008        1,433          312       55,519
-------------------------------------     --------      --------     --------      --------      -------      -------     --------

Salary and employee benefits                15,489         3,299          828         1,521          553          172       21,862
Occupancy expense                            1,972           372          120           186           80           50        2,780
Amortization of mortgage servicing rights                               5,302           327                                  5,629
General and administrative expenses          6,142           952        1,520           416          587          175        9,792
-------------------------------------     --------      --------     --------      --------      -------      -------     --------
     Total expenses                         23,603         4,623        7,770         2,450        1,220          397       40,063
-------------------------------------     --------      --------     --------      --------      -------      -------     --------

Income before income taxes                  10,409         3,290        1,071           558          213          (85)      15,456
Income tax expense                          (3,957)       (1,251)        (407)         (212)         (81)          33       (5,875)
-------------------------------------     --------      --------     --------      --------      -------      -------     --------
Net income                                $  6,452      $  2,039     $    664      $    346      $   132      $   (52)    $  9,581
                                          ========      ========     ========      ========      =======      =======     ========

                                                       RESIDENTIAL
                                          ------------------------------------
($ IN THOUSANDS)                           MORTGAGE PRODUCTION
                                          ----------------------      AGENCY -
                                          AGENCY -                   ELIGIBLE     COMMERCIAL
FOR THE QUARTER ENDED MARCH 31, 1997*     ELIGIBLE      SUBPRIME     SERVICING     MORTGAGE      LEASING       OTHER    CONSOLIDATED
-------------------------------------     --------      --------     ---------     --------      -------      -------   ------------
Net interest income                       $  3,735                                                                        $  3,735
Net gain on sale of mortgage loans          17,027                                                                          17,027
Gain on sale of mortgage servicing rights                            $  1,491                                                1,491
Servicing fees                                                          7,535                                                7,535
Other income                                   269                                                                             269
-------------------------------------     --------      --------     --------      --------      -------      -------     --------
     Total revenues                         21,031                      9,026                                               30,057
-------------------------------------     --------      --------     --------      --------      -------      -------     --------

Salary and employee benefits                11,239      $    324          701                                               12,264
Occupancy expense                            1,474            40           78                                                1,592
Amortization of mortgage servicing rights                               4,108                                                4,108
General and administrative expenses          3,655            77        1,143                                                4,875
-------------------------------------     --------      --------     --------      --------      -------      -------     --------
     Total expenses                         16,368           441        6,030                                               22,839
-------------------------------------     --------      --------     --------      --------      -------      -------     --------

Income before income taxes                   4,663          (441)       2,996                                                7,218
Income tax expense                          (1,775)          168       (1,141)                                              (2,748)
-------------------------------------     --------      --------     --------      --------      -------      -------     --------
Net income                                $  2,888      $   (273)    $  1,855                                             $  4,470
                                          ========      ========     ========      ========      =======      =======     ========


*Revenues and expenses have been recorded on a direct basis to the extent possible. Other than direct allocation, management believes that revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

     Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.

                                             FOR THE QUARTER ENDED MARCH 31,
                                             -------------------------------
($ IN THOUSANDS)                                  1998           1997
                                               ----------      ----------
Net interest income                            $    1,736      $    3,735
Net gain on sale of mortgage loans                 32,189          17,027
Other income                                           87             269
                                               ----------      ----------
     Total production revenue                      34,012          21,031
                                               ----------      ----------
Salary and employee benefits                       15,489          11,239
Occupancy expense                                   1,972           1,474
General and administrative expenses                 6,142           3,655
                                               ----------      ----------
     Total production expenses                     23,603          16,368
                                               ----------      ----------
      Net pre-tax production margin            $   10,409      $    4,663
                                               ----------      ----------

Production                                     $3,814,487      $2,122,531
Pool delivery                                   3,319,382       2,031,525

Total production revenue to pool delivery         102 bps         104 bps
Total production expenses to production            62 bps          77 bps
                                               ----------      ----------
      Net pre-tax production margin                40 bps          27 bps
                                               ==========      ==========

Summary

     The production revenue to pool delivery ratio declined two basis points, or 2%, for the first quarter of 1998 as compared to the first quarter of 1997. Generally, net gain on sale of mortgage loans (97 basis points for 1998 versus 84 basis points for 1997) improved due to better overall execution into the secondary markets. However, net interest income (5 basis points for 1998 versus 18 basis points for 1997) declined and offset this improvement due to the relatively flatter yield curve environment. The production expenses to production ratio decreased 15 basis points, or 19%, for the first quarter of 1998 as compared to the first quarter of 1997. Generally, this relates to better leverage of fixed operating expenses in the higher volume production environment for the first quarter of 1998 versus the comparable period of 1997. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin improved 13 basis points, or 48%, to 40 basis points while in absolute dollars it increased $5.7 million, or 123%.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds).

($ IN THOUSANDS)
                                                                                                      Variance
  Average Volume       Average Rate                                    Interest                   Attributable to
---------------------------------------                          ---------------------          ---------------------
  1998       1997      1998     1997                                1998      1997    Variance      Rate    Volume
---------------------------------------                          ----------------------------------------------------
                                       INTEREST INCOME
                                       Mortgages Held for Sale
                                        and Mortgage-Backed
$1,161,423 $ 722,308    6.59%    7.45%  Securities               $ 19,131   $ 13,455    $ 5,676    $ (2,504)  $ 8,180
---------------------------------------                          ----------------------------------------------------
                                       INTEREST EXPENSE
 $ 475,934 $ 375,129    4.64%    4.60% Warehouse Line            $  5,443   $  4,257    $ 1,186    $     42   $ 1,144
   624,057   329,892    5.84%    5.32% Gestation Line               8,984      4,325      4,659         803     3,856
    90,422    19,744    6.69%    6.29% Servicing Secured Line       1,491        306      1,185          87     1,098
    36,203    19,067    5.90%    6.14% Servicing Receivable Line      527        282        245          (9)      254
     6,538              8.18%          Other Borrowings Facility      132                   132         132
                                        Fees & Other Charges          818        550        268                   268
---------------------------------------                          ----------------------------------------------------
$1,233,154 $ 743,832    5.72%    5.30% Total Interest Expense    $ 17,395   $  9,720    $ 7,675    $  1,055   $ 6,620
---------------------------------------                          ----------------------------------------------------
                        0.87%    2.15% Net Interest Income       $  1,736   $  3,735    $(1,999)   $ (3,559)  $ 1,560
                     ==================                          ====================================================

     Net interest income from agency-eligible product decreased 54% to $1.7 million for the first quarter of 1998 compared to $3.7 million for the first quarter of 1997. The 128 basis point decrease in the interest-rate spread was primarily the result of the narrower spreads between long and short-term rates in the first quarter of 1998 compared to the first quarter of 1997. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

     A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                      FOR THE QUARTER ENDED MARCH 31,
                                                                      -------------------------------
                                                                           1998            1997
                                                                        ----------      ----------
Gross proceeds on sales of mortgage loans                               $3,363,265      $2,004,835
Initial unadjusted acquisition cost of mortgage loans sold, net
  of hedge results                                                       3,361,895       2,003,036
                                                                        ----------      ----------
Unadjusted gain on sale of mortgage loans                                    1,370           1,799
Loan origination and correspondent program administrative fees               8,970           6,501
                                                                        ----------      ----------
Unadjusted aggregate margin                                                 10,340           8,300
Acquisition basis allocated to mortgage servicing rights
   (SFAS No. 125)                                                           20,640           8,506
Net change in deferred administrative fees                                   1,209             221
                                                                        ----------      ----------

Net gain on sale of agency-eligible mortgage loans                      $   32,189      $   17,027
                                                                        ==========      ==========

     The Company sold agency-eligible loans during the first quarter of 1998 with an aggregate unpaid principal balance of $3.4 billion compared to sales of $2.0 billion for the first quarter of 1997. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $1.4 million (4 basis points) for the first quarter of 1998 as compared to $1.8 million (9 basis points) for the comparable period of the prior year. The Company received loan origination and correspondent program administrative fees of $9.0 million (27 basis points) on these loans during the first quarter of 1998 and $6.5 million (32 basis points) during the first quarter of 1997. The Company allocated $20.6 million (61 basis points) to basis in mortgage servicing rights for loans sold in the first quarter of 1998 as compared to $8.5 million (42 basis points) during the first quarter of 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Overall, the increase is attributed to better execution into the secondary markets. Consequently, net gain on sale of agency-eligible mortgage loans increased to $32.2 million for the first quarter of 1998 versus $17.0 million for the first quarter of 1997.

SUBPRIME MORTGAGE OPERATIONS

     Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                                  -------------------------------
$ IN THOUSANDS)                                                         1998          1997
                                                                      --------      --------
Net interest income                                                   $  1,347
Net gain on sale of mortgage loans                                       6,171
Other income                                                               395
                                                                      --------      --------
     Total production revenue                                            7,913
                                                                      --------      --------
Salary and employee benefits                                          $  3,299      $    324
Occupancy expense                                                          372            40
General and administrative expenses                                        952            77
                                                                      --------      --------
     Total production expenses                                           4,623           441
                                                                      --------      --------
     Net pre-tax production margin                                    $  3,290      $   (441)
                                                                      --------      --------

Production                                                            $109,640      $ 46,757
Whole loan sales and securitizations                                    86,703

Total production revenue to whole loan sales and securitizations       913 bps
Total production expenses to production                                422 bps        94 bps
                                                                      --------      --------
     Net pre-tax production margin                                     491 bps       (94 bps)
                                                                      ========      ========

Summary

     During the first quarter of 1998, the Company produced $109.6 million of subprime loans. The Company sold approximately $61.5 million (71%) of its first quarter 1998 production in whole loan transactions and delivered $25.2 million into the secondary markets through securitization transactions. Overall, the Company operated during the first quarter of 1998 at a 4.91% pre-tax subprime production margin. At March 31, 1998, the Company had unsold subprime mortgage loans of $63.5 million. During the first quarter of 1997, the Company's subprime division was in its initial startup phase and substantially all of the production for that quarter was purchased in bulk from Meritage Mortgage Corporation prior to the Company's acquisition of Meritage. The Company purchased $46.8 million of subprime mortgage loans from Meritage, prior to the acquisition.

Net Interest Income

($ IN THOUSANDS)
                                                                                                        Variance
  Average Volume       Average Rate                                      Interest                   Attributable to
---------------------------------------                            ---------------------          ---------------------
  1998       1997      1998     1997                                  1998       1997    Variance     Rate    Volume
---------------------------------------                            ----------------------------------------------------
                                        INTEREST INCOME
                                        Mortgages Held for Sale
 $ 83,971              9.50%             and Residual Certificates  $ 1,994              $ 1,994     $ 1,994
---------------------------------------                            ----------------------------------------------------
                                        INTEREST EXPENSE
 $ 43,967              5.97%            Total Interest Expense      $   647              $   647     $   647
---------------------------------------                            ----------------------------------------------------
                       3.53%            Net Interest Income         $ 1,347              $ 1,347     $ 1,347
                       ================                            ====================================================

     Net interest income on subprime loans and accretion income on residuals was $1.3 million and the interest rate spread was 353 basis points, for the first quarter of 1998. This was primarily the result of the larger interest rate spreads possible for subprime product.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

     A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                               FOR THE QUARTER ENDED MARCH 31,
                                                               -------------------------------
                                                                     1998         1997
                                                                  --------       -------

Gross proceeds on securitization of subprime mortgage loans       $ 24,867
Initial acquisition cost of subprime mortgage loans
  securitized, net of fees                                          25,376
                                                                  --------       -------
Unadjusted loss on securitization of subprime mortgage loans          (509)
Initial capitalization of residual certificates                      2,187
                                                                  --------       -------
Net gain on securitization of subprime mortgage loans             $  1,678
                                                                  ========       =======


     Residual certificates arising from subprime securitizations are classified as trading securities (as defined in SFAS No. 115), and changes in the fair value of such certificates are recorded as adjustments to income in the period of change. The Company assesses the fair value of the residual certificates quarterly, based on an independent third party valuation. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificate. Significant assumptions used for purposes of the March 31, 1998 valuation are set forth below:


Discount Rate                                           13.00%
Prepayment Speeds
  Fixed rate mortgages                4.8% to 28% constant prepayment rate
  Adjustable rate mortgages           4.8% to 32% constant prepayment rate

Ramp to Full Prepayment Speeds        Ramping period based on prepayment penalty
                                      period and adjustable rate mortgage first
                                      reset dates.
Constant Default Rate                                      3%
Loss Severity                                             25%

     The assumptions above are estimated based on current conditions for similar instruments that are subject to prepayment and credit risks. Other factors evaluated in the determination of fair value include credit and collateral quality of the underlying loans, current economic conditions and various fees and costs (such as prepayment penalties) associated with ownership of the residual certificate. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Difference in the actual prepayment speed and loss experience from the assumptions used, could have a significant effect on the fair value of the residual certificates.

     The Company also sold subprime mortgage loans on a whole loan basis during the first quarter of 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser. No interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                                FOR THE QUARTER ENDED MARCH 31,
                                                                           ------------------------------------------
                                                                                 1998                    1997
                                                                           -----------------       ------------------

Gross proceeds on whole loan sales of subprime mortgage loans                      $ 65,957
Initial acquisition cost of subprime mortgage loans sold, net of fees                61,464
                                                                           -----------------       ------------------
Net gain on whole loan sales of subprime mortgage loans                           $   4,493
                                                                           =================       ==================

     As discussed above, during the first quarter of 1998 the Company sold approximately $14.4 million of second mortgage loans and $47.1 million of first mortgage subprime loan product into the whole loan market for a cash price of
105.60. The characteristics of the underlying first mortgage loans were substantially similar to the collateral included in the 1997-1 and 1997-2 securitizations, except in that the collateral yield was 9.55% (versus a 10.11% yield for the securitized product). Had the Company elected to securitize this product into a structure similar to its 1997 securitizations, the expected excess yield would have approximated 3.10% (9.55% collateral yield minus 0.69% estimated securitization cost minus 5.76% estimated bond equivalent cost). This implies that similar collateral is valued at 1.81 times the excess yield in the whole loan market (the 5.60 premium over par divided by the 3.10 expected excess yield). As summarized in the following analysis, the recorded residual values imply that the Company's 1997 securitizations are valued at 1.80 times the implied excess yield as compared to the 1.81 multiple implied for the cash market.

($ in thousands)             Securitizations
                           -------------------
                            1997-1     1997-2    Subtotal    Other      Total
                           --------   --------   --------   -------    -------
Residual Certificates       $ 8,401   $  9,471   $ 17,872   $ 5,064    $ 22,936
Bonds                       $82,689*  $ 97,205*  $179,894   $63,814**  $243,708
                           --------   --------   --------   -------    --------
Subtotal                    $91,090   $106,676   $197,766   $68,878    $266,644
Unpaid Principal Balance    $85,476*  $100,062*  $185,538   $65,560**  $251,098
                           --------   --------   --------   -------    --------
Implied Price                106.57     106.61     106.59    105.06      106.19
                           --------   --------   --------   -------    --------

* Amounts were based upon trustee statements dated April 27, 1998 that covered the period ended March 31, 1998.
** Amounts were based upon trustee statements dated March 31, 1998 that covered the period ended February 28, 1998.

Collateral Yield              10.37       9.89      10.11     11.08       10.36
Collateral Equivalent
  Securitization Costs        (0.73)     (0.66)     (0.69)    (0.50)      (0.64)
Collateral Equivalent
  Bond Rate                   (5.71)     (5.80)     (5.76)    (7.25)      (6.15)
                           --------   --------   --------   -------    --------
                               3.93       3.43       3.66      3.33        3.57
                           --------   --------   --------   -------    --------




Implied Premium
  Above Par                    6.57       6.61       6.59      5.06        6.19
Implied Collateral
  Equivalent Excess Yield      3.93       3.43       3.66      3.33        3.57
                           --------   --------   --------   -------    --------
Multiple                       1.67x      1.93x      1.80x     1.52x       1.73x
                           --------   --------   --------   -------    --------

AGENCY-ELIGIBLE MORTGAGE SERVICING

     Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the quarters ended March 31, 1998 and 1997:

                                                               FOR THE QUARTER ENDED MARCH 31,
                                                               -------------------------------
($ IN THOUSANDS)                                                    1998            1997
                                                                 ----------      ----------
Servicing fees                                                   $    8,120      $    7,535
Other income                                                             93
                                                                 ----------      ----------
      Servicing revenues                                              8,213           7,535
                                                                 ----------      ----------
Salary and employee benefits                                            828             701
Occupancy expense                                                       120              78
Amortization of mortgage servicing rights                             5,302           4,108
General and administrative expenses                                   1,520           1,143
                                                                 ----------      ----------
      Total loan servicing expenses                                   7,770           6,030
                                                                 ----------      ----------
      Net pre-tax servicing margin                                      443           1,505
Gain on sale of mortgage servicing rights                               628           1,491
                                                                 ----------      ----------
      Net pre-tax servicing contribution                         $    1,071      $    2,996
                                                                 ==========      ==========

Average owned servicing portfolio                                $7,796,911      $7,118,832
Servicing sold                                                    2,535,016       1,712,308

Net pre-tax servicing margin to average servicing portfolio           2 bps           8 bps
Gain on sale of servicing to servicing sold                           2 bps           9 bps

Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio declined six basis points primarily due to relatively larger increases in amortization and general and administrative expenses. The increased amortization expense is attributable to generally higher levels of mortgage servicing rights held for sale which are carried at a higher basis than older available-for-sale mortgage servicing rights and thus require a relatively higher periodic amortization charge.

     Overall, the servicing division contributed $1.1 million to first quarter 1998 pre-tax net income, a $1.9 million, or 64%, decrease from the $3.0 million contribution for the first quarter of 1997.

     Loan servicing fees were $8.1 million for the first quarter of 1998, compared to $7.5 million for the first quarter of 1997, an increase of 8%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $7.8 billion during the first quarter of 1998 from $7.1 billion during the first quarter of 1997, an increase of 10%. Similarly, amortization of mortgage servicing rights also increased to $5.3 million during the first quarter of 1998 from $4.1 million during the first quarter of 1997, an increase of 29%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced and the higher basis in the servicing rights. As a result, net servicing margin decreased 18% to $2.8 million during the first quarter of 1998, from $3.4 million during the first quarter of 1997.

     Included in loan servicing fees for the first quarters of 1998 and 1997 are subservicing fees received by the Company of $268 thousand and $148 thousand, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                      FOR THE QUARTER ENDED MARCH 31,
                                                                      -------------------------------
                                                                         1998               1997
                                                                      -----------       -----------
Underlying unpaid principal balances of mortgage loans on
    which servicing rights were sold during the period                $ 2,535,016       $ 1,712,308
                                                                      ===========       ===========

Gross proceeds from sales of mortgage servicing rights                $    56,367       $    39,159
Initial acquisition basis, net of amortization and hedge results           43,031            28,745
                                                                      -----------       -----------
Unadjusted gain on sale of mortgage servicing rights                       13,336            10,414
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                           (12,708)           (8,923)
                                                                      -----------       -----------
Gain on sale of mortgage servicing rights                             $       628       $     1,491
                                                                      ===========       ===========

     During the first quarter of 1998, the Company completed six sales of mortgage servicing rights representing $2.5 billion of underlying unpaid principal mortgage loan balances. This compares to eight sales of mortgage servicing rights representing $1.7 billion of underlying unpaid principal mortgage loan balances in the first quarter of 1997. The unadjusted gain on the sale of mortgage servicing rights was $13.3 million (53 basis points) for the first quarter of 1998, up from $10.4 million (61 basis points) for the first quarter of 1997. The Company reduced this unadjusted gain by $12.7 million in the first quarter of 1998, versus an $8.9 million reduction during the first quarter of 1997, in accordance with SFAS No. 125.

COMMERCIAL MORTGAGE OPERATIONS

     Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                              FOR THE QUARTER ENDED MARCH 31,
                                                                           ---------------------------------------
  ($ IN THOUSANDS)                                                              1998                     1997
                                                                           ---------------          ---------------
  Net interest income                                                      $          129
  Net gain on sale of mortgage loans                                                2,185
  Other income                                                                          2
                                                                           ---------------          ---------------
       Total production revenue                                                     2,316
                                                                           ---------------          ---------------
  Salary and employee benefits                                                      1,521
  Occupancy expense                                                                   186
  General and administrative expenses                                                 416
                                                                           ---------------          ---------------
       Total production expenses                                                    2,123
                                                                           ---------------          ---------------
       Net pre-tax production margin                                       $          193
                                                                           ---------------          ---------------

  Servicing fees                                                           $          692
  Amortization of mortgage servicing rights                                           327
                                                                           ---------------          ---------------
       Net pre-tax servicing margin                                                   365
                                                                           ---------------          ---------------
  Pre-tax income                                                           $          558
                                                                           ---------------          ---------------

  Production                                                               $      192,515
  Whole loan sales                                                                192,515
  Average commercial mortgage servicing portfolio                               2,793,242

  Total production revenue to whole loan sales                                    120 bps
  Total production cost to production                                             110 bps
                                                                           ---------------          ---------------

       Net pre-tax production margin                                               10 bps
                                                                           ---------------          ---------------
  Servicing fees to average servicing portfolio                                    10 bps
                                                                           ---------------          ---------------
  Amortization of mortgage servicing rights to average
    servicing portfolio                                                             5 bps
                                                                           ---------------          ---------------

  Net pre-tax servicing margin to average servicing portfolio                       5 bps
                                                                           ---------------          ---------------


     Laureate Realty originates commercial mortgage loans for various insurance companies and other investors, primarily in Alabama, Florida, Indiana, North Carolina, South Carolina, Tennessee and Virginia. Substantially all loans originated by Laureate Realty have been originated in the name of the investor, and in most cases, Laureate Realty has retained the right to service the loans under a servicing agreement with the investor. Most commercial mortgage loan servicing agreements are short-term, and retention of the servicing contract is dependent on maintaining the investor relationship.

Net Gain on Sale of Commercial Mortgage Loans

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED MARCH 31,
                                                                       -------------------------------------------
                                                                            1998                       1997
                                                                       ----------------           ----------------
Gross proceeds on sales of commercial mortgage loans                         $ 192,515
Initial unadjusted acquisition cost of commercial mortgage loans
  sold                                                                         192,515
                                                                       ----------------           ----------------
Unadjusted gain on sale of commercial mortgage loans
Commercial mortgage and transaction processing fees                              1,888
                                                                       ----------------           ----------------
Unadjusted aggregate margin                                                      1,888
Initial acquisition cost allocated to basis in
  commercial mortgage servicing rights (SFAS No. 125)                              297
                                                                       ----------------           ----------------

Net gain on sale of commercial mortgage loans                                $   2,185
                                                                       ================           ================


     During the first quarter of 1998, the commercial mortgage division originated and sold approximately $193 million in commercial loans. Commercial mortgage fees on these loans were $1.9 million or 98 basis points. Origination fees are generally between 50 and 100 basis points on the loan amount. In addition the commercial mortgage division allocated $0.3 million, or 15 basis points, in basis to the commercial mortgage loans as a SFAS No. 125 step-up in basis.

LEASING OPERATIONS

     Following is a summary of the revenues and expenses allocated to the Company's small ticket equipment leasing servicing operations for the periods indicated:

                                                                             FOR THE QUARTER ENDED MARCH 31,
                                                                     -------------------------------------------------
  ($ IN THOUSANDS)                                                          1998                         1997
                                                                     --------------------         --------------------

  Net interest income                                                       $        946
  Other income                                                                       219
                                                                     --------------------         --------------------
        Leasing production revenue                                                 1,165
                                                                     --------------------         --------------------
  Salary and employee benefits                                                       553
  Occupancy expense                                                                   80
  General and administrative expenses                                                587
                                                                     --------------------         --------------------
        Total lease operating expenses                                             1,220
                                                                     --------------------         --------------------
        Net pre-tax leasing production  margin                                       (55)
                                                                     --------------------         --------------------

  Servicing fees                                                                     268
                                                                     --------------------         --------------------
        Net pre-tax leasing margin                                          $        213
                                                                     --------------------         --------------------
  Average owned leasing portfolio                                           $     52,836
  Average serviced leasing portfolio                                              68,086
                                                                     --------------------         --------------------
  Average total leasing portfolio                                           $    120,922
                                                                     ====================         ====================

  Leasing production revenue to average owned portfolio                         882  bps
  Lease operating expense to average owned portfolio                            924  bps
                                                                     --------------------         --------------------
         Net pre-tax leasing production margin                                  (42) bps
                                                                     ====================         ====================
  Servicing fees to average serviced portfolio                                  157  bps


     Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. At March 31, 1998 the Company's managed lease servicing portfolio was $120.2 million. Of this managed lease portfolio, $56.2 million was owned and $64.0 million was serviced for investors. The negative net pre-tax leasing margin is primarily attributable to the size of the Company's owned leasing portfolio. As this owned leasing portfolio is expanded, the net pre-tax leasing margin can be expected to improve.

Net Interest Income

     Net interest income for the first quarter of 1998 was $0.9 million. This is an annualized net interest margin of 7.17% based upon average lease receivables owned of $52.8 million and average debt outstanding of $29.9 million.

Earnings Per Share

     The following is a reconciliation of basic earnings per share to diluted earnings per share as calculated under SFAS No. 128 for the quarters ended March 31, 1998 and 1997, respectively:

                                          Income         Shares      Per Share
For the Quarter Ended March 31, 1998   (Numerator)   (Denominator)     Amount
------------------------------------   -----------   -------------   ---------
Net Income Per Common Share - Basic
Income available to common
  stockholders                           $9,581        23,060,458      $0.42
                                                                       =====
Effect of Dilutive Securities
Stock options                                             445,335
                                         ------        ----------
Net Income Per Common Share - Diluted
Income available to common
  stockholders plus assumed
  conversions                            $9,581        23,505,793      $0.41
                                         ======        ==========      =====

     Options to purchase 6,300 shares of common stock at $16.27 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which will expire on August 26, 2007, were still outstanding at March 31, 1998.

                                          Income         Shares      Per Share
For the Quarter Ended March 31, 1997   (Numerator)   (Denominator)     Amount
------------------------------------   -----------   -------------   ---------
Net Income Per Common Share - Basic
Income available to common
  stockholders                           $4,470        19,838,701      $0.23
                                                                       =====
Effect of Dilutive Securities
Stock options                                             393,485
                                         ------        ----------
Net Income Per Common Share - Diluted
Income available to common
  stockholders plus assumed
  conversions                            $4,470        20,232,186      $0.22
                                         ======        ==========      =====

     Options to purchase 112,350 shares of common stock at $14.25 per share, 17,850 shares of common stock at $14.31 per share, 7,875 shares of common stock at $14.27 per share, 5,250 shares of common stock at $15.91 per share, 6,300 shares of common stock at $16.27 per share, 6,300 shares of common stock at $15.94 per share, 10,500 shares of common stock at $14.73 per share, 31,500 shares of common stock at $14.53 per share, 56,175 shares of common stock at $14.16 per share and 52,500 shares of common stock at $15.91 per share were outstanding during the first quarter of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which will expire on October 30, 2005, November 8, 2006, November 12, 2006, September 3, 2007, August 26, 2007, September 16, 2007, April 11, 2007, April 18, 2007, September 1, 2005, and September 1, 2007, respectively, were still outstanding at March 31, 1997.

FINANCIAL CONDITION

    During the first quarter of 1998, the Company experienced a 38% increase in total production originated and acquired compared to the fourth quarter of 1997, from $3.0 billion during the fourth quarter of 1997 to $4.1 billion during the first quarter of 1998. Agency-eligible mortgage loan production increased to $3.8 billion during the first quarter of 1998 from $2.9 billion during the fourth quarter of 1997. The March 31, 1998, locked mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.5 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.7 billion.

    Residential mortgage loans held for sale and mortgage-backed securities totaled $1.6 billion at March 31, 1998, versus $1.2 billion at December 31, 1997, an increase of 39%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $8.0 billion at March 31, 1998, from $7.1 billion at December 31, 1997, an increase of 12%.

    Short-term borrowings, which are the Company's primary source of funds, totaled $1.7 billion at March 31, 1998, compared to $1.2 million at December 31, 1997, an increase of 37%. The increase in the balance outstanding at March 31, 1998, resulted from increased funding requirements related to the increase in the balance of mortgage loans held for sale and mortgage-backed securities. At March 31, 1998, there were $6.4 million in long-term borrowings, compared to $6.5 million at December 31, 1997.

    Other liabilities totaled $124.7 million as of March 31, 1998, compared to the December 31, 1997, balance of $86.6 million, an increase of $38.1 million, or 44%. The increase in other liabilities resulted primarily from an increase in the volume of loans acquired through certain correspondent funding programs of the Company.

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

    The Company was in compliance with the above-mentioned debt covenants at March 31, 1998. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

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

    RBC has a 364-day $50 million revolving credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures on June 30, 1998 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RBC and which restrict RBC's ability to incur debt, encumber assets, other than as collateral for the facility, sell assets, merge, declare or pay any dividends or change its corporate by-laws or certificate of incorporation.

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. For reasons independent from the Year 2000 issue, the Company had already undertaken an initiative to replace significant portions of its enterprise wide mortgage systems. The new systems are Year 2000 compliant. This effort encompasses the major systems that perform our mission critical functions. Several components have been installed and we are currently targeted to complete these installations by December 31, 1998. The Company does not believe that Year 2000 issues will have a material impact on its correspondent and broker relationships. The Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate Year 2000 conversion. The Company does not foresee a material impact to the Company surrounding the Year 2000 compliance with such correspondents, brokers, suppliers, dealers, financial institutions and others. Direct costs associated exclusively with achieving Year 2000 compliance is not expected to be material to the Company and will be incurred through 1999.

                           PART II. OTHER INFORMATION


ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

         ON JANUARY 30, 1998, THE COMPANY ISSUED 20,056 SHARES OF ITS COMMON STOCK, PAR VALUE $0.01 PER SHARE, TO DAVID W. JOHNSON, JR. THESE SHARES WERE ISSUED PURSUANT TO THE TERMS OF MR. JOHNSON'S EMPLOYMENT AGREEMENT DATED AS OF JUNE 3, 1993 AND REPRESENTED A PORTION OF HIS BONUS FOR 1997. THE FAIR MARKET VALUE OF THE SHARES ON THE DATE OF ISSUANCE TO MR. JOHNSON WAS $324,667 BASED ON THE CLOSING PRICE OF $16.188 PER SHARE ON THE NASDAQ MARKET SYSTEM ON SUCH DATE. THE COMPANY BELIEVES THAT THE ISSUANCE OF THE SHARES TO MR. JOHNSON WAS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED, UNDER SECTION 4 (2) BY VIRTUE OF HIS POSITION AS VICE CHAIRMAN AND MANAGING DIRECTOR OF THE COMPANY.


ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

         -  (A)   A LIST OF THE EXHIBITS FILED WITH THIS FORM 10-Q, ALONG WITH
                  THE EXHIBIT INDEX CAN BE FOUND ON PAGES A TO E FOLLOWING THE
                  SIGNATURE PAGE.

         -  (B)   ON JANUARY 15, 1998, THE COMPANY FILED A REPORT ON FORM
                  8-K ANNOUNCING THE COMPANY'S COMPLETION OF THE ACQUISITION OF
                  RESOURCE BANCSHARES CORPORATION. ON FEBRUARY 9, 1998, THE
                  COMPANY FILED A REPORT ON FORM 8-K ANNOUNCING THE COMPANY'S
                  ADOPTION OF A STOCKHOLDERS RIGHTS PLAN.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                                 (Registrant)


                                 /s/ Steven F. Herbert
                                 -----------------------------------
                                 Steven F. Herbert
                                 Senior Executive Vice President and
                                 Chief Financial Officer

                                 (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)


DATED:   May 14, 1998

                                INDEX TO EXHIBITS


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----
  3.1    Restated Certificate of Incorporation of the Registrant incorporated by reference to                *
         Exhibit 3.3 of the Registrant's Registration No. 33-53980

  3.2    Certificate of Amendment of Certificate of Incorporation of the                                     *
         Registrant incorporated by reference to Exhibit 3.2 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997

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

  3.4    Amended and Restated Bylaws of the Registrant incorporated by reference to                          *
         Exhibit 3.4 of the Registrant's Registration No. 33-53980

  4.1    Specimen Certificate of Registrant's Common Stock incorporated by                                   *
         reference to Exhibit 4.1 of the Registrant's Registration No. 33-53980

  4.2    Rights Agreement dated as of February 6, 1998 between the Registrant and First Chicago              *
         Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's
         Form 8-A filed on February 8, 1998

  4.3    Second Amended and Restated Secured Revolving/Term Credit Agreement                                 *
         dated as of July 31, 1996, between the Registrant and the Banks
         Listed on the Signature Pages Thereof, Bank One, Texas, National
         Association, First Bank National Association, NationsBank of Texas,
         N.A. and Texas Commerce Bank, National Association, as Co-agents and the Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1996

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

 10.2    Office Building Lease dated March 8, 1991, as amended by Modification of Office                     *
         Lease dated October 1, 1991, incorporated by reference to Exhibit 10.5 of the Registrant's
         Registration No. 33-53980

 10.3    Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6                 *
         of the Registrant's Registration No. 33-53980

                                        A


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----
10.4     (A) Stock Option Agreement between the Registrant and David W. Johnson, Jr.                         *
         incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee E. Shelton                                *
         incorporated by reference to Exhibit 10.8 (B) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

10.5     Termination Agreement dated June 3, 1993, between the Registrant and                                *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

10.6     (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and                  *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson, dated                                  *
         January 19, 1994, between RBC and First Union National Bank of North
         Carolina incorporated by reference to Exhibit 10.10 (C) of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.7     Flexible Benefits Plan incorporated by reference to Exhibit 10.16 of the Registrant's               *
         Annual Report on Form 10-K for the year ended December 31, 1993

10.8     Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual              *
         Report on Form 10-K for the year ended December 31, 1993

10.9     Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual                  *
         Report on Form 10-K for the year ended December 31, 1993

10.10    Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage                     *
         Group, Inc. and the South Carolina Department of Labor, Licensing and Regulation
         incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended March 31, 1994

10.11    First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office,                             *
         between Resource Bancshares Mortgage Group, Inc. and the South Carolina Department
         of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.12    Amendment I to Pension Plan incorporated by reference to Exhibit 10.21 of the Registrant's          *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.13    Amendment II to Pension Plan incorporated by reference to Exhibit 10.22 of the Registrant's         *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.14    Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's                  *
         Annual Report on Form 10-K for the year ended December 31, 1994


                                        B


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----
10.15    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's             *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.16    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's                  *
         Registration No. 33-87536

10.17    Amendment I to Stock Investment Plan incorporated by reference to                                   *
         Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994

10.18    Employee Stock Ownership Plan incorporated by reference to Exhibit 10.29                            *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.19    Amended Resource Bancshares Mortgage Group, Inc. Successor Employee                                 *
         Stock Ownership Trust Agreement dated December 1, 1994, between the
         Registrant and Marine Midland Bank incorporated by reference to Exhibit
         10.30 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

10.20    ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant                     *
         and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1994

10.21    Employment Agreement dated June 30, 1995, between the Registrant and                                *
         Steven F. Herbert incorporated by reference to Exhibit 10.34 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.22    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of                             *
         the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.23    Amended and Restated Omnibus Stock Award Plan incorporated by reference to Exhibit 99.10            *
         of the Registrant's Registration No. 333-29245 filed on December 1, 1997

10.24    Employment Agreement dated September 25, 1995, between the Registrant and                           *
         Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995

10.25    Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant          *
         and the South Carolina Department of Labor, Licensing and Regulation dated
         December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.26    First Amendment to Employee Stock Ownership Plan dated October 31, 1995                             *
         incorporated by reference to Exhibit 10.41 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.27    Amendment to Pension Plan effective January 1, 1995 incorporated by                                 *
         reference to Exhibit 10.42 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995


                                        C


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----
10.28    Second Amendment to Employee Stock Ownership Plan dated August 12, 1996                             *
         incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1996

10.29    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan                            *
         dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.30    Amended and Restated Retirement Savings Plan dated  April 1, 1996                                   *
         incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996

10.31    First Amendment to Amended  and Restated Retirement Savings Plan dated as of                        *
         November 8, 1996 incorporated by reference to Exhibit 10.35 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.32    ESOP Loan and Security Agreement dated May 3, 1996, between the                                     *
         Registrant and The Resource Bancshares Mortgage Group, Inc. Employee
         Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

10.33    Second Amendment to Amended and Restated Retirement Savings Plan dated                              *
         January 1997, incorporated by reference to Exhibit 10.38 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.34    Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)                                 *
         incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.35    Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock                                   *
         Option Plan), incorporated by reference to Exhibit 10.41 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.36    First Amendment to the Formula Stock Option Plan incorporated by                                    *
         reference to Exhibit 99.8 of the Registrant's Registration No.
         333-29245 as filed on December 1, 1997

10.37    (A)  Agreement of Merger dated April 18, 1997 between  Resource Bancshares                          *
         Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource Bancshares Corporation
         incorporated by reference to Annex A of the Registrant's Registration No.333-29245

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


                                        D


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----
10.38    (A)  Mutual Release and Settlement Agreement between the Registrant, Lee E. Shelton                 *
         and Constance P. Shelton dated January 31, 1997 incorporated by reference to Exhibit
         10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement between the                                *
         Registrant, Lee E. Shelton and Constance P. Shelton dated January 31,
         1997 incorporated by reference to Exhibit 10.44 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1997

10.39    Note Agreement between the Registrant and UNUM Life Insurance Company of                            *
         America dated May 16, 1997 incorporated by reference to Exhibit 10.45 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

10.40    Second Amendment to the Non-qualified Stock Option Agreement dated
         February 6, 1998                                                                                 _____

10.41    Agreement and Release Form for Non-qualified Stock Stock Option Agreement                        _____

11.1     Statement re:  Computation of Net Income per Share                                               _____

27.1     Financial Data Schedule                                                                          _____

----------------------------------

* Incorporated by reference




                                        E