Form 10-Q
period 1998-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1998-08-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Quarterly Period Ended June 30, 1998

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                                ----------------------   ----------------------

Commission File Number 000-21786



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

YES [X]   NO [ ]


The number of shares of common stock of the Registrant outstanding as of July 31, 1998, was 23,765,999.


                                     Page 1
                          Exhibit Index on Pages A to E

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                  Form 10-Q for the quarter ended June 30, 1998

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                        3


            Consolidated Statement of Income                                  4


            Consolidated Statement of Changes in Stockholders' Equity         5


            Consolidated Statement of Cash Flows                              6


            Notes to Consolidated Financial Statements                        7


ITEM 2.     Management's Discussion and Analysis of                          10
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION                                                43

ITEM 2.     Changes in Securities and Use of Proceeds                        43

ITEM 4.     Submission of Matters to a Vote of Security Holders              43

ITEM 6.     Exhibits and Reports on Form 8-K                                 43


SIGNATURES                                                                   44


EXHIBIT INDEX                                                               A-E

                          Part I. Financial Information

Item 1.  Financial Statements

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                        June 30,           December 31,
                                                                           1998                 1997
                                                                       -----------          -----------
                                                                       (Unaudited)
ASSETS

Cash                                                                   $    15,494          $    13,546
Receivables                                                                 83,218               87,702
Trading securities:
   Mortgage-backed securities                                              201,925              334,598
   Residual interest in subprime securitizations                            30,442               19,684
Mortgage loans held-for-sale                                             1,048,596              844,590
Lease receivables                                                           72,617               51,494
Mortgage servicing rights, net                                             163,918              127,326
Premises and equipment, net                                                 30,735               27,723
Accrued interest receivable                                                  4,550                4,372
Goodwill and other intangibles                                              16,805               15,519
Other assets                                                                35,632               30,375
                                                                       -----------          -----------

   Total assets                                                        $ 1,703,932          $ 1,556,929
                                                                       ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term borrowings                                               $ 1,292,768          $ 1,224,489
   Long-term borrowings                                                      6,414                6,461
   Accrued expenses                                                         23,783               24,262
   Other liabilities                                                       143,585               86,578
                                                                       -----------          -----------

   Total liabilities                                                     1,466,550            1,341,790
                                                                       -----------          -----------

Stockholders' equity
   Common stock (31,451,448 and 31,120,383 shares outstanding
     at June 30, 1998 and December 31, 1997, respectively)                     315                  311
   Additional paid-in capital                                              302,474              299,516
   Retained earnings                                                        37,606               17,763
   Common stock held by subsidiary at cost (7,767,099 shares
     outstanding at June 30, 1998 and December 31, 1997)                   (98,953)             (98,953)
   Unearned shares of employee stock ownership plan                         (4,060)              (3,498)
                                                                       -----------          -----------

   Total stockholders' equity                                              237,382              215,139
                                                                       -----------          -----------

   Total liabilities and stockholders' equity                          $ 1,703,932          $ 1,556,929
                                                                       ===========          ===========



          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)



                                                         For the Six Months Ended                  For the Quarter Ended
                                                                  June 30,                                 June 30,
                                                       --------------------------------        --------------------------------
                                                            1998                1997                1998                1997
                                                       ------------        ------------        ------------        ------------
REVENUES
     Interest income                                   $     49,640        $     31,688        $     26,659        $     18,233
     Interest expense                                       (39,889)            (22,037)            (21,200)            (12,317)
                                                       ------------        ------------        ------------        ------------
     Net interest income                                      9,751               9,651               5,459               5,916
     Net gain on sale of mortgage loans                      83,629              42,250              44,455              25,223
     Gain on sale of mortgage servicing rights                1,080               2,711                 452               1,220
     Servicing fees                                          19,715              15,338              10,412               7,803
     Gain on sale of retail production franchise              1,490                                   1,490
     Other income                                             1,407                 426                 433                 157
                                                       ------------        ------------        ------------        ------------
          Total revenues                                    117,072              70,376              62,701              40,319
                                                       ------------        ------------        ------------        ------------
EXPENSES
     Salary and employee benefits                            41,562              27,144              20,848              14,880
     Occupancy expense                                        5,431               3,442               2,651               1,850
     Amortization of mortgage servicing rights               12,303               8,833               6,674               4,725
     General and administrative expenses                     20,660              11,743              10,868               6,868
                                                       ------------        ------------        ------------        ------------
          Total expenses                                     79,956              51,162              41,041              28,323
                                                       ------------        ------------        ------------        ------------

     Income before income taxes                              37,116              19,214              21,660              11,996
     Income tax expense                                     (14,423)             (7,373)             (8,548)             (4,625)
                                                       ------------        ------------        ------------        ------------
     Net income                                        $     22,693        $     11,841        $     13,112        $      7,371
                                                       ============        ============        ============        ============

     Weighted average common shares
       outstanding -- Basic                              23,084,986          20,133,317          23,102,831          20,424,696
                                                       ============        ============        ============        ============

     Net income per common share -- Basic              $       0.98        $       0.59        $       0.57        $       0.36
                                                       ============        ============        ============        ============

     Weighted average common shares
       outstanding -- Diluted                            23,464,004          20,526,628          23,511,620          20,817,835
                                                       ============        ============        ============        ============

     Net income per common share -- Diluted            $       0.97        $       0.58        $       0.56        $       0.35
                                                       ============        ============        ============        ============



          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                                   Unearned        Common
                                    Common Stock       Additional             Shares of Employee   Stock                   Total
     Six Months Ended            ------------------     Paid-in     Retained   Stock Ownership    Held by   Treasury   Stockholders'
       June 30, 1997             Shares      Amount     Capital     Earnings        Plan         Subsidiary   Stock        Equity
-----------------------------  -----------  --------   ----------  ----------  ----------------- ---------- --------- --------------
Balance, December 31, 1996     19,285,020   $    193   $ 149,653    $  12,007    $  (4,552)                              $ 157,301

Issuance of restricted stock       23,528          *         328                                                               328
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                 3,709          *          43          (51)                                                  (8)
Cash dividends                                                         (1,186)                                              (1,186)
Acquisition of Meritage
    Mortgage Corporation          537,846          5       4,742                                                             4,747
Shares committed to be
    released under ESOP                                       59                       222                                     281
Net income                                                             11,841
Total comprehensive income                                                                                                  11,841
                               ----------   --------   ---------    ---------    ---------       ---------  ---------    ---------

Balance, June 30, 1997         19,850,103   $    198   $ 154,825    $  22,611    $  (4,330)                              $ 173,304
                               ==========   ========   =========    =========    =========       =========  =========    =========


                                                                                   Unearned        Common
                                    Common Stock       Additional             Shares of Employee   Stock                   Total
     Six Months Ended            ------------------     Paid-in     Retained   Stock Ownership    Held by   Treasury   Stockholders'
       June 30, 1998             Shares      Amount     Capital     Earnings        Plan         Subsidiary   Stock        Equity
-----------------------------  -----------  --------   ----------  ----------  ----------------- ---------- --------- --------------
Balance, December 31, 1997     31,120,383   $    311   $ 299,516    $  17,763    $  (3,498)      $ (98,953)              $ 215,139

Issuance of restricted stock       20,056          *         328                                                               328
Cash dividends                                                         (2,783)                                              (2,783)
Exercise of stock options         274,215          1        (880)                                           $   3,034        2,155
Shares committed to be
    released under ESOP                                      214                       438                                     652
Loans to Employee Stock
    Ownership Plan                                                                  (1,000)                                 (1,000)
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                94,676          1       1,532          (67)                                               1,466
Acquisition of Meritage
    Mortgage Corporation          142,118          2       1,764                                                             1,766
Treasury stock purchased         (200,000)                                                                     (3,034)      (3,034)
Net income                                                             22,693
Total comprehensive income                                                                                                  22,693
                               ----------   --------   ---------    ---------    ---------       ---------  ---------    ---------

Balance, June 30, 1998         31,451,448   $    315   $ 302,474    $  37,606    $  (4,060)      $ (98,953)              $ 237,382
                               ==========   ========   =========    =========    =========       =========  =========    =========




* Amount less than $1



          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                         1998                  1997
                                                                                     ------------          ------------

OPERATING ACTIVITIES:
     Net income                                                                      $     22,693          $     11,841
     Adjustments to reconcile net
        income to cash used in operating activities:
        Depreciation and amortization                                                      14,886                10,453
        Employee Stock Ownership Plan compensation                                            652                   281
        Provision for estimated foreclosure losses                                          4,016                 1,093
        Decrease (increase) in receivables                                                  4,484               (18,236)
        Acquisition of mortgage loans                                                  (8,021,762)           (4,853,760)
        Proceeds from sales of mortgage loans and mortgage-backed securities            7,862,252             4,754,990
        Acquisition of mortgage servicing rights                                         (159,251)             (112,051)
        Sales of mortgage servicing rights                                                110,661                84,077
        Net gain on sales of mortgage loans and servicing rights                           84,709               (44,961)
        Increase in accrued interest on loans                                                (178)               (1,007)
        Increase in lease receivables                                                     (21,123)
        Increase in other assets                                                           (6,043)              (10,976)
        Increase in residual certificates                                                 (10,758)
        Increase in accrued expenses and other liabilities                                 56,528                38,694
                                                                                     ------------          ------------
               Net cash used in operating activities                                      (58,234)             (139,562)
                                                                                     ------------          ------------

INVESTING ACTIVITIES:
     Purchases of premises and equipment, net                                              (5,182)               (2,267)
                                                                                     ------------          ------------
               Net cash used in investing activities                                       (5,182)               (2,267)
                                                                                     ------------          ------------

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                          17,043,955            12,814,396
     Repayment of borrowings                                                          (16,975,723)          (12,669,867)
     Issuance of restricted stock                                                             328                   328
     Shares issued under Dividend Reinvestment and Stock Purchase Plan
       and Stock Investment Plan                                                            1,466                    (8)
     Acquisition of Meritage Mortgage Corporation                                                                (1,750)
     Debt issuance costs                                                                                           (257)
     Cash dividends                                                                        (2,783)               (1,186)
     Acquisition of treasury stock                                                         (3,034)
     Issuance of treasury stock                                                             1,674
     Exercise of stock options                                                                481
     Loans to Employee Stock Ownership Plan                                                (1,000)
                                                                                     ------------          ------------
               Net cash provided by financing activities                                   65,364               141,656
                                                                                     ------------          ------------

Net increase in cash                                                                        1,948                  (173)
Cash, beginning of period                                                                  13,546                 2,492
                                                                                     ------------          ------------
Cash, end of period                                                                  $     15,494          $      2,319
                                                                                     ============          ============


          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998



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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted SFAS No. 128 in December 1997 and has retroactively restated to report its earnings per share on a comparable basis for all periods presented.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The most common components of other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains and losses on available-for-sale securities. SFAS No. 130 does not require a specific format for the new statement, but does require that an amount representing total comprehensive income be reported. SFAS No. 130 is required to be adopted for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in 1998.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of
(a) financial and descriptive information about reportable operating segments,
(b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to the Company's financial statements and (c) information regarding revenues derived from the Company's products and services, information about major customers and information related to geographic areas. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 for the full-year 1998.

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and , if it is, the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). However, early adoption is permitted. The Company has not yet determined either the impact that the adoption of FAS 133 will have on its earnings or statement of financial position or the period in which the statement will be implemented.

         Certain amounts in prior period statements have been reclassified in order to conform to current period presentation. Specifically, first quarter of 1998 salary and employee benefits was decreased by $1.4 million, net gain on sale of mortgage loans was decreased by $1.1 million and servicing fees were increased by $223 thousand. These reclassifications of previously reported first quarter of 1998 amounts had no net effect on pre-tax or after-tax net income of the previously reported interim period.

         Effective April 1, 1997, the Company completed a merger with Meritage Mortgage Corporation (Meritage), in which it exchanged approximately $1.75 million of cash and 537,846 (564,738 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) noncontingent shares of RBMG common stock for all the outstanding stock of Meritage. This transaction was accounted for under the purchase method of accounting. In addition, 406,053 (426,355 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) shares of RBMG common stock were issued contingent upon Meritage achieving specified increasingly higher levels of subprime mortgage production during certain periods following closing. During the second quarter of 1998, 135,351 (142,118 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) contingent shares of RBMG common stock were released. All the contingent shares have now been released. The fair market value of contingent shares had been excluded from the purchase price for purposes of recording goodwill and from outstanding shares for purposes of earnings per share computations. As each specified increasingly higher subprime mortgage production level was achieved, the corresponding fair market value of the associated contingent shares released was recorded as additional goodwill and such shares were prospectively treated as outstanding for purposes of earnings per share computations. The purchase price for the Meritage merger has been allocated to tangible and identifiable assets and liabilities based upon management's estimate of their respective fair values with the excess of estimated cost over the fair value of the net assets acquired allocated to goodwill. Goodwill and other intangible assets are being amortized over a 20 year period using the straight line method. Amortization expense for the second quarter and six month periods ended June 30, 1998 was approximately $141 and $265, respectively. The following is a schedule of the allocation of the purchase price:

                                                    At         Release
                                                Acquisition      of
                                                on April 1,   Contingent       June 30,
                                                   1997         Shares           1998
                                                   ----         ------           ----
Cash paid                                        $1,750                        $ 1,750
Estimated fair market value of shares of
   RBMG common stock issued or released           4,748         $5,748          10,496
Deferred merger cost                                463                            463
                                                 ------         ------         -------
Total purchase price                              6,961          5,748          12,709
Fair value of net assets acquired                 1,000                          1,000
                                                 ------         ------         -------
Goodwill and intangibles                         $5,961         $5,748         $11,709
                                                 ======         ======         =======

         Effective May 1, 1998 the Company sold the retail production franchise of Intercounty Mortgage, Inc. to CFS Bank. Historically, the Company has focused on accumulation of loan production through third-party correspondent and wholesale broker channels because of the relatively lower fixed expenses and capital investments required, among other reasons. Management believes the sale of the retail operation will allow the Company to refocus on its core competency as a correspondent and wholesale mortgage lender. The following is a schedule of the gain recognized on the sale of the retail production franchise:

      Cash proceeds                                              $ 5,503
      Investment banking, legal and other advisory fees             (533)
      Severance and other transaction costs                       (1,980)
                                                                 -------
      Net proceeds                                                 2,990
      Basis in assets sold                                        (1,500)
                                                                 -------
      Net pre-tax gain on sale of retail production franchise    $ 1,490
                                                                 =======

Earnings Per Share

     The following is a reconciliation of basic earnings per share to diluted earnings per share as calculated under SFAS No. 128 for the six months ended June 30, 1998 and 1997, respectively:

                                                           Income
                                                         (Numerator)             Shares                Per Share
For the Six Months Ended June 30, 1998                 ($ in thousands)       (Denominator)             Amount
--------------------------------------------------    -----------------    --------------------     ----------------
Net Income Per Common Share - Basic
Income available to common stockholders                       $ 22,693              23,084,986               $ 0.98
                                                                                                    ================
Effect of Dilutive Securities
Stock options                                                                          379,018
                                                      -----------------    --------------------
Net Income Per Common Share - Diluted
Income available to common stockholders
  plus assumed conversions                                    $ 22,693              23,464,004               $ 0.97
                                                      =================    ====================     ================

     The prices of all options outstanding at June 30, 1998 were less than the average market price of the common shares for the first six months of 1998, therefore all options were included in the computation of diluted earnings per share.

                                                           Income
                                                         (Numerator)             Shares                Per Share
For the Six Months Ended June 30, 1997                 ($ in thousands)       (Denominator)             Amount
--------------------------------------------------    ------------------    --------------------     ----------------
Net Income Per Common Share - Basic
Income available to common stockholders                        $ 11,841              20,133,317               $ 0.59
                                                                                                     ================
Effect of Dilutive Securities
Stock options                                                                           393,311
                                                      ------------------    --------------------
Net Income Per Common Share - Diluted
Income available to common stockholders
  plus assumed conversions                                     $ 11,841              20,526,628               $ 0.58
                                                      ==================    ====================     ================

     Options to purchase 112,350 shares of common stock at $14.25 per share, 17,850 shares of common stock at $14.31 per share and 7,875 shares of common stock at $14.27 per share were outstanding during the first six months of 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

     The following is a reconciliation of basic earnings per share to diluted earnings per share as calculated under SFAS No. 128 for the quarters ended June 30, 1998 and 1997, respectively:

                                                          Income
                                                        (Numerator)              Shares                Per Share
For the Quarter Ended June 30, 1998                   ($ in thousands)        (Denominator)             Amount
-------------------------------------------------    -----------------    --------------------    ------------------
Net Income Per Common Share - Basic
Income available to common stockholders                      $ 13,112              23,102,831                $ 0.57
                                                                                                  ==================
Effect of Dilutive Securities
Stock options                                                                         408,789
                                                     -----------------    --------------------
Net Income Per Common Share - Diluted
Income available to common stockholders
  plus assumed conversions                                   $ 13,112              23,511,620                $ 0.56
                                                     =================    ====================    ==================

     The prices of all options outstanding at June 30, 1998 were less than the average market price of the common shares for the second quarter of 1998, therefore all options were included in the computation of diluted earnings per share.

                                                          Income
                                                        (Numerator)              Shares              Per Share
For the Quarter Ended June 30, 1997                   ($ in thousands)       (Denominator)             Amount
-------------------------------------------------    -----------------    -------------------    -----------------
Net Income Per Common Share - Basic
Income available to common stockholders                       $ 7,371             20,424,696               $ 0.36
                                                                                                 =================
Effect of Dilutive Securities
Stock options                                                                        393,139
                                                     -----------------    -------------------
Net Income Per Common Share - Diluted
Income available to common stockholders
  plus assumed conversions                                    $ 7,371             20,817,835               $ 0.35
                                                     =================    ===================    =================

         Options to purchase 112,350 shares of common stock at $14.25 per share, 17,850 shares of common stock at $14.31 per share and 7,875 shares of common stock at $14.27 per share were outstanding during the second quarter of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which will expire on October 30, 2005, November 8, 2006 and, November 12, 2006, respectively, were still outstanding at June 30, 1997.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1997 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Statements included in this discussion and analysis (or elsewhere in this document) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described in the Company's Joint Proxy Statement/Prospectus dated December 2, 1997: (i) interest rate risks; (ii) changes in economic conditions; (iii) competition;
(iv) changes in regulations and related matters; (v) litigation affecting the mortgage banking business; (vi) delinquency and default risks;
(vii) changes in the market for servicing rights, mortgage loans and lease receivables; (viii) environmental matters; (ix) changes in the demand for mortgage loans and (x) availability of funding sources and other risks and uncertainties, discussed elsewhere herein, in the Company's Joint Proxy Statement/Prospectus dated December 2, 1997 or from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

THE COMPANY

         The Company is a diversified financial services company engaged primarily in the business of mortgage banking, through the purchase (through a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family first-mortgage loans and the purchase and sale of servicing rights associated with such loans. In addition, the Company originates, sells and services small ticket commercial equipment leases and originates, sells, underwrites for investors and services commercial mortgage loans.

PRODUCTION

         The Company purchases residential mortgage loans from its correspondents and through its wholesale division and, until the sale of its retail production platform in May 1998, originated mortgage loans through its retail division. The Company also purchases and originates subprime mortgage loans through a separate division. In addition, the Company originates commercial mortgage loans and leases small ticket equipment items.

         A summary of production by source for the periods indicated is set forth below:

 ($ in thousands)                                 At or For the Six Months            At or For the Quarter Ended
                                                       Ended June 30,                          June 30,
                                               -----------------------------         -----------------------------
                                                  1998               1997               1998               1997
                                               ----------         ----------         ----------         ----------
Loan Production:
    Correspondent Division                     $5,659,460         $3,554,180         $2,764,060         $1,948,454
    Wholesale Division                          1,483,489            848,169            748,629            459,264
    Retail Division                               264,059            313,873             76,178            185,973
                                               ----------         ----------         ----------         ----------
Total Agency-Eligible Loan Production           7,407,008          4,716,222          3,588,867          2,593,691
    Subprime Division                             252,132            133,758            146,146             87,001
    Commercial Mortgage (for Investors
           and Conduits)                          362,622                               170,107
    Leases                                         33,543                                20,703
                                               ----------         ----------         ----------         ----------
Total Production                               $8,055,305         $4,849,980         $3,925,823         $2,680,692
                                               ==========         ==========         ==========         ==========

         Initially, the Company was exclusively focused on purchasing agency-eligible mortgage loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 and a subprime division in 1997. Management anticipates that its higher margin wholesale and subprime production will continue to account for an increasing percentage of total mortgage loan production as those divisions are expanded more rapidly than correspondent operations. In general, management has targeted as a near-term goal a residential mortgage production mix of approximately 70% correspondent, 25% wholesale and 5% subprime. In order to further diversify its sources of production and revenue, the Company acquired Resource Bancshares Corporation (RBC) in December 1997. Through RBC, the Company originates small ticket commercial equipment leases and commercial mortgage loans. These two new sources of production accounted for 4.9% of the Company's total second quarter 1998 production.

         A summary of key information relevant to industry residential mortgage loan production activity is set forth below:

($ in thousands)                                             At or For the Quarter Ended June 30,
                                                             ------------------------------------
                                                                   1998                  1997
                                                               ------------          ------------

U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                     $352,000,000          $225,000,000
    Adjustable Rate Mortgage Market Share                             14.00%                26.00%
    Estimated Fixed Rate Mortgage Originations                 $303,000,000          $167,000,000

Company Information:
    Agency-Eligible Loan Production                            $  3,588,867          $  2,593,691
    Estimated Company Market Share                                     1.02%                 1.15%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's total agency-eligible residential mortgage production increased by 38% to $3.6 billion for the second quarter of 1998 from $2.6 billion for the second quarter of 1997. The Company's 38% agency-eligible loan production increase is a direct result of the nationwide 56% increase in 1-4 family mortgage originations for the second quarter of 1998 as compared to the second quarter of 1997. The decrease in the Company's estimated market share of U.S. mortgage originations from 1.15% for the second quarter of 1997 to 1.02% for the second quarter of 1998 is primarily due to the Company's focus on improved agency-eligible profitability and expansion of its higher margined subprime, commercial mortgage and leasing production.

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

     A summary of key information relevant to the Company's correspondent residential loan production activities is set forth below:

   ($ in thousands)                                   At or For the Six Months                At or For the Quarter
                                                           Ended June 30,                         Ended June 30,
                                                  ------------------------------          ------------------------------
                                                     1998                1997                1998                1997
                                                  ----------          ----------          ----------          ----------

Correspondent Loan Production                     $5,659,460          $3,554,180          $2,764,060          $1,948,454
Estimated Correspondent Market Share (1)                0.85%               0.88%               0.79%               0.87%
Approved Correspondents                                  901                 920                 901                 920

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The 42% increase in the Company's correspondent loan production from $1.9 billion for the second quarter of 1997 to $2.8 billion for the second quarter of 1998 resulted primarily from the 56% increase in nationwide 1-4 family mortgage loan production. The number of approved correspondent lenders at the end of the second quarter of 1998 decreased slightly from that of the second quarter of 1997 as the Company focused on maintenance of those correspondent relationships most compatible with the Company's overall business strategies and profitability goals while continuing a disciplined and measured expansion through establishment of new correspondent relationships.

Wholesale Loan Production

     The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches also handle all shipping and follow-up procedures on loans. Typically mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing of the loans. Although the establishment of wholesale branch offices involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also provide for higher profit margins than correspondent loan production. Additionally, each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants.

   A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ in thousands)                                 At or For the Six Months            At or For the Quarter
                                                      Ended June 30,                    Ended June 30,
                                              -----------------------------         --------------------------
                                                 1998               1997              1998              1997
                                              ----------          --------          --------          --------

Wholesale Loan Production                     $1,483,489          $848,169          $748,629          $459,264
Estimated Wholesale Market Share (1)                0.22%             0.21%             0.21%             0.20%
Wholesale Division Operating Expenses         $    7,740          $  4,964          $  3,943          $  2,730
Approved Brokers                                   3,085             2,758             3,085             2,758
Number of Branches                                    15                13                15                13
Number of Employees                                  153               136               153               136

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The 63% ($289 million) increase in wholesale loan production, from $459.3 million for the second quarter of 1997 to $748.6 million during the second quarter of 1998, resulted from the 56% nationwide increase in loan production and the Company's addition of two new wholesale branches between the second quarter of 1997 and the second quarter of 1998. The increase in operating expenses for the wholesale division was primarily a result of the increased production. Wholesale division operating expenses as a percentage of production decreased 10% from 59 basis points in the second quarter of 1997 to 53 basis points in the second quarter of 1998.

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

   A summary of key information relevant to the Company's retail production activities is set forth below:

 ($ in thousands)                              At or For the Six Months         At or For the Quarter
                                                    Ended June 30,                  Ended June 30,
                                           ----------------------------        -------------------------
                                             1998              1997             1998              1997
                                           --------          --------          -------          --------

Retail Loan Production                     $264,059          $313,873          $76,178          $185,973
Estimated Retail Market Share (1)              0.04%             0.08%            0.02%             0.08%
Retail Division Operating Expenses         $  5,595          $  8,263          $ 1,676          $  4,170
Number of Branches                                                  6                                  6
Number of Employees                                               206                                206

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The primary cause of the variations observed above relate to the sale of the retail production platform effective May 1, 1998.

Subprime Loan Production

     In 1997, the Company began its initial expansion into subprime lending activities. In connection therewith, the Company acquired Meritage Mortgage Corporation (Meritage), a wholesale producer of subprime mortgage loans, in April 1997. The Company's subprime division produced $252.1 million during the first six months of 1998, 89% more than for the comparable prior year period.

     Management anticipates continuing significant expansion of its subprime division during the remainder of 1998 as subprime branches recently opened or acquired in 1997 reach full year production levels, as additional wholesale subprime branches are opened and as subprime operations are introduced and made available through the Company's existing 15 branch agency-eligible wholesale network. In the future, the Company plans to offer select subprime loan products through the existing nationwide correspondent production channel.

     A summary of key information relevant to the Company's subprime production activities is set forth below:

  ($ in thousands)                           At or For the Six Months          At or For the Quarter
                                                  Ended June 30,                    Ended June 30,
                                             -------------------------         ------------------------
                                               1998             1997             1998            1997
                                             --------         --------         --------         -------

Subprime Loan Production                     $252,132         $133,758         $146,146         $87,001
Subprime Division Operating Expenses         $ 10,575         $  3,607         $  5,952         $ 3,165
Number of Brokers                               1,659              522            1,659             522
Number of Employees                               220              116              220             116

         Subprime loan production increased by 68% to $146.1 million for the second quarter of 1998 as compared to $87.0 million during the second quarter of 1997.

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

     A summary of key information relevant to the Company's commercial mortgage production activities is set forth below:

 ($ in thousands)                            At or For the Six Months        At or for the Quarter
                                                   Ended June 30,                Ended June 30,
                                               --------------------         ----------------------
                                                 1998          1997           1998           1997
                                               --------        ----         --------         -----

Commercial Mortgage Production                 $362,622         N/A          $170,107         N/A
Commercial Mortgage Division Operating                          N/A                           N/A
      Expenses                                 $  4,806                      $  2,356
Number of Branches                                   11         N/A                11         N/A
Number of Employees                                  75         N/A                75         N/A

Lease Production

     Through RBC's leasing division, Republic Leasing, acquired on December 31, 1997, the Company originates and services small-ticket equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States.

     A summary of key information relevant to the Company's lease production activities is set forth below:

  ($ in thousands)                     At or For the Six Months       At or For the Quarter
                                             Ended June 30,                Ended June 30,
                                          --------------------        ---------------------
                                            1998         1997          1998           1997
                                           ------        ----         ------          ----

Lease Production                          $33,543         N/A          $20,703         N/A
Lease Division Operating Expenses         $ 2,460         N/A          $ 1,240         N/A
Number of Brokers                             210         N/A              210         N/A
Number of Employees                            61         N/A               61         N/A

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

     A summary of key information relevant to the Company's loan servicing activities is set forth below:


  ($ in thousands)                                      At or For the Six Months                 At or For the Quarter
                                                             Ended June 30,                          Ended June 30,
                                                    ---------------------------------        --------------------------------
                                                        1998                1997                 1998                1997
                                                    ------------         -----------         ------------         -----------

Underlying Unpaid Principal Balances:
    Beginning Balance*                              $  7,125,222         $ 6,670,267         $  7,980,181         $ 7,420,783
    Loan Production (net of servicing-
       released production)                            7,831,922           4,809,790            3,589,235           2,482,601
    Net Change in Work-in-Process                        (67,610)           (236,395)             337,045              24,765
    Bulk Acquisitions                                    122,467             774,097              122,467             168,336
    Sales of Servicing                                (4,804,235)         (4,301,094)          (2,269,219)         (2,589,818)
    Paid-In-Full Loans                                  (650,891)           (285,580)            (284,255)           (152,684)
    Amortization, Curtailments and Other, net           (187,549)           (192,020)            (106,128)           (114,918)
                                                    ------------         -----------         ------------         -----------
    Ending Balance*                                 $  9,369,326         $ 7,239,065         $  9,369,326         $ 7,239,065
    Subservicing Ending Balance                        2,624,893           2,368,709            2,624,893           2,368,709
                                                    ------------         -----------         ------------         -----------
Total Underlying Unpaid Principal Balances          $ 11,994,219         $ 9,607,774         $ 11,994,219         $ 9,607,774
                                                    ============         ===========         ============         ===========

Total Company Servicing Fees                        $     19,715         $    15,338         $     10,412         $     7,803
Net Interest Income from Owned Leases                      1,982                                    1,036
                                                    ------------         -----------         ------------         -----------
                                                          21,697              15,338               11,448               7,803
                                                    ------------         -----------         ------------         -----------
Total Company Operating Expenses                          79,956              51,162               41,041              28,323
Total Company Amortization and
   Depreciation                                          (14,886)            (10,453)              (7,902)             (5,597)
                                                    ------------         -----------         ------------         -----------
Total Company Cash Operating Expenses               $     65,070         $    40,709         $     33,139         $    22,726
                                                    ------------         -----------         ------------         -----------
Coverage Ratio                                                33%                 38%                  35%                 34%
                                                    ============         ===========         ============         ===========

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.


     The Company's coverage ratio for the first half of 1998 at 33% was lower than the Company's target level of between 50% and 80%. The Company's expansion into the relatively high cost subprime production channel and diversification into the commercial mortgage and small ticket equipment leasing businesses, together with normal inflationary pressures on costs, have combined to increase cash operating costs at a 60% pace for the first six months of 1998 over that for the first six months of 1997. Although the servicing portfolio and servicing fees have increased during the same period, such increases have not kept pace with the rate of growth in cash operating expenses. Strategically, and in the opinion of the Company's management, market prices for servicing rights have been attractive throughout this period. Accordingly, management has consciously determined on a risk versus return basis to allow this ratio to move below its stated goals. Opportunistically and as market conditions permit, management would expect to bring this ratio back in line with the stated objective. Effective May 1, 1998, the Company sold its retail production franchise, which accounted for $5.6 million of the Company's cash operating expenses for the first half of 1998. Without retail division operating expenses for the first six months of 1998, the Company's coverage ratio would have been 36%.

     A summary of agency-eligible servicing statistics follows:

  ($ in thousands)                                      At or For the Six Months                       At or For the Quarter
                                                              Ended June 30,                               Ended June 30,
                                                   -----------------------------------        -----------------------------------
                                                         1998                 1997                  1998                 1997
                                                   --------------        -------------        --------------        -------------
Average Underlying Unpaid Principal Balances
   (including subservicing)                        $   10,888,995        $   9,067,404        $   11,451,709        $   9,248,663
Weighted Average Note Rate*                                  7.44%                7.84%                 7.44%                7.84%
Weighted Average Servicing Fee*                              0.39%                0.40%                 0.39%                0.40%
Delinquency (30+ days) Including
   Bankruptcies and Foreclosures*                            2.29%                3.39%                 2.29%                3.39%
Number of Servicing Division Employees                        160                  122                   160                  122

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

     The $2.2 billion, or 24%, increase in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced for the second quarter of 1998 as compared to the second quarter of 1997 is primarily related to the Company's decision to retain a larger percentage of its production during the first half of 1998. Additionally, the Company's increased loan production volumes during the latter half of 1997 and the first half of 1998 compared to the same periods of the prior years contributed to the increase. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, increased production volumes generally result in a higher volume of mortgage servicing rights held in inventory pending sale.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998,
COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Summary by Operating Division

     Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the six months ended June 30, 1998 and 1997, respectively:

                                                        Residential
                                             ---------------------------------
($ in thousands)                              Mortgage Production
                                             ---------------------    Agency -
                                             Agency-                  Eligible    Commercial
For the Six Months Ended June 30, 1998*      Eligible     Subprime    Servicing    Mortgage     Leasing     Other     Consolidated
-----------------------------------------    --------     --------    ---------   ----------    -------     -------   ------------
Net interest income                          $  3,869     $  3,413                  $   260     $ 1,982     $   227     $   9,751
Net gain on sale of mortgage loans             66,765       13,382                    3,482                                83,629
Gain on sale of mortgage servicing rights                              $  1,080                                             1,080
Servicing fees                                                           17,230       1,812         509         164        19,715
Other income                                    1,695          137          141          (2)        425         501         2,897
                                             --------     --------     --------     -------     -------     -------     ---------
     Total revenues                            72,329       16,932       18,451       5,552       2,916         892       117,072
                                             --------     --------     --------     -------     -------     -------     ---------

Salary and employee benefits                   28,031        7,589        1,648       2,920       1,030         344        41,562
Occupancy expense                               3,692          871          218         389         166          95         5,431
Amortization of mortgage servicing rights                                11,649         654                                12,303
General and administrative expenses            12,945        2,115        3,117         843       1,264         376        20,660
                                             --------     --------     --------     -------     -------     -------     ---------
     Total expenses                            44,668       10,575       16,632       4,806       2,460         815        79,956
                                             --------     --------     --------     -------     -------     -------     ---------

Income before income taxes                     27,661        6,357        1,819         746         456          77        37,116
Income tax expense                            (10,940)      (2,249)        (710)       (282)       (188)        (54)      (14,423)
                                             --------     --------     --------     -------     -------     -------     ---------
Net income                                   $ 16,721     $  4,108     $  1,109     $   464     $   268     $    23     $  22,693
                                             ========     ========     ========     =======     =======     =======     =========

                                                        Residential
                                             ---------------------------------
($ in thousands)                              Mortgage Production
                                             ---------------------    Agency -
                                             Agency-                  Eligible    Commercial
For the Six Months Ended June 30, 1997*      Eligible     Subprime    Servicing    Mortgage     Leasing     Other     Consolidated
-----------------------------------------    --------     --------    ---------   ----------    -------     -------   ------------
Net interest income                          $  9,651                                                                   $  9,651
Net gain on sale of mortgage loans             37,468     $ 4,782                                                         42,250
Gain on sale of mortgage servicing rights                             $  2,711                                             2,711
Servicing fees                                                          15,338                                            15,338
Other income                                      426                                                                        426
                                             --------     -------     --------     ---    ---    ---        -------     --------
     Total revenues                            47,545       4,782       18,049                                            70,376
                                             --------     -------     --------     ---    ---    ---        -------     --------

Salary and employee benefits                   23,174       2,587        1,383                                            27,144
Occupancy expense                               3,050         236          156                                             3,442
Amortization of mortgage servicing rights                                8,833                                             8,833

General and administrative expenses             8,274         706        2,763                                            11,743
                                             --------     -------     --------     ---    ---    ---        -------     --------
     Total expenses                            34,498       3,529       13,135                                            51,162
                                             --------     -------     --------     ---    ---    ---        -------     --------

Income before income taxes                     13,047       1,253        4,914                                            19,214
Income tax expense                             (5,008)       (485)      (1,880)                                           (7,373)
                                             --------     -------     --------     ---    ---    ---        -------     --------
Net income                                   $  8,039     $   768     $  3,034                                          $ 11,841
                                             ========     =======     ========     ===    ===    ===        =======     ========

* Revenues and expenses have been recorded on a direct basis to the extent possible. Other than direct charges, management believes that revenues and expenses have been allocated to the respective divisions on a reasonable basis.

Agency-Eligible Mortgage Operations

     Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.

                                             For the Six Months Ended June 30,
                                             ---------------------------------
($ in thousands)                                   1998             1997
                                                ----------       ----------
Net interest income                             $    3,869       $    9,651
Net gain on sale of mortgage loans                  66,765           37,468
Other income                                         1,695              426
                                                ----------       ----------
     Total production revenue                       72,329           47,545
                                                ----------       ----------
Salary and employee benefits                        28,031           23,174
Occupancy expense                                    3,692            3,050
General and administrative expenses                 12,945            8,274
                                                ----------       ----------
     Total production expenses                      44,668           34,498
                                                ----------       ----------
     Net pre-tax production margin              $   27,661       $   13,047
                                                ----------       ----------

Production                                      $7,407,008       $4,716,222
Pool delivery                                    7,171,373        4,499,563

Total production revenue to pool delivery          101 bps          106 bps
Total production expenses to production             60 bps           73 bps
                                                ----------       ----------
     Net pre-tax production margin                  41 bps           33 bps
                                                ==========       ==========

Summary

     The production revenue to pool delivery ratio declined five basis points, or 5%, for the first six months of 1998 as compared to the first six months of 1997. Generally, net gain on sale of mortgage loans (93 basis points for 1998 versus 83 basis points for 1997) improved due to better overall execution into the secondary markets. However, net interest income declined and offset this improvement due to the relatively flatter yield curve environment. The production expenses to production ratio decreased 13 basis points, or 18%, for the first six months of 1998 as compared to the first six months of 1997. Generally, this relates to better leverage of fixed operating expenses in the higher volume production environment for the first six months of 1998 versus the comparable period of 1997. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin improved 8 basis points, or 24%, to 41 basis points while in absolute dollars it increased $14.6 million, or 112%.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds).

($ in thousands)                                                                                        Variance
    Average Volume       Average Rate                                    Interest                   Attributable to
-----------------------------------------                          ---------------------          ---------------------
    1998       1997      1998     1997                                1998      1997    Variance      Rate    Volume
-----------------------------------------                          ----------------------------------------------------
                                         Interest Income
                                         Mortgages Held for Sale and
  $1,178,375 $ 810,759    6.89%    7.82%  Mortgage-Backed Securities $ 40,592  $ 31,688  $  8,904  ($ 5,464)  $ 14,368
-----------------------------------------                          ----------------------------------------------------
                                         Interest Expense
  $  464,620 $ 401,637    4.62%    4.78% Warehouse Line              $ 10,643  $  9,524     1,119      (375)     1,494
     681,723   380,918    5.88%    5.37% Gestation Line                19,869    10,142     9,727      1,719     8,008
      94,282              6.79%          Servicing Secured Line         3,174               3,174      3,174
      33,067    43,722    5.89%    6.33% Servicing Receivable Line        966     1,372      (406)       (72)     (334)
       6,731     3,010    7.88%    8.22% Other Borrowings                 263       124       139        (14)      153
                                         Facility Fees & Other Charges  1,808       875       933                  933
-----------------------------------------                          ----------------------------------------------------
  $1,280,423 $ 829,287    5.78%    5.36% Total Interest Expense      $ 36,723  $ 22,037  $ 14,686   $  4,432  $ 10,254
-----------------------------------------                          ----------------------------------------------------
                          1.11%    2.46% Net Interest Income         $  3,869  $  9,651 ($  5,782) ($  9,896) $  4,114
                       ==================                          ====================================================

     Net interest income from agency-eligible product decreased 60% to $3.9 million for the first six months of 1998 compared to $9.7 million for the first six months of 1997. The 135 basis point decrease in the interest-rate spread was primarily the result of the narrower spreads between long and short-term rates in the first six months of 1998 compared to the first six months of 1997. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

     A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                                          For the Six Months Ended June 30,
                                                                            ---------------------------
                                                                               1998             1997
                                                                            ----------       ----------
Gross proceeds on sales of mortgage loans                                   $7,239,752       $4,589,379
Initial unadjusted acquisition cost of mortgage loans sold, net of
  hedge results                                                              7,237,275        4,585,229
                                                                            ----------       ----------
Unadjusted gain on sale of mortgage loans                                        2,477            4,150
Loan origination and correspondent program administrative fees                  19,836           14,136
                                                                            ----------       ----------
Unadjusted aggregate margin                                                     22,313           18,286
Acquisition basis allocated to mortgage servicing rights (SFAS No 125)          43,856           18,120
Net change in deferred administrative fees                                         596            1,062
                                                                            ----------       ----------

Net gain on sale of agency-eligible mortgage loans                          $   66,765       $   37,468
                                                                            ==========       ==========

     The Company sold agency-eligible loans during the first six months of 1998 with an aggregate unpaid principal balance of $7.2 billion compared to sales of $4.6 billion for the first six months of 1997. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $2.5 million (3 basis points) for the first half of 1998 as compared to $4.2 million (9 basis points) for the comparable period of the prior year. The Company received loan origination and correspondent program administrative fees of $19.8 million (27 basis points) on these loans during the first six months of 1998 and $14.1 million (31 basis points) during the first six months of 1997. The Company allocated $43.9 million (61 basis points) to basis in mortgage servicing rights for loans sold in the first six months of 1998 as compared to $18.1 million (39 basis points) during the first six months of 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Consequently, net gain on sale of agency-eligible mortgage loans increased to $66.8 million for the first six months of 1998 versus $37.5 million for the first six months of 1997. Overall, the increase is attributed to better execution into the secondary markets.

Subprime Mortgage Operations

     Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

                                                                  For the Six Months Ended June 30,
                                                                  ---------------------------------
($ in thousands)                                                         1998           1997
                                                                       --------       --------
Net interest income                                                    $  3,413
Net gain on sale of mortgage loans                                       13,382       $  4,782
Other income                                                                137
                                                                       --------       --------
     Total production revenue                                            16,932          4,782
                                                                       --------       --------
Salary and employee benefits                                              7,589          2,587
Occupancy expense                                                           871            236
General and administrative expenses                                       2,115            706
                                                                       --------       --------
     Total production expenses                                           10,575          3,529
                                                                       --------       --------
     Net pre-tax production margin                                     $  6,357       $  1,253
                                                                       ========       ========

Production                                                             $252,132       $133,758
Whole loan sales and securitizations                                    214,971        114,427

Total production revenue to whole loan sales and securitizations        788 bps        418 bps
Total production expenses to production                                 419 bps        264 bps
                                                                       --------       --------
      Net pre-tax production margin                                     369 bps        154 bps
                                                                       ========       ========

Summary

     During the first six months of 1998, the Company produced $252.1 million of subprime loans. The Company sold approximately $89.7 million (36%) of its first six months 1998 production in whole loan transactions and delivered $125.2 million into the secondary markets through securitization transactions. Overall, the Company operated during the first six months of 1998 at a 3.69% pre-tax subprime production margin. At June 30, 1998, the Company had unsold subprime mortgage loans of $80.2 million. During the first six months of 1997, the Company's subprime division was in its initial startup phase and $46.8 million of the subprime mortgage loan production for that period was purchased in bulk from Meritage prior to the Company's acquisition of Meritage.

Net Interest Income

($ in thousands)                                                                                        Variance
    Average Volume       Average Rate                                    Interest                   Attributable to
-----------------------------------------                          ---------------------          ---------------------
    1998       1997      1998     1997                                1998      1997    Variance     Rate     Volume
-----------------------------------------                          ----------------------------------------------------
                                         Interest Income
                                         Mortgages Held for Sale and
   $ 111,877              9.72%            Residual Certificates     $  5,439            $  5,439   $  5,439
-----------------------------------------                          ----------------------------------------------------
                                         Interest Expense
  $   69,590              5.87%          Total Interest Expense      $  2,026            $  2,026   $  2,026
-----------------------------------------                          ----------------------------------------------------
                          3.85%          Net Interest Income         $  3,413            $  3,413   $  3,413
                       ==================                          ====================================================

     Net interest income on subprime loans and accretion income on residuals was $3.4 million and the interest rate spread was 385 basis points, for the first six months of 1998. This was primarily the result of the larger interest rate spreads possible for subprime product.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

     A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                                     For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                                              1998           1997
                                                                           ---------        -------

Gross proceeds on securitization of subprime mortgage loans                $ 124,237
Initial acquisition cost of subprime mortgage loans securitized, net
  of fees                                                                    126,975
                                                                           ---------        -------
Unadjusted loss on securitization of subprime mortgage loans                  (2,738)
Initial capitalization of residual certificates                                9,262
                                                                           ---------        -------
Net gain on securitization of subprime mortgage loans                      $   6,524
                                                                           =========        =======

     Residual certificates arising from subprime securitizations are classified as trading securities (as defined in SFAS No. 115), and changes in the fair value of such certificates are recorded as adjustments to income in the period of change. The Company assesses the fair value of the residual certificates quarterly, based on an independent third party valuation. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificate. Significant assumptions used for purposes of the June 30, 1998 valuations are set forth below:


Discount Rate                                          13.00%
Prepayment Speeds
  Fixed rate mortgages               4.8% to 28% constant prepayment rate
  Adjustable rate mortgages          4.8% to 28% constant prepayment rate

Ramp to Full Prepayment Speeds       Ramping period based on prepayment penalty
                                      period and adjustable rate mortgage first
                                                    reset dates.
Constant Default Rate                                    3%
Loss Severity                                            25%

     The assumptions above are estimated based on current conditions for similar instruments that are subject to prepayment and credit risks. Other factors evaluated in the determination of fair value include credit and collateral quality of the underlying loans, current economic conditions and various fees and costs (such as prepayment penalties) associated with ownership of the residual certificate. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Differences in the actual prepayment speed and loss experience from the assumptions used, could have a significant effect on the fair value of the residual certificates.

     The Company also sold subprime mortgage loans on a whole loan basis during the first six months of 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser. No interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ in thousands)                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
                                                                              1998           1997
                                                                            -------       --------

Gross proceeds on whole loan sales of subprime mortgage loans               $96,577       $119,209
Initial acquisition cost of subprime mortgage loans sold, net of fees        89,719        114,427
                                                                            -------       --------
Net gain on whole loan sales of subprime mortgage loans                     $ 6,858       $  4,782
                                                                            =======       ========

     As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.75 times the implied excess yield at June 30, 1998, as compared to the 1.73 multiple implied at March 31, 1998. The table below represents balances as of June 30, 1998 unless otherwise noted.


($ in thousands)                            Securitizations
                                 ---------------------------------------
                                  1997-1        1997-2        1998-1       Subtotal       Other            Total
                                 ----------   -----------   ------------  ------------  -----------     ------------

Residual Certificates            $   9,034    $    9,383    $     7,075    $   25,492    $   4,950       $   30,442
Bonds                            $  75,901 *  $   93,721 *  $    99,795 *  $  269,417    $  56,009 **    $  325,426
                                 ----------   -----------   ------------  ------------  -----------     ------------
Subtotal                         $  84,935    $  103,104    $   106,870    $  294,909    $  60,959       $  355,868
Unpaid Principal Balance         $  79,504 *  $   97,188 *  $    99,944 *  $  276,636    $  58,253 **    $  334,889
                                 ----------   -----------   ------------  ------------  -----------     ------------
Implied Price                       106.83        106.09         106.93        106.61       104.65           106.26
                                 ----------   -----------   ------------  ------------  -----------     ------------

* Amounts were based upon trustee statements dated July 27,1998 that covered the period ended June 30,1998.

** Amounts were based upon trustee statements dated June 30, 1998 that covered the period ended May 31, 1998.


Collateral Yield                     10.38          9.98           9.71         10.00        11.08            10.36
Collateral Equivalent
   Securitization Costs              (0.73)        (0.66)         (0.64)        (0.67)       (0.50)           (0.64)
Collateral Equivalent
   Bond Rate                         (5.63)        (5.74)         (5.83)        (5.74)       (7.16)           (6.15)
                                 ----------   -----------   ------------  ------------  -----------     ------------

                                      4.02          3.58           3.24          3.59         3.42             3.57
                                 ----------   -----------   ------------  ------------  -----------     ------------

Implied Premium Above Par             6.83          6.09           6.93          6.61         4.65             6.26
Implied Collateral
   Equivalent Excess Yield            4.02          3.58           3.24          3.59         3.42             3.57
                                 ----------   -----------   ------------  ------------  -----------     ------------

Multiple                              1.70 x        1.70 x         2.14 x        1.84 x       1.36 x           1.75 x
                                 ----------   -----------   ------------  ------------  -----------     ------------


Agency-Eligible Mortgage Servicing

     Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the six months ended June 30, 1998 and 1997:

                                                               For the Six Months Ended June 30,
                                                               ---------------------------------
($ in thousands)                                                     1998             1997
                                                                  ----------       ----------
Servicing fees                                                    $   17,230       $   15,338
Other income                                                             141
                                                                  ----------       ----------
      Servicing revenues                                              17,371           15,338
                                                                  ----------       ----------
Salary and employee benefits                                           1,648            1,383
Occupancy expense                                                        218              156
Amortization of mortgage servicing rights                             11,649            8,833
General and administrative expenses                                    3,117            2,763
                                                                  ----------       ----------
      Total loan servicing expenses                                   16,632           13,135
                                                                  ----------       ----------
      Net pre-tax servicing margin                                       739            2,203
Gain on sale of mortgage servicing rights                              1,080            2,711
                                                                  ----------       ----------
      Net pre-tax servicing contribution                          $    1,819       $    4,914
                                                                  ==========       ==========

Average owned servicing portfolio                                 $8,519,521       $7,307,094
Servicing sold                                                     4,804,235        3,784,210

Net pre-tax servicing margin to average servicing portfolio            2 bps            6 bps
Gain on sale of servicing to servicing sold                            2 bps            7 bps

Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio declined four basis points primarily due to relatively larger increases in amortization and general and administrative expenses. The increased amortization expense is attributable to generally higher levels of mortgage servicing rights held for sale and the generally higher amortization expenses required in the current higher prepay speed environment.

     Overall, the servicing division contributed $1.8 million to the first six months of 1998 pre-tax net income, a $3.1 million, or 63%, decrease from the $4.9 million contribution for the first six months of 1997.

     Loan servicing fees were $17.2 million for the first six months of 1998, compared to $15.3 million for the first six months of 1997, an increase of 12%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $8.5 billion during the first six months of 1998 from $7.3 billion during the first six months of 1997, an increase of 17%. Similarly, amortization of mortgage servicing rights also increased to $11.6 million during the first six months of 1998 from $8.8 million during the first six months of 1997, an increase of 32%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced and the current generally higher prepay speed environment.

     Included in loan servicing fees for the first six months of 1998 and 1997 are subservicing fees received by the Company of $422 thousand and $227 thousand, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                                     For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                                           1998               1997
                                                                       -----------        -----------
Underlying unpaid principal balances of mortgage loans on
    which servicing rights were sold during the period                 $ 4,804,235        $ 3,784,210
                                                                       ===========        ===========

Gross proceeds from sales of mortgage servicing rights                 $   110,661        $    84,077
Initial acquisition basis, net of amortization and hedge results            85,940             65,945
                                                                       -----------        -----------
Unadjusted gain on sale of mortgage servicing rights                        24,721             18,132
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                            (23,641)           (15,421)
                                                                       -----------        -----------
Gain on sale of mortgage servicing rights                              $     1,080        $     2,711
                                                                       ===========        ===========

     During the first six months of 1998, the Company completed 13 sales of mortgage servicing rights representing $4.8 billion of underlying unpaid principal mortgage loan balances. This compares to 18 sales of mortgage servicing rights representing $3.8 billion of underlying unpaid principal mortgage loan balances in the first six months of 1997. The unadjusted gain on the sale of mortgage servicing rights was $24.7 million (51 basis points) for the first six months of 1998, up from $18.1 million (48 basis points) for the first six months of 1997. The Company reduced this unadjusted gain by $23.6 million in the first half of 1998, versus a $15.4 million reduction during the first six months of 1997, in accordance with SFAS No. 125.

Commercial Mortgage Operations

     Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                                 For the Six Months ended June 30,
                                                                              -----------------------------------------
  ($ in thousands)                                                                  1998                      1997
                                                                              ----------------          ---------------
  Net interest income                                                         $           260
  Net gain on sale of mortgage loans                                                    3,482
  Other income                                                                             (2)
                                                                              ----------------          ---------------
       Total production revenue                                                         3,740
                                                                              ----------------          ---------------
  Salary and employee benefits                                                          2,920
  Occupancy expense                                                                       389
  General and administrative expenses                                                     843
                                                                              ----------------          ---------------
       Total production expenses                                                        4,152
                                                                              ----------------          ---------------
       Net pre-tax production margin                                                     (412)
                                                                              ----------------          ---------------

  Servicing fees                                                                        1,812
  Amortization of mortgage servicing rights                                               654
                                                                              ----------------          ---------------
       Net pre-tax servicing margin                                                     1,158
                                                                              ----------------          ---------------
       Pre-tax income                                                         $           746
                                                                              ----------------          ---------------

  Production                                                                  $       362,622
  Whole loan sales                                                                    362,622
  Average commercial mortgage servicing portfolio                             $     2,862,729

  Total production revenue to whole loan sales                                        103 bps
  Total production expenses to production                                             114 bps
                                                                              ----------------          ---------------
       Net pre-tax production margin                                                  (11 bps)
                                                                              ----------------          ---------------

  Servicing fees to average commercial mortgage servicing portfolio                    13 bps
  Amortization of mortgage servicing rights to average commercial
    mortgage servicing portfolio                                                        5 bps
                                                                              ----------------          ---------------
  Net pre-tax servicing margin to average servicing portfolio                           8 bps
                                                                              ----------------          ---------------


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

Net Gain on Sale of Commercial Mortgage Loans

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ in thousands)                                                           For the Six Months Ended June 30,
                                                                       -------------------------------------------
                                                                            1998                       1997
                                                                       ----------------           ----------------
Gross proceeds on sales of commercial mortgage loans                         $ 362,622
Initial unadjusted acquisition cost of commercial mortgage loans
  sold                                                                         362,622
                                                                       ----------------           ----------------
Unadjusted gain on sale of commercial mortgage loans
Commercial mortgage and origination fees                                         2,981
                                                                       ----------------           ----------------
Unadjusted aggregate margin                                                      2,981
Initial acquisition cost allocated to basis in commercial
  mortgage servicing rights (SFAS No. 125)                                         501
                                                                       ----------------           ----------------

Net gain on sale of commercial mortgage loans                                $   3,482
                                                                       ================           ================

     During the first six months of 1998, the commercial mortgage division originated and sold approximately $363 million in commercial mortgage loans. Commercial mortgage fees on these loans were $3.0 million or 82 basis points. Origination fees are generally between 50 and 100 basis points on the loan amount. In addition the commercial mortgage division allocated $500 thousand, or 14 basis points, to basis in servicing rights retained on commercial mortgage loans produced during the period.

Leasing Operations

     Following is a summary of the revenues and expenses allocated to the Company's small ticket equipment leasing operations for the periods indicated:

                                                                            For the Six Months Ended June 30,
                                                                     -------------------------------------------------
  ($ in thousands)                                                          1998                         1997
                                                                     --------------------         --------------------

  Net interest income                                                          $   1,982
  Other income                                                                       425
                                                                     --------------------         --------------------
        Leasing production revenue                                                 2,407
                                                                     --------------------         --------------------
  Salary and employee benefits                                                     1,030
  Occupancy expense                                                                  166
  General and administrative expenses                                              1,264
                                                                     --------------------         --------------------
        Total lease operating expenses                                             2,460
                                                                     --------------------         --------------------
        Net pre-tax leasing production margin                                        (53)
                                                                     --------------------         --------------------

  Servicing fees                                                                     509
                                                                     --------------------         --------------------
        Net pre-tax leasing margin                                             $     456
                                                                     --------------------         --------------------

  Average owned leasing portfolio                                              $  59,129
  Average serviced leasing portfolio                                              62,595
                                                                     ====================         ====================
  Average leasing portfolio                                                    $ 121,724
                                                                     ====================         ====================

  Leasing production revenue to average owned portfolio                          814 bps
  Leasing operating expenses to average owned portfolio                          832 bps
                                                                     ====================         ====================
  Net pre-tax leasing production margin                                          (18 bps)
                                                                     ====================         ====================

  Servicing fees to average serviced leasing portfolio                           163 bps

     Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. At June 30, 1998 the Company's managed lease servicing portfolio was $125.0 million. Of this managed lease portfolio, $70.6 million was owned and $54.4 million was serviced for investors. The negative net pre-tax leasing margin is primarily attributable to the size of the Company's owned leasing portfolio. As this owned leasing portfolio is expanded, management expects the net pre-tax leasing margin to improve.

Net Interest Income

     Net interest income for the first six months of 1998 was $2.0 million. This is an annualized net interest margin of 3.74% based upon average lease receivables owned of $60.0 million and average debt outstanding of $34.4 million.

The options, which will expire on October 30, 2005, November 8, 2006 and November 12, 2006, respectively, were still outstanding at June 30, 1997.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998, COMPARED TO QUARTER ENDED JUNE 30, 1997

Summary by Operating Division

     Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarters ended June 30, 1998 and 1997, respectively:

                                                       Residential
                                            --------------------------------
($ in thousands)                             Mortgage Production
                                            ---------------------    Agency-
                                              Agency-                Eligible   Commercial
For the Quarter Ended June 30, 1998*         Eligible    Subprime    Servicing    Mortgage    Leasing     Other   Consolidated
-----------------------------------------    --------    --------    ---------  ----------    -------     -----   ------------
Net interest income                          $  2,133     $ 2,066                 $   131     $ 1,036     $  93     $  5,459
Net gain on sale of mortgage loans             35,724       7,211                   1,520                             44,455
Gain on sale of mortgage servicing rights                             $   452                                            452
Servicing fees                                                          9,110         897         241       164      10,.412
Other income                                    1,608        (258)         48          (4)        206       323        1,923
                                             --------     -------     -------     -------     -------     -----     --------
     Total revenues                            39,465       9,019       9,610       2,544       1,483       580       62,701
                                             --------     -------     -------     -------     -------     -----     --------

Salary and employee benefits                   13,690       4,290         820       1,399         477       172       20,848
Occupancy expense                               1,720         499          98         203          86        45        2,651
Amortization of mortgage servicing rights                               6,347         327                              6,674
General and administrative expenses             6,803       1,163       1,597         427         677       201       10,868
                                             --------     -------     -------     -------     -------     -----     --------
     Total expenses                            22,213       5,952       8,862       2,356       1,240       418       41,041
                                             --------     -------     -------     -------     -------     -----     --------

Income before income taxes                     17,252       3,067         748         188         243       162       21,660
Income tax expense                             (6,983)       (998)       (303)        (70)       (107)      (87)      (8,548)
                                             --------     -------     -------     -------     -------     -----     --------
Net income                                   $ 10,269     $ 2,069     $   445     $   118     $   136     $  75     $ 13,112
                                             ========     =======     =======     =======     =======     =====     ========

                                                  Residential
                                       --------------------------------
($ in thousands)                        Mortgage Production
                                       ---------------------    Agency-
                                         Agency-                Eligible   Commercial
For the Quarter Ended June 30, 1997*    Eligible    Subprime    Servicing    Mortgage    Leasing     Other   Consolidated
------------------------------------    --------    --------    ---------  ----------    -------     -----   ------------
Net interest income                    $  5,916                                                               $  5,916
Net gain on sale of mortgage loans       20,441     $ 4,782                                                     25,223

Gain on sale of mortgage servicing rights                       $ 1,220                                          1,220
Servicing fees                                                    7,803                                          7,803
Other income                                157                                                                    157
                                       --------     -------     -------       ---        ---------    ----    --------
     Total revenues                      26,514       4,782       9,023                                         40,319
                                       --------     -------     -------       ---        ---------    ----    --------

Salary and employee benefits             11,935       2,263         682                                         14,880
Occupancy expense                         1,576         196          78                                          1,850
Amortization of mortgage servicing rights                         4,725                                          4,725
General and administrative expenses       4,619         629       1,620                                          6,868
                                       --------     -------     -------       ---        ---------    ----    --------
     Total expenses                      18,130       3,088       7,105                                         28,323
                                       --------     -------     -------       ---        ---------    ----    --------

Income before income taxes                8,384       1,694       1,918                                         11,996
Income tax expense                       (3,233)       (653)       (739)                                        (4,625)
                                       --------     -------     -------       ---        ---------    ----    --------
Net income                             $  5,151     $ 1,041     $ 1,179                                          7,371
                                       ========     =======     =======       ===        =========    ====    ========

* Revenues and expenses have been recorded on a direct basis to the extent possible. Other than direct charges, management believes that revenues and expenses have been allocated to the respective divisions on a reasonable basis.

Agency-Eligible Mortgage Operations

     Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.

                                              For the Quarter Ended June 30,
                                              ------------------------------
($ in thousands)                                   1998             1997
                                                ----------       ----------
Net interest income                             $    2,133       $    5,916
Net gain on sale of mortgage loans                  35,724           20,441
Other income                                         1,608              157
                                                ----------       ----------
     Total production revenue                       39,465           26,514
                                                ----------       ----------
Salary and employee benefits                        13,690           11,935
Occupancy expense                                    1,720            1,576
General and administrative expenses                  6,803            4,619
                                                ----------       ----------
     Total production expenses                      22,213           18,130
                                                ----------       ----------
     Net pre-tax production margin              $   17,252       $    8,384
                                                ----------       ----------

Production                                      $3,588,867       $2,593,691
Pool delivery                                    3,851,991        2,468,038

Total production revenue to pool delivery          102 bps          107 bps
Total production expenses to production             62 bps           70 bps
                                                ----------       ----------
      Net pre-tax production margin                 40 bps           37 bps
                                                ==========       ==========

Summary

         The production revenue to pool delivery ratio declined five basis points, or 5%, for the second quarter of 1998 as compared to the second quarter of 1997. Generally, net gain on sale of mortgage loans (93 basis points for 1998 versus 83 basis points for 1997) improved due to better overall execution into the secondary markets. However, net interest income declined and offset this improvement due to the relatively flatter yield curve environment. The production expenses to production ratio decreased 8 basis points, or 11%, for the second quarter of 1998 as compared to the second quarter of 1997. Generally, this relates to better leverage of fixed operating expenses in the higher volume production environment for the second quarter of 1998 versus the comparable period of 1997. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin improved 3 basis points, or 8%, to 40 basis points while in absolute dollars it increased $8.9 million, or 106%.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds).

($ in thousands)                                                                                           Variance
    Average Volume       Average Rate                                       Interest                    Attributable to
-----------------------------------------                             ---------------------          ---------------------
    1998       1997      1998     1997                                   1998      1997    Variance      Rate    Volume
-----------------------------------------                             ----------------------------------------------------
                                         Interest Income
                                         Mortgages Held for Sale and
  $1,217,037 $ 898,274    7.05%    8.12%  Mortgage-Backed Securities  $   21,461  $ 18,233   $ 3,228  ($  3,242) $  6,470
  ---------------------------------------                             ----------------------------------------------------
                                         Interest Expense
  $  446,797 $ 427,889    4.67%    4.94% Warehouse Line               $    5,200  $  5,267       (67)      (300)      233
     738,672   431,384    5.91%    5.41% Gestation Line                   10,884     5,817     5,067        923     4,144
      98,038              6.89%          Servicing Secured Line            1,684               1,684      1,684
      30,066    48,579    5.86%    6.47% Servicing Receivable Line           439       784      (345)       (46)     (299)
       6,927     5,987    7.59%    8.28% Other Borrowings                    131       124         7        (12)       19
                                         Facility Fees & Other Charges       990       325       665                  665
  ---------------------------------------                             ----------------------------------------------------
  $1,320,500 $ 913,839    5.87%    5.41% Total Interest Expense       $   19,328  $ 12,317   $ 7,011   $  2,249  $  4,762
  ---------------------------------------                             ----------------------------------------------------
                          1.18%    2.71% Net Interest Income          $    2,133  $  5,916  ($ 3,783) ($  5,491) $  1,708
                       ==================                             ====================================================

     Net interest income from agency-eligible product decreased 64% to $2.1 million for the second quarter of 1998 compared to $5.9 million for the second quarter of 1997. The 153 basis point decrease in the interest-rate spread was primarily the result of the narrower spreads between long and short-term rates in the second quarter of 1998 compared to the second quarter of 1997. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

     A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                                              For the Quarter Ended June 30,
                                                                              ------------------------------
                                                                                  1998              1997
                                                                              -----------        ----------
Gross proceeds on sales of mortgage loans                                     $ 3,877,635        $2,584,544
Initial unadjusted acquisition cost of mortgage loans sold, net of
  hedge results                                                                 3,875,380        $2,582,193
                                                                              -----------        ----------
Unadjusted gain on sale of mortgage loans                                           2,255             2,351
Loan origination and correspondent program administrative fees                     10,866             7,635
                                                                              -----------        ----------
Unadjusted aggregate margin                                                        13,121             9,986
Acquisition basis allocated to mortgage servicing rights (SFAS No. 125)            23,216             9,614
Net change in deferred administrative fees                                           (613)              841
                                                                              -----------        ----------

Net gain on sale of agency-eligible mortgage loans                            $    35,724        $   20,441
                                                                              ===========        ==========

     The Company sold agency-eligible loans during the second quarter of 1998 with an aggregate unpaid principal balance of $3.9 billion compared to sales of $2.6 billion for the second quarter of 1997. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $2.3 million (6 basis points) for the second quarter of 1998 as compared to $2.4 million (9 basis points) for the comparable period of the prior year. The Company received loan origination and correspondent program administrative fees of $10.9 million (28 basis points) on these loans during the second quarter of 1998 and $7.6 million (30 basis points) during the second quarter of 1997. The Company allocated $23.2 million (60 basis points) to basis in mortgage servicing rights for loans sold in the second quarter of 1998 as compared to $9.6 million (37 basis points) during the second quarter of 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Consequently, net gain on sale of agency-eligible mortgage loans increased to $35.7 million for the second quarter of 1998 versus $20.4 million for the second quarter of 1997. The increase is primarily attributed to better execution into the secondary markets.

Subprime Mortgage Operations

     Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

                                                                     For the Quarter Ended June 30,
                                                                     ------------------------------
($ in thousands)                                                          1998            1997
                                                                       ---------        --------
Net interest income                                                    $   2,066        $  4,782
Net gain on sale of mortgage loans                                         7,211
Other income                                                                (258)
                                                                       ---------        --------
     Total production revenue                                              9,019           4,782
                                                                       ---------        --------
Salary and employee benefits                                               4,290           2,263
Occupancy expense                                                            499             196
General and administrative expenses                                        1,163             629
                                                                       ---------        --------
     Total production expenses                                             5,952           3,088
                                                                       ---------        --------
     Net pre-tax production margin                                     $   3,067        $  1,694
                                                                       ---------        --------

Production                                                             $ 146,146        $ 87,001
Whole loan sales and securitizations                                     128,268         114,427

Total production revenue to whole loan sales and securitizations         703 bps         418 bps
Total production expenses to production                                  407 bps         355 bps
                                                                       ---------        --------
     Net pre-tax production margin                                       296 bps          63 bps
                                                                       =========        ========

Summary

     During the second quarter of 1998, the Company produced $146.1 million of subprime loans. The Company sold approximately $28.3 million (19%) of its second quarter 1998 subprime production in whole loan transactions and delivered $100.0 million into the secondary markets through securitization transactions. Overall, the Company operated during the second quarter of 1998 at a 2.96% pre-tax subprime production margin. This compares to a 0.63% pre-tax subprime production margin for the second quarter of 1997. The second quarter of 1997 was the first full quarter of operations for the subprime division.

Net Interest Income

($ in thousands)                                                                                        Variance
    Average Volume       Average Rate                                    Interest                   Attributable to
-----------------------------------------                          ---------------------          ---------------------
    1998       1997      1998     1997                                1998      1997    Variance     Rate     Volume
-----------------------------------------                          ----------------------------------------------------
                                         Interest Income
                                         Mortgages Held for Sale and
   $ 140,149              9.83%           Residual Certificates      $  3,445            $  3,445   $  3,445
-----------------------------------------                          ----------------------------------------------------
                                         Interest Expense
   $  94,883              5.83%          Total Interest Expense      $  1,379            $  1,379   $  1,379
-----------------------------------------                          ----------------------------------------------------
                          4.00%          Net Interest Income         $  2,066            $  2,066   $  2,066
                       ==================                          ====================================================

     Net interest income on subprime loans and accretion income on residuals was $2.1 million, and the interest rate spread was 400 basis points, for the second quarter of 1998. This was primarily the result of the larger interest rate spreads possible for subprime product.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

     A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                                        For the Quarter Ended June 30,
                                                                        ------------------------------
                                                                             1998           1997
                                                                           ---------        -------

Gross proceeds on securitization of subprime mortgage loans                $  99,370
Initial acquisition cost of subprime mortgage loans securitized, net
  of fees                                                                    101,599
                                                                           ---------        -------
Unadjusted loss on securitization of subprime mortgage loans                  (2,229)
Initial capitalization of residual certificates                                7,075
                                                                           ---------        -------
Net gain on securitization of subprime mortgage loans                      $   4,846
                                                                           =========        =======

     The Company also sold subprime mortgage loans on a whole loan basis during the first quarter of 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser. No interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ in thousands)                                                       For the Quarter Ended June 30,
                                                                       ------------------------------
                                                                              1998           1997
                                                                            --------       --------

Gross proceeds on whole loan sales of subprime mortgage loans               $ 30,620       $119,209
Initial acquisition cost of subprime mortgage loans sold, net of fees         28,255        114,427
                                                                            --------       --------
Net gain on whole loan sales of subprime mortgage loans                     $  2,365       $  4,782
                                                                            ========       ========


Agency-Eligible Mortgage Servicing

     Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the quarters ended June 30, 1998 and 1997:

                                                                  For the Quarter Ended June 30,
                                                                  ------------------------------
  ($ in thousands)                                                     1998             1997
                                                                    ----------       ----------
  Servicing fees                                                    $    9,110       $    7,803
  Other income                                                              48
                                                                    ----------       ----------
        Servicing revenues                                               9,158            7,803
                                                                    ----------       ----------
  Salary and employee benefits                                             820              682
  Occupancy expense                                                         98               78
  Amortization of mortgage servicing rights                              6,347            4,725
  General and administrative expenses                                    1,597            1,620
                                                                    ----------       ----------
        Total loan servicing expenses                                    8,862            7,105
                                                                    ----------       ----------
        Net pre-tax servicing margin                                       296              698
  Gain on sale of mortgage servicing rights                                452            1,220
                                                                    ----------       ----------
        Net pre-tax servicing contribution                          $      748       $    1,918
                                                                    ==========       ==========

  Average owned servicing portfolio                                 $9,107,296       $7,523,779
  Servicing sold                                                     2,269,219        2,071,902

  Net pre-tax servicing margin to average servicing portfolio            1 bps            4 bps
  Gain on sale of servicing to servicing sold                            2 bps            6 bps


Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio declined three basis points primarily due to relatively larger increases in amortization and general and administrative expenses. The increased amortization expense is attributable to generally higher levels of mortgage servicing rights held for sale which are carried at a higher basis than older available-for-sale mortgage servicing rights and thus require a relatively higher periodic amortization charge.

     Overall, the servicing division contributed $0.7 million to second quarter 1998 pre-tax net income, a $1.2 million, or 61%, decrease from the $1.9 million contribution for the second quarter of 1997.

     Loan servicing fees were $9.1 million for the second quarter of 1998, compared to $7.8 million for the second quarter of 1997, an increase of 17%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.1 billion during the second quarter of 1998 from $7.5 billion during the second quarter of 1997, an increase of 21%. Similarly, amortization of mortgage servicing rights also increased to $6.3 million during the second quarter of 1998 from $4.7 million during the second quarter of 1997, an increase of 34%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced and the higher basis in the servicing rights. As a result, net servicing margin decreased 10% to $2.8 million during the second quarter of 1998, from $3.1 million during the second quarter of 1997.

     Included in loan servicing fees for the first quarters of 1998 and 1997 are subservicing fees received by the Company of $154 thousand and $79 thousand, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                                       For the Quarter Ended June 30,
                                                                       ------------------------------
                                                                           1998               1997
                                                                       -----------        -----------
Underlying unpaid principal balances of mortgage loans on
    which servicing rights were sold during the period                 $ 2,269,219        $ 2,071,902
                                                                       ===========        ===========

Gross proceeds from sales of mortgage servicing rights                 $    54,294        $    44,918
Initial acquisition basis, net of amortization and hedge results            42,909             37,200
                                                                       -----------        -----------
Unadjusted gain on sale of mortgage servicing rights                        11,385              7,718
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                            (10,933)            (6,498)
                                                                       -----------        -----------
Gain on sale of mortgage servicing rights                              $       452        $     1,220
                                                                       ===========        ===========

     During the second quarter of 1998, the Company completed seven sales of mortgage servicing rights representing $2.3 billion of underlying unpaid principal mortgage loan balances. This compares to ten sales of mortgage servicing rights representing $2.1 billion of underlying unpaid principal mortgage loan balances in the second quarter of 1997. The unadjusted gain on the sale of mortgage servicing rights was $11.4 million (50 basis points) for the second quarter of 1998, compared to $7.7 million (37 basis points) for the second quarter of 1997. The Company reduced this unadjusted gain by $10.9 million in the second quarter of 1998, versus a $6.5 million reduction during the second quarter of 1997, in accordance with SFAS No. 125.

Commercial Mortgage Operations

     Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                                  For the Quarter Ended June 30,
                                                                              ---------------------------------------
  ($ in thousands)                                                                 1998                    1997
                                                                              ----------------        ---------------
  Net interest income                                                         $           131
  Net gain on sale of mortgage loans                                                    1,520
  Other income                                                                             (4)
                                                                              ----------------        ---------------
       Total production revenue                                                         1,647
                                                                              ----------------        ---------------
  Salary and employee benefits                                                          1,399
  Occupancy expense                                                                       203
  General and administrative expenses                                                     427
                                                                              ----------------        ---------------
       Total production expenses                                                        2,029
                                                                              ----------------        ---------------
       Net pre-tax production margin                                          ($          382)
                                                                              ================        ===============

  Servicing fees                                                              $           897
  Amortization of mortgage servicing rights                                               327
                                                                              ----------------        ---------------
       Net pre-tax servicing margin                                                       570
                                                                              ----------------        ---------------
       Pre-tax income                                                         $           188
                                                                              ================        ===============

  Production                                                                  $       170,107
  Whole loan sales                                                                    170,107
  Average commercial mortgage servicing portfolio                                   2,907,213

  Total production revenue to whole loan sales                                         97 bps
  Total production expenses to production                                             119 bps
                                                                              ----------------        ---------------
       Net pre-tax production margin                                                  (22 bps)
                                                                              ================        ===============

  Servicing fees to average commercial mortgage servicing portfolio                    12 bps
  Amortization of mortgage servicing rights to average commercial
    mortgage servicing portfolio                                                        4 bps
                                                                              ----------------        ---------------
  Net pre-tax servicing margin to average servicing portfolio                           8 bps
                                                                              ================        ===============


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

Net Gain on Sale of Commercial Mortgage Loans

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ in thousands)                                                             For the Quarter Ended June 30,
                                                                       -------------------------------------------
                                                                            1998                       1997
                                                                       ----------------           ----------------
Gross proceeds on sales of commercial mortgage loans                       $   170,107
Initial unadjusted acquisition cost of commercial mortgage loans
  sold                                                                         170,107
                                                                       ----------------           ----------------
Unadjusted gain on sale of commercial mortgage loans
Commercial mortgage and transaction processing fees                              1,316
                                                                       ----------------           ----------------
Unadjusted aggregate margin                                                      1,316
Initial acquisition cost allocated to basis in commercial
  mortgage servicing rights (SFAS No. 125)                                         204
                                                                       ----------------           ----------------

Net gain on sale of commercial mortgage loans                              $     1,520
                                                                       ================           ================

     During the second quarter of 1998, the commercial mortgage division originated and sold approximately $170 million in commercial loans. Commercial mortgage fees on these loans were $1.3 million, or 77 basis points. Origination fees on commercial mortgages are generally between 50 and 100 basis points on the loan amount. In addition the commercial mortgage division allocated $204 thousand, or 12 basis points, to basis in servicing rights retained on commercial mortgage loans.

Leasing Operations

     Following is a summary of the revenues and expenses allocated to the Company's small ticket equipment leasing operations for the periods indicated:

                                                                              For the Quarter Ended June 30,
                                                                     -------------------------------------------------
  ($ in thousands)                                                          1998                         1997
                                                                     --------------------         --------------------

  Net interest income                                                       $      1,036
  Other income                                                                       206
                                                                     --------------------         --------------------
        Leasing production revenue                                                 1,242
                                                                     --------------------         --------------------
  Salary and employee benefits                                                       477
  Occupancy expense                                                                   86
  General and administrative expenses                                                677
                                                                     --------------------         --------------------
        Total lease operating expenses                                             1,240
                                                                     --------------------         --------------------
        Net pre-tax leasing production margin                               $          2
                                                                     --------------------         --------------------

  Servicing fees                                                                     241
                                                                     --------------------         --------------------
        Net pre-tax leasing margin                                          $        243
                                                                     --------------------         --------------------

  Average owned leasing portfolio                                           $     62,702
  Average serviced leasing portfolio                                              59,249
                                                                     --------------------         --------------------
  Average leasing portfolio                                                      121,951
                                                                     ====================         ====================

  Leasing production revenue to average owned portfolio                          792 bps
  Lease operating expenses to average owned portfolio                            791 bps
                                                                     --------------------         --------------------
  Net pre-tax leasing production margin                                            1 bps
                                                                     ====================         ====================

  Servicing fees to average serviced portfolio                                   163 bps

     Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. At June 30, 1998 the Company's managed lease servicing portfolio was $125.0 million. Of this managed lease portfolio, $70.6 million was owned and $54.4 million was serviced for investors. The one basis point net pre-tax leasing margin is primarily attributable to the size of the Company's owned leasing portfolio. As this owned leasing portfolio is expanded, management expects the net pre-tax leasing margin to improve.

Net Interest Income

     Net interest income for the second quarter of 1998 was $1.0 million. This is an annualized net interest margin of 3.69% based upon average lease receivables owned of $64.6 million and average debt outstanding of $38.6 million.

FINANCIAL CONDITION

    During the second quarter of 1998, the Company experienced a 5% decrease in total production originated and acquired compared to the first quarter of 1998, from $4.1 billion during the first quarter of 1998 to $3.9 billion during the second quarter of 1998. The June 30, 1998, locked mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.3 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.5 billion.

    Mortgage loans held for sale and mortgage-backed securities totaled $1.3 billion at June 30, 1998, versus $1.2 billion at December 31, 1997, an increase of 8%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $9.4 billion at June 30, 1998, from $7.1 billion at December 31, 1997, an increase of 32%.

    Short-term borrowings, which are the Company's primary source of funds, totaled $1.3 billion at June 30, 1998, compared to $1.2 billion at December 31, 1997, an increase of 8%. The increase in the balance outstanding at June 30, 1998, resulted from increased funding requirements related to the increase in the balance of mortgage loans held for sale and mortgage-backed securities. There were $6.4 million in long-term borrowings at June 30, 1998, compared to
6.5 million at December 31, 1997, a decrease of 2%.

    Other liabilities totaled $144 million as of June 30, 1998, compared to the December 31, 1997, balance of $87 million, an increase of $57 million, or 66%. The increase in other liabilities resulted primarily from an increase in the volume of loans acquired through certain correspondent funding programs of the Company.

    The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or mortgage servicing rights and residual certificate valuation declines resulting from changes in interest rates that can lead to changing prepayment speeds or other factors beyond the Company's control. Management of the Company recognizes these challenges and intends to continue to manage the Company accordingly.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $670 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 1999. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $185 million, plus net income subsequent to July 31, 1998, and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans and
(iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the

Company's ability (i) to pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or (ii) to engage significantly in any type of business unrelated to the mortgage banking business, the servicing of mortgage loans or equipment leasing.

    Additionally, the Company entered into a $200 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts in July 1999, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale". A $70 million portion of the revolver facility matures in July 1999, and is secured by the Company's servicing portfolio designated as "held-for-sale". A $50 million portion of the revolver facility matures in July 1999, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

    The Company has also entered into a $200 million, 364-day term subprime revolving credit facility, which expires in July 1999. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

    The Company was in compliance with the above-mentioned debt covenants at June 30, 1998. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

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

    RBC has a 364-day $75 million revolving credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in July 1999, and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RBC and which restrict RBC's ability to incur debt, encumber assets, other than as collateral for the facility, sell assets, merge, declare or pay any dividends or change its corporate by-laws or articles of incorporation.

    The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. For reasons independent from the Year 2000 issue, the Company had already undertaken an initiative to replace significant portions of its enterprise wide mortgage systems. The new systems are Year 2000 compliant. This effort encompasses the major systems that perform our mission critical functions. Several components have been installed and management has targeted to complete these installations by December 31, 1998. The Company does not believe that Year 2000 issues will have a material impact on its correspondent and broker relationships. The Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate Year 2000 conversion. The Company does not foresee a material impact to the Company surrounding the Year 2000 compliance with such correspondents, brokers, suppliers, dealers, financial institutions and others. Direct costs associated exclusively with achieving Year 2000 compliance is not expected to be material to the Company and will be incurred through 1999.

                           Part II. OTHER INFORMATION


Item 2. - Changes in Securities and Use of Proceeds

     Effective April 1, 1997, the Company issued 943,899 shares of its common stock, par value $0.01 per share, to those shareholders of Meritage Mortgage Corporation, an Oregon corporation ("Meritage"), that qualified as accredited investors within the meaning of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The stock was issued as part of the consideration paid by the Company in exchange for all of the common stock of Meritage in connection with the Company's acquisition of Meritage by means of a reverse subsidiary merger. The stock was valued at $14.0375 per share for purposes of determining the number of shares to be issued in connection with the merger. Of the 943,899 shares issued in connection with the merger, 406,053 were issued contingent on Meritage's achieving certain levels of subprime mortgage production in certain periods following the merger. All of the contingent shares have been released as of June 30, 1998.

     Because the stock was issued only to accredited investors in connection with the merger, the Company claimed an exemption from registration under the Securities Act pursuant to Rule 506 of Regulation D.

Item 4. - Submission of Matters to a Vote of Security Holders

     During the period of April 1, 1998, through June 30, 1998, the following matters were submitted to a vote of security holders:

         At the annual meeting of the shareholders of the Company on May 20, 1998, the shareholders elected Boyd M. Guttery, David W. Johnson, Jr., and Edward J. Sebastian to serve as directors of the Company for three year terms expiring at the 2001 annual meeting of shareholders.
         Mr. Guttery received 18,714,907 votes, 608,034 votes were withheld with no votes against. Mr. Johnson received 18,715,433 votes, 607,508 votes were withheld with no votes against. Mr. Sebastian received 18,715,588 votes, 607,353 votes were withheld with no votes against.


Item 6.  - Exhibits and Reports on Form 8-K

         -  (a)   A list of exhibits filed with this Form 10-Q, along with the exhibit index can be found on pages A to E following the signature page.

         -  (b)   none

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                                 (Registrant)




                                    /s/ Steven F. Herbert
                                    --------------------------------------
                                    Steven F. Herbert
                                    Senior Executive Vice President and
                                    Chief Financial Officer

                                    (signing in the capacity of (i) duly
                                    authorized officer of the registrant and
                                    (ii) principal financial officer of the
                                    registrant)




DATED:   August 14, 1998

                                INDEX TO EXHIBITS


Exhibit No.                Description                                     Page
-----------                -----------                                     ----

 3.1     Restated Certificate of Incorporation of the Registrant            *
         incorporated by reference to Exhibit 3.3 of the Registrant's Registration No. 33-53980

 3.2     Certificate of Amendment of Certificate of Incorporation of        *
         the Registrant incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997

 3.3     Certificate of Designation of the Preferred Stock of the           *
         Registrant incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

 3.4     Amended and Restated Bylaws of the Registrant incorporated by      *
         reference to Exhibit 3.4 of the Registrant's Registration No.
         33-53980

 4.1     Specimen Certificate of Registrant's Common Stock incorporated     *
         by reference to Exhibit 4.1 of the Registrant's Registration
         No. 33-53980

 4.2     Rights Agreement dated as of February 6, 1998 between the          *
         Registrant and First Chicago Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's
         Form 8-A filed on February 8, 1998

 4.3     Second Amended and Restated Secured Revolving /Term Credit         *
         Agreement dated as of July 31, 1996, between the Registrant and the Banks Listed on the Signature Pages Thereof, Bank One, Texas, National Association, First Bank National Association, NationsBank of Texas, N.A. and Texas Commerce Bank, National Association, as Co-agents and the Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996

 4.4     Second Amended and Restated Revolving/Term Security Collateral     *
         Agency Agreement dated as of July 31, 1996, between the Registrant and The Bank of New York as Collateral Agent and
         Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form 10-Q for the period ended September 30, 1996

 4.5     Amendment No. 1 dated as of July 30, 1997 to and under the         *
         Second Amended and Restated Secured Revolving/Term Credit
         Agreement dated as of July 31, 1996, among the Registrant, the Banks and Co-Agents named therein and The Bank of New York as Collateral Agent

10.1     Employment Agreement dated June 3, 1993, between the               *
         Registrant and David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit
         10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.2     Office Building Lease dated March 8, 1991, as amended by           *
         Modification of Office Lease dated October 1, 1991, incorporated by reference to Exhibit 10.5 of the Registrant's Registration No. 33-53980

10.3     Assignment and Assumption of Office Lease incorporated by          *
         reference to Exhibit 10.6 of the Registrant's Registration No.
         33-53980


                                       A

Exhibit No.                Description                                     Page
-----------                -----------                                     ----

10.4     (A) Stock Option Agreement between the Registrant and David W.     *
         Johnson, Jr. incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee E.       *
         Shelton incorporated by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993

10.5     Termination Agreement dated June 3, 1993, between the              *
         Registrant and David W. Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1993

10.6     (A) Deferred Compensation Agreement dated June 3, 1993,            *
         between the Registrant and David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson,       *
         dated January 19, 1994, between RBC and First Union National
         Bank of North Carolina incorporated by reference to Exhibit
         10.10 (C) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.7     Flexible Benefits Plan incorporated by reference to Exhibit        *
         10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.8     Section 125 Plan incorporated by reference to Exhibit 10.17 of     *
         the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.9     Pension Plan incorporated by reference to Exhibit 10.18 of the     *
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993

10.10    Governmental Real Estate Sub-Lease-Office, between Resource        *
         Bancshares Mortgage Group, Inc. and the South Carolina
         Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended March 31, 1994

10.11    First Sub-Lease Amendment to Governmental Real Estate              *
         Sub-Lease-Office, between Resource Bancshares Mortgage Group,
         Inc. and the South Carolina Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.12    Amendment I to Pension Plan incorporated by reference to           *
         Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.13    Amendment II to Pension Plan incorporated by reference to          *
         Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.14    Resource Bancshares Mortgage Group, Inc. Supplemental Executive   ___
         Retirement Plan



                                       B

Exhibit No.                Description                                     Page
-----------                -----------                                     ----
10.15    Pension Restoration Plan incorporated by reference to Exhibit      *
         10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.16    Stock Investment Plan incorporated by reference to Exhibit 4.1     *
         of the Registrant's Registration No. 33-87536

10.17    Amendment I to Stock Investment Plan incorporated by reference     *
         to Exhibit 10.27 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1994

10.18    Employee Stock Ownership Plan incorporated by reference to         *
         Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.19    Amended Resource Bancshares Mortgage Group, Inc. Successor         *
         Employee Stock Ownership Trust Agreement dated December 1,
         1994, between the Registrant and Marine Midland Bank
         incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1994

10.20    ESOP Loan and Security Agreement dated January 12, 1995,           *
         between the Registrant and The Resource Bancshares Mortgage
         Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.21    Employment Agreement dated June 30, 1995, between the              *
         Registrant and Steven F. Herbert incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1995

10.22    Formula Stock Option Plan incorporated by reference to Exhibit     *
         10.36 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.23    Amended and Restated Omnibus Stock Award Plan incorporated by      *
         reference to Exhibit 99.10 of the Registrant's Registration No. 333-29245 filed on December 1, 1997

10.24    Employment Agreement dated September 25, 1995, between the         *
         Registrant and Richard M. Duncan incorporated by reference to
         Exhibit 10.38 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1995

10.25    Request for Extension of Governmental Real Estate                  *
         Sub-Lease-Office, between the Registrant and the South
         Carolina Department of Labor, Licensing and Regulation dated December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.26    First Amendment to Employee Stock Ownership Plan dated October     *
         31, 1995 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995

10.27    Amendment to Pension Plan effective January 1, 1995                *
         incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995



                                       C

Exhibit No.                Description                                     Page
-----------                -----------                                     ----
10.28    Second Amendment to Employee Stock Ownership Plan dated August     *
         12, 1996 incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996

10.29    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock       *
         Option Plan dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1996

10.30    Amended and Restated Retirement Savings Plan dated April 1,        *
         1996 incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996

10.31    First Amendment to Amended and Restated Retirement Savings         *
         Plan dated as of November 8, 1996 incorporated by reference to
         Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

10.32    ESOP Loan and Security Agreement dated May 3, 1996, between        *
         the Registrant and The Resource Bancshares Mortgage Group,
         Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1996

10.33    Second Amendment to Amended and Restated Retirement Savings        *
         Plan dated January 1997, incorporated by reference to Exhibit
         10.38 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.34    Form of Incentive Stock Option Agreement (Omnibus Stock Award      *
         Plan) incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.35    Form of Non-Qualified Stock Option Agreement (Non-Qualified        *
         Stock Option Plan), incorporated by reference to Exhibit
         10.41 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.36    First Amendment to the Formula Stock Option Plan incorporated      *
         by reference to Exhibit 99.8 of the Registrant's
         Registration No. 333-29245 as filed on December 1, 1997

10.37    (A) Agreement of Merger dated April 18, 1997 between Resource      *
         Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
         Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's Registration No.333-29245

         (B) First Amendment to Agreement of Merger dated April 18,         *
         1997 between Resource Bancshares Mortgage Group, Inc., RBC
         Merger Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended September
         30, 1997

         (C) Second Amendment to Agreement of Merger dated April 18,        *
         1997 between Resource Bancshares Mortgage Group, Inc., RBC
         Merger Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's
         Registration No. 333-29245

                                       D

Exhibit No.                Description                                     Page
-----------                -----------                                     ----

10.38    (A) Mutual Release and Settlement Agreement between the            *
         Registrant, Lee E. Shelton and Constance P. Shelton dated
         January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement           *
         between the Registrant, Lee E. Shelton and Constance P.
         Shelton dated January 31, 1997 incorporated by reference to
         Exhibit 10.44 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1997

10.39    Note Agreement between the Registrant and UNUM Life Insurance      *
         Company of America dated May 16, 1997 incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended June 30, 1997

10.40    Second Amendment to the Non-Qualified Stock Option Agreement       *
         dated February 6, 1998 incorporated by reference to Exhibit
         10.40 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.41    Agreement and Release Form of Non-Qualified Stock Option           *
         Agreement incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998

11.1     Statement re: Computation of Net Income per Share                 ___

27.1     Financial Data Schedule                                           ___

----------------------------------

* Incorporated by reference




                                        E