Form 10-Q
period 1998-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1998-11-17
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               For The Quarterly Period Ended September 30, 1998

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 000-21786



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      STATE OF DELAWARE                                  57-0962375
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   7909 Parklane Road,  Columbia, SC                           29223
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                     (Zip Code)


Registrant's telephone number, including area code        (803) 741-3000
                                                          --------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and has been subject to such filing requirements for the past 90 days.

YES  X      NO
    ---        ---

The number of shares of common stock of the Registrant outstanding as of October 31, 1998, was 23,540,145.

                                     Page 1
                          Exhibit Index on Pages A to E

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
               Form 10-Q for the quarter ended September 30, 1998

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                          PAGE
PART I.     FINANCIAL INFORMATION                                         ----

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                      3


            Consolidated Statement of Income                                4


            Consolidated Statement of Changes in Stockholders' Equity       5


            Consolidated Statement of Cash Flows                            6


            Notes to Consolidated Financial Statements                      7


ITEM 2.     Management's Discussion and Analysis of                        12
            Financial Condition and Results of Operations


PART II.     OTHER INFORMATION                                             47


ITEM 6.     Exhibits and Reports on Form 8-K                               47


SIGNATURES                                                                 48


EXHIBIT INDEX                                                              A-E

                          Part I. Financial Information

Item 1.  Financial Statements

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                          September 30,    December 31,
                                                                               1998            1997
                                                                         --------------    ------------
ASSETS                                                                     (Unaudited)

Cash                                                                     $   103,620       $    13,546
Receivables                                                                  112,771            87,702
Trading securities:
     Mortgage-backed securities                                              462,653           334,598
     Residual interest in subprime securitizations                            33,393            19,684
Mortgage loans held-for-sale                                                 858,712           844,590
Lease receivables                                                             88,150            51,494
Servicing rights, net                                                        177,391           127,326
Premises and equipment, net                                                   34,725            27,723
Accrued interest receivable                                                    4,294             4,372
Goodwill and other intangibles                                                16,583            15,519
Other assets                                                                  79,659            30,375
                                                                         -----------       -----------

     Total assets                                                        $ 1,971,951       $ 1,556,929
                                                                         ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Short-term borrowings                                               $ 1,548,770       $ 1,224,489
     Long-term borrowings                                                      6,390             6,461
     Accrued expenses                                                         30,561            24,262
     Other liabilities                                                       134,626            86,578
                                                                         -----------       -----------

     Total liabilities                                                     1,720,347         1,341,790
                                                                         -----------       -----------

Stockholders' equity
     Common stock (31,637,244 and 31,120,383 shares outstanding
         at September 30, 1998 and December 31, 1997, respectively)              316               311
     Additional paid-in capital                                              305,266           299,516
     Retained earnings                                                        49,199            17,763
     Common stock held by subsidiary at cost (7,767,099 shares
         outstanding at September 30, 1998 and December 31, 1997)            (98,953)          (98,953)
     Unearned shares of employee stock ownership plan                         (4,224)           (3,498)
                                                                         -----------       -----------

     Total stockholders' equity                                              251,604           215,139
                                                                         -----------       -----------

     Total liabilities and stockholders' equity                          $ 1,971,951       $ 1,556,929
                                                                         ===========       ===========




          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)



                                                                  For the Nine Months Ended           For the Quarter Ended
                                                                        September 30,                     September 30,
                                                                -----------------------------     -----------------------------

                                                                    1998             1997              1998              1997
                                                                ------------     ------------     ------------     ------------
REVENUES
       Interest income                                          $     74,649     $     53,301     $     25,009     $     21,613
       Interest expense                                              (60,297)         (39,115)         (20,408)         (17,078)
                                                                ------------     ------------     ------------     ------------
       Net interest income                                            14,352           14,186            4,601            4,535
       Net gain on sale of mortgage loans                            129,226           71,578           45,597           29,328
       Gain on sale of mortgage servicing rights                       1,613            5,948              533            3,237
       Servicing fees                                                 31,134           23,049           11,419            7,711
       Gain on sale of retail production franchise                     1,490
       Other income                                                    1,894              572              487              146
                                                                ------------     ------------     ------------     ------------
            Total revenues                                           179,709          115,333           62,637           44,957
                                                                ------------     ------------     ------------     ------------
EXPENSES
       Salary and employee benefits                                   62,041           43,631           20,479           16,487
       Occupancy expense                                               8,058            5,328            2,627            1,886
       Amortization of mortgage servicing rights                      20,053           13,673            7,750            4,840
       General and administrative expenses                            31,055           29,580           10,395           17,837
                                                                ------------     ------------     ------------     ------------
            Total expenses                                           121,207           92,212           41,251           41,050
                                                                ------------     ------------     ------------     ------------

       Income before income taxes                                     58,502           23,121           21,386            3,907
       Income tax expense                                            (22,557)          (8,713)          (8,134)          (1,340)
                                                                ------------     ------------     ------------     ------------
       Net income                                               $     35,945     $     14,408     $     13,252     $      2,567
                                                                ============     ============     ============     ============

       Weighted average common shares outstanding -- Basic        23,189,299       20,281,774       23,394,524       20,573,846
                                                                ============     ============     ============     ============

       Net income per common share -- Basic                     $       1.55     $       0.71     $       0.57     $       0.12
                                                                ============     ============     ============     ============

       Weighted average common shares outstanding -- Diluted      23,569,021       20,702,851       23,831,297       21,049,549
                                                                ============     ============     ============     ============

       Net income per common share -- Diluted                   $       1.53     $       0.70     $       0.56     $       0.12
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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)

                                                                                Unearned
                                                                                Shares of
                                                                                Employee     Common
                                       Common Stock      Additional              Stock        Stock                    Total
        Nine Months Ended           ------------------   Paid-in     Retained   Ownership    Held by     Treasury   Stockholders'
        September 30, 1997           Shares     Amount   Capital     Earnings     Plan      Subsidiary     Stock       Equity
--------------------------------    ----------  ------   ----------  --------- ----------   ----------   ---------  -------------
Balance, December 31, 1996          19,285,020  $ 193    $ 149,653   $ 12,007   $ (4,552)                             $ 157,301

Issuance of restricted stock            23,528      *          328                                                          328
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                      5,599      *           18        (78)                                              (60)
Cash dividends                                                         (1,739)                                           (1,739)
Exercise of stock options               62,000      1          379                                                          380
Acquisition of Meritage Mortgage
    Corporation                        673,197      6        7,162                                                        7,168
Shares committed to be
    released under ESOP                                        213                   584                                    797
Retroactive adjustment for the
    5% stock dividend declared
    on October 31, 1997              1,002,467     10       13,398    (13,408)
Net income                                                             14,408
Total comprehensive income                                                                                               14,408
                                    ----------  -----    ---------   --------   --------    ----------   ---------    ---------
Balance, September 30, 1997         21,051,811  $ 210    $ 171,151   $ 11,190   $ (3,968)                             $ 178,583
                                    ==========  =====    =========   ========   ========    ==========   =========    =========



                                                                                Unearned
                                                                                Shares of
                                                                                Employee     Common
                                       Common Stock      Additional              Stock        Stock                    Total
        Nine Months Ended           ------------------   Paid-in     Retained   Ownership    Held by     Treasury   Stockholders'
        September 30, 1998           Shares     Amount   Capital     Earnings     Plan      Subsidiary     Stock       Equity
--------------------------------    ----------  ------   ----------  --------- ----------   ----------   ---------  -------------

Balance, December 31, 1997          31,120,383  $ 311    $ 299,516   $ 17,763  $ (3,498)    $ (98,953)                $ 215,139

Issuance of restricted stock            20,056      *          328                                                          328
Cash dividends                                                         (4,417)                                           (4,417)
Treasury stock purchased              (200,000)                                                            $(3,034)      (3,034)
Exercise of stock options              355,965      2          (26)                                          3,034        3,010
Shares committed to be
    released under ESOP                                        413                  774                                   1,187
Purchase of shares by Employee
    Stock Ownership Plan                                                         (1,500)                                 (1,500)
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                    198,722      1        3,271        (92)                                            3,180
Acquisition of Meritage Mortgage
    Corporation                        142,118      2        1,764                                                        1,766
Net income                                                             35,945
Total comprehensive income                                                                                               35,945
                                    ----------  -----    ---------   --------   --------    ----------   ---------    ---------
Balance, September 30, 1998         31,637,244  $ 316    $ 305,266   $ 49,199  $ (4,224)    $ (98,953)                $ 251,604
                                    ==========  =====    =========   ========   ========    ==========   =========    =========

* Amount less than $1

          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended September 30,
                                                                                         1998                            1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net income                                                                       $ 35,945                     $ 14,408
        Adjustments to reconcile net
           income to cash used in operating activities:
           Depreciation and amortization                                                   23,998                       16,191
           Employee Stock Ownership Plan compensation                                       1,187                          797
           Provision for estimated foreclosure losses                                       6,452                        2,605
           Increase in receivables                                                        (25,069)                     (36,214)
           Acquisition of mortgage loans                                              (12,062,075)                  (7,799,804)
           Proceeds from sales of mortgage loans and mortgage-backed securities        12,042,649                    7,583,386
           Acquisition of mortgage servicing rights                                      (241,738)                    (175,232)
           Sales of mortgage servicing rights                                             174,601                      146,004
           Net gain on sales of mortgage loans and servicing rights                      (130,839)                     (77,526)
           Decrease in accrued interest on loans                                               78                          487
           Increase in lease receivables                                                  (36,656)
           Increase in other assets                                                       (50,559)                      (6,679)
           Increase in residual certificates                                              (13,709)                      (7,550)
           Increase in accrued expenses and other liabilities                              54,347                       24,648
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                                  (221,388)                    (314,479)
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
        Purchases of premises and equipment, net                                          (10,315)                      (5,500)
---------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                   (10,315)                      (5,500)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
        Proceeds from borrowings                                                       30,126,715                   20,666,472
        Repayment of borrowings                                                       (29,802,505)                 (20,336,652)
        Issuance of restricted stock                                                          328                          328
        Shares issued under Dividend Reinvestment and Stock Purchase Plan
          and Stock Investment Plan                                                         3,180                          (60)
        Acquisition of Meritage Mortgage Corporation                                                                    (1,750)
        Debt issuance costs                                                                                               (553)
        Cash dividends                                                                     (4,417)                      (1,739)
        Acquisition of treasury stock                                                      (3,034)
        Issuance of treasury stock                                                          1,674
        Exercise of stock options                                                           1,336                          380
        Purchase of shares by Employee Stock Ownership Plan                                (1,500)
-------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                               321,777                      326,426
---------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                       90,074                        6,447
Cash, beginning of period                                                                  13,546                        2,492
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                     $ 103,620                      $ 8,939
=================================================================================================================================

          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All Amounts in Thousands Except Per Share Data)
                               September 30, 1998


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

               In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and , if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). However, early adoption is permitted. The Company has not yet determined either the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position or the period in which the statement will be implemented.

        In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS No. 134). SFAS No. 134 requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement shall be effective for the first fiscal quarter beginning after December 15, 1998.

               Effective April 1, 1997, the Company completed a merger with Meritage Mortgage Corporation (Meritage), in which it exchanged approximately $1,750 thousand of cash and 537,846 (564,738 after retroactive adjustment for the 5% stock dividend declared on October 31,
        1997) noncontingent shares of RBMG common stock for all the outstanding stock of Meritage. This transaction was accounted for under the purchase method of accounting. In addition, 406,053 (426,355 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) shares of RBMG common stock were issued contingent upon Meritage achieving specified increasingly higher levels of subprime mortgage production during certain periods following closing. During 1997, 270,702 (284,237 shares after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) contingent shares of RBMG common stock were released. During the first nine months of 1998, 135,351 (142,118 after retroactive adjustment for the 5% stock dividend declared on October 31, 1997) contingent shares of RBMG common stock were released. Therefore, all the contingent shares have now been released. The fair market value of contingent shares had been excluded from the purchase price for purposes of recording goodwill and from outstanding shares for purposes of earnings per share computations. As each specified increasingly higher subprime mortgage production level was achieved, the corresponding fair market value of the associated contingent shares released was recorded as additional goodwill and such shares were prospectively treated as outstanding for purposes of earnings per share computations. The purchase price for the Meritage merger has been allocated to tangible and identifiable assets and liabilities based upon management's estimate of their respective fair values with the excess of estimated cost over the fair value of the net assets acquired allocated to goodwill. Goodwill and other intangible assets are being amortized over a 20 year period using the straight line method. Amortization expense for the third quarter and nine month periods ended September 30, 1998, was approximately $149 and $415, respectively. The following is a schedule of the allocation of the purchase price:

                                                                                    Subsequent
                                                                                   Release of
                                                         At Acquisition on          Contingent
                                                           April 1, 1997              Shares           September 30, 1998
                                                         -----------------         -----------         ------------------
        Cash paid                                             $ 1,750                                        $ 1,750
        Estimated fair market value of shares of
           RBMG common stock issued or released                 4,748                $ 5,748                  10,496
        Deferred merger cost                                      463                                            463
                                                              -------                -------                --------
        Total purchase price                                    6,961                  5,748                  12,709
        Fair value of net assets acquired                       1,000                                          1,000
                                                              -------                -------                --------
        Goodwill and intangibles                              $ 5,961                $ 5,748                $ 11,709
                                                              =======                =======                ========

               Effective May 1, 1998, the Company sold the retail production franchise of Intercounty Mortgage, Inc. to CFS Bank. Historically, the Company has focused on accumulation of loan production through third-party correspondent and wholesale broker channels because of the relatively lower fixed expenses and capital investments required, among other reasons. Management believes the sale of the retail operation will allow the Company to refocus on its core competency as a correspondent and wholesale mortgage lender. The following is a schedule of the gain recognized on the sale of the retail production franchise:

        Cash proceeds                                                  $ 5,503
        Investment banking, legal and other advisory fees                 (533)
        Severance and other transaction costs                           (1,980)
                                                                     ---------
        Net proceeds                                                     2,990
        Basis in assets sold                                            (1,500)
                                                                     ---------
        Net pre-tax gain on sale of retail production franchise        $ 1,490
                                                                     =========


               The following is a reconciliation of basic earnings per share to diluted earnings per share as calculated under SFAS No. 128 for the nine months ended September 30, 1998 and 1997, respectively:

                                                                                                           Per
                                                                     Income               Shares          Share
         For the Nine Months Ended September 30, 1998              (Numerator)        (Denominator)       Amount
         --------------------------------------------------        -----------      -----------------     ------
         Net Income Per Common Share - Basic
         Income available to common
            stockholders                                           $ 35,945             23,189,299        $ 1.55
                                                                                                          ======
         Effect of dilutive securities
         stock options                                                                     379,722
                                                                   ---------        ---------------
         Net Income Per Common Share - Diluted
         Income available to common
           stockholders plus assumed
           conversions                                             $ 35,945             23,569,021        $ 1.53
                                                                   =========        ===============       ======

                 The exercise prices of all options outstanding at September 30, 1998 were less than the average market price of the common shares for the first nine months of 1998; therefore all options were included in the computation of diluted earnings per share.


                                                                                                          Per
                                                                    Income               Shares          Share
        For the Nine Months Ended September 30, 1997              (Numerator)        (Denominator)       Amount
        --------------------------------------------------        -----------      -----------------     ------
        Net Income Per Common Share - Basic
        Income available to common
           stockholders                                           $ 14,408          20,281,774           $ 0.71
                                                                                                         ======
        Effect of dilutive securities
        stock options                                                                  421,077
                                                                  --------          ----------
        Net Income Per Common Share - Diluted
        Income available to common
          stockholders plus assumed
          conversions                                             $ 14,408          20,702,851           $ 0.70
                                                                  ========          ==========           ======

                 Options to purchase 6,300 shares of common stock at $16.27 per share were outstanding during the first nine months of 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The options, which will expire on August 26, 2007 were still outstanding at September 30, 1997.

                 The following is a reconciliation of basic earnings per share to diluted earnings per share as calculated under SFAS No. 128 for the quarters ended September 30, 1998 and 1997, respectively:


                                                                                                      Per
                                                                 Income              Shares          Share
    For the Quarter Ended September 30, 1998                  (Numerator)        (Denominator)       Amount
    --------------------------------------------------        -----------      -----------------     ------
    Net Income Per Common Share - Basic
    Income available to common
       stockholders                                           $ 13,252             23,394,524        $ 0.57
                                                                                                     ======
    Effect of dilutive securities
    stock options                                                                     436,773
                                                              --------            -----------
    Net Income Per Common Share - Diluted
    Income available to common
      stockholders plus assumed
      conversions                                             $ 13,252             23,831,297        $ 0.56
                                                              ========            ===========        ======

                 The exercise prices of all options outstanding at September 30, 1998 were less than the average market price of the common shares for the third quarter of 1998, therefore all options were included in the computation of diluted earnings per share.

                                                                                                        Per
                                                                   Income             Shares           Share
      For the Quarter Ended September 30, 1997                  (Numerator)        (Denominator)       Amount
      --------------------------------------------------        -----------      -----------------     ------
      Net Income Per Common Share - Basic
      Income available to common
          stockholders                                          $ 2,567            20,573,846          $ 0.12
                                                                                                       ======
      Effect of dilutive securities
      stock options                                                                   475,703
                                                                -------            ----------
      Net Income Per Common Share - Diluted
      Income available to common
        stockholders plus assumed
        conversions                                             $ 2,567            21,049,549          $ 0.12
                                                                =======            ==========          ======

                 Options to purchase 6,300 shares of common stock at $16.27 per share were outstanding during the third quarter of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which will expire on August 26, 2007 were still outstanding at September 30, 1997.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1997 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Statements included in this discussion and analysis (or elsewhere in this document) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described in the Company's Joint Proxy Statement/Prospectus dated December 2, 1997: (i) interest rate risks; (ii) changes in economic conditions; (iii) competition;
(iv) changes in regulations and related matters; (v) litigation affecting the mortgage banking business; (vi) delinquency and default risks; (vii) changes in the market for servicing rights, mortgage loans and lease receivables; (viii) environmental matters; (ix) changes in the demand for mortgage loans; and (x) availability of funding sources and other risks and uncertainties, discussed elsewhere herein, in the Company's Joint Proxy Statement/Prospectus dated December 2, 1997 or from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

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

        A summary of production by source for the periods indicated is set forth below:


  ($ in thousands)                              For the Nine Months            For the Quarter
                                                Ended September 30,          Ended September 30,
                                            -------------------------    ------------------------
                                               1998          1997           1998         1997
                                            -----------    ----------    ----------    ----------
  Loan Production:
      Correspondent Division                $ 8,524,393    $5,690,799    $2,864,933    $2,136,619
      Wholesale Division                      2,202,280     1,349,408       718,791       501,239
      Retail Division                           264,059       509,528           N/A       195,655
                                            -----------    ----------    ----------    ----------
  Total Agency-Eligible Loan Production      10,990,732     7,549,735     3,583,724     2,833,513
      Subprime Division                         417,892       230,199       165,760        96,441
      Commercial Mortgage (for Investors
             and Conduits)                      653,451           N/A       290,829           N/A
      Leases                                     55,853           N/A        22,310           N/A
                                            -----------    ----------    ----------    ----------
  Total Production                          $12,117,928    $7,779,934    $4,062,623    $2,929,954
                                            ===========    ==========    ==========    ==========

        Initially, the Company was exclusively focused on purchasing agency-eligible mortgage loans through its correspondents. In order to diversify its sources of loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 and a subprime division in 1997. Management anticipates that its higher margin wholesale and subprime production will continue to account for an increasing percentage of total mortgage loan production as those divisions are expanded more rapidly than correspondent operations. In general, management has targeted as a near-term goal a residential mortgage production mix of approximately 70% correspondent, 25% wholesale and 5% subprime. In order to further diversify its sources of production and revenue, the Company acquired Resource Bancshares Corporation (RBC) in December 1997. Through RBC, the Company originates small ticket commercial equipment leases and commercial mortgage loans. These two new sources of production accounted for 7.7% and 5.9% of the Company's total third quarter and nine months ended September 30, 1998 production, respectively.

        A summary of key information relevant to industry residential mortgage loan production activity is set forth below:

($ in thousands)                                          At or For the Quarter Ended September 30,
                                                          -----------------------------------------
                                                               1998                   1997
                                                          ---------------       --------------
U. S. 1-4 Family Mortgage Originations Statistics (1):
      U. S. 1-4 Family Mortgage Originations               $ 375,000,000         $ 239,000,000
      Adjustable Rate Mortgage Market Share                       13.00%                20.00%
      Estimated Fixed Rate Mortgage Originations           $ 326,000,000         $ 191,000,000

Company Information:
      Agency-Eligible Loan Production                      $   3,583,724         $   2,833,513
      Estimated Company Market Share                               0.96%                 1.19%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

        The Company's total agency-eligible residential mortgage production increased by 26% to $3.6 billion for the third quarter of 1998 from $2.8 billion for the third quarter of 1997. The increase is a direct result of the nationwide 57% increase in 1-4 family mortgage originations for the third quarter of

1998 as compared to the third quarter of 1997. The decrease in the Company's estimated market share of U.S. mortgage originations from 1.19% for the third quarter of 1997 to 0.96% for the third quarter of 1998 is primarily due to the Company's focus on improved agency-eligible profitability and expansion of its higher margin subprime, wholesale, commercial mortgage and leasing production.

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

        A summary of key information relevant to the Company's correspondent residential loan production activities is set forth below:

    ($ in thousands)                                          At or For the               At or For the
                                                               Nine Months                   Quarter
                                                           Ended September 30,         Ended September 30,
                                                        -------------------------   -------------------------
                                                           1998            1997         1998           1997
                                                        ----------    -----------   ----------    -----------
    Correspondent Loan Production                       $8,524,393    $ 5,690,799   $2,864,933    $ 2,136,619
    Estimated Correspondent Market Share  (1)                0.82%          0.89%        0.76%          0.89%
    Approved Correspondents                                    870            934          870            934

(1) Source:  Mortgage Bankers Association of America, Economics Department.

        The 34% increase in the Company's correspondent loan production from $2.1 billion for the third quarter of 1997 to $2.9 billion for the third quarter of 1998 resulted primarily from the 57% increase in nationwide 1-4 family mortgage loan production. The number of approved correspondent lenders at the end of the third quarter of 1998 decreased slightly from that of the third quarter of 1997 as the Company focused on maintenance of those correspondent relationships most compatible with the Company's overall business strategies and profitability goals while continuing a disciplined and measured expansion through establishment of new correspondent relationships.

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

    A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ in thousands)                                              At or For the               At or For the
                                                               Nine Months                   Quarter
                                                           Ended September 30,         Ended September 30,
                                                        -------------------------   -------------------------
                                                           1998            1997         1998           1997
                                                        ----------    -----------   ----------    -----------

Wholesale Loan Production                               $2,202,280    $ 1,349,408    $ 718,791      $ 501,239
Estimated Wholesale Market Share (1)                         0.21%          0.21%        0.19%          0.21%
Wholesale Division Operating Expenses                   $   11,650    $     8,029    $   3,910      $   3,065
Approved Brokers                                             3,232          2,956        3,232          2,956
Number of Branches                                              15             14           15             14
Number of Employees                                            155            126          155            126

(1) Source:  Mortgage Bankers Association of America, Economics Department.

        The 43% ($218 million) increase in wholesale loan production, from $501.2 million for the third quarter of 1997 to $718.8 million during the third quarter of 1998, resulted primarily from the 57% nationwide increase in loan production and the Company's addition of two new wholesale branches between the third quarter of 1997 and the third quarter of 1998. The increase in operating expenses for the wholesale division was primarily a result of the increased production. Wholesale division operating expenses as a percentage of production decreased 11% from 61 basis points in the third quarter of 1997 to 54 basis points in the third quarter of 1998 primarily as a result of increased operating efficiencies.

        Strategically, management anticipates focusing over the longer term on continued expansion of its wholesale presence nationwide due to the relatively higher margins attributable to this channel. Management anticipates that the wholesale division will continue to account for an increasing percentage of the Company's total loan production.

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

    A summary of key information relevant to the Company's retail production activities is set forth below:

  ($ in thousands)                                            At or For the               At or For the
                                                               Nine Months                   Quarter
                                                           Ended September 30,         Ended September 30,
                                                        -------------------------   -------------------------
                                                           1998            1997         1998           1997
                                                        ----------    -----------   ----------    -----------

  Retail Loan Production                                  $ 264,059     $ 509,528      N/A          $ 195,655
  Retail Division Operating Expenses                      $   5,699     $  12,700      N/A          $   4,407

(1) Source:  Mortgage Bankers Association of America, Economics Department.

        The primary cause of the variations observed above relate to the sale of the retail production platform effective May 1, 1998.

Subprime Loan Production

        In 1997, the Company began its initial expansion into subprime lending activities. In connection therewith, the Company acquired Meritage Mortgage Corporation (Meritage), a wholesale producer of subprime mortgage loans, in April 1997. The Company's subprime division produced $417.9 million during the first nine months of 1998, 82% more than for the comparable prior year period.

        Management anticipates continuing near-term increases in subprime production volumes as subprime branches recently opened or acquired in 1997 and as subprime operations introduced and made available through the Company's existing 15 branch agency-eligible wholesale network reach full year production levels. In the future, the Company plans to offer select subprime loan products through the existing nationwide correspondent production channel.

        A summary of key information relevant to the Company's subprime production activities is set forth below:


  ($ in thousands)                                            At or For the               At or For the
                                                               Nine Months                   Quarter
                                                           Ended September 30,         Ended September 30,
                                                        -------------------------   -------------------------
                                                           1998            1997         1998           1997
                                                        ----------    -----------   ----------    -----------
  Subprime Loan Production                               $ 417,892     $ 230,199     $ 165,760     $ 96,441
  Subprime Division Operating Expenses                   $  15,888     $   6,729     $   5,313     $  3,200
  Number of Brokers                                            835           661           835          661
  Number of Employees                                          243           116           243          116

        Subprime loan production increased by 72% to $165.8 million for the third quarter of 1998 as compared to $96.4 million during the third quarter of 1997 as the Company expanded its operations during 1998.

Commercial Mortgage Production

        In connection with its acquisition of RBC on December 31, 1997, the Company acquired RBC's subsidiary, Laureate Realty Services, Inc. (Laureate Realty). Laureate Realty originates commercial mortgage loans for various insurance companies and other investors. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate Realty retains the right to service the loans under a servicing agreement.

        A summary of key information relevant to the Company's commercial mortgage production activities is set forth below:

  ($ in thousands)                                            At or For the               At or For the
                                                               Nine Months                   Quarter
                                                           Ended September 30,         Ended September 30,
                                                        -------------------------   -------------------------
                                                           1998            1997         1998           1997
                                                        ----------    -----------   ----------    -----------
  Commercial Mortgage Production                         $ 653,451        N/A        $ 290,829         N/A
  Commercial Mortgage Division Operating                 $   7,763        N/A        $   2,957         N/A
        Expenses
  Number of Branches                                            11        N/A               11         N/A
  Number of Employees                                           77        N/A               77         N/A

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

        A summary of key information relevant to the Company's lease production activities is set forth below:


  ($ in thousands)                                            At or For the               At or For the
                                                               Nine Months                   Quarter
                                                           Ended September 30,         Ended September 30,
                                                        -------------------------   -------------------------
                                                           1998            1997         1998           1997
                                                        ----------    -----------   ----------    -----------
  Lease Production                                        $ 55,853       N/A          $ 22,310          N/A
  Lease Division Operating Expenses                       $  3,635       N/A          $  1,175          N/A
  Number of Brokers                                            210       N/A               210          N/A
  Number of Employees                                           61       N/A                61          N/A

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

        A summary of key information relevant to the Company's loan servicing activities is set forth below:

   ($ in thousands)                                       At or For the Nine Months            At or For the Quarter
                                                             Ended September 30,                Ended September 30,
                                                     -------------------------------       -------------------------------
                                                           1998            1997                1998               1997
                                                     ------------       ------------       ------------       ------------
   Underlying Unpaid Principal Balances:
      Beginning Balance *                            $  7,125,222       $  6,670,267       $  9,369,326       $  7,239,065
      Loan Production (net of servicing-
         released production)                          11,547,716          7,864,319          3,715,794          3,054,529
      Net Change in Work-in-Progress                     (151,839)          (379,131)           (84,229)          (142,736)
      Bulk Acquisitions                                   122,467            774,097                N/A                N/A
      Sales of Servicing                               (7,675,411)        (7,102,140)        (2,871,176)        (2,801,046)
      Paid-In-Full Loans                                 (989,514)          (486,965)          (338,623)          (201,385)
      Amortization, Curtailments and Other, net          (255,649)          (344,081)           (68,100)          (152,061)
                                                     ------------       ------------       ------------       ------------
      Ending Balance*                                $  9,722,992       $  6,996,366       $  9,722,992       $  6,996,366
      Subservicing Ending Balance                       3,206,581          3,066,256          3,206,581          3,066,256
                                                     ------------       ------------       ------------       ------------
   Total Underlying Unpaid Principal Balances        $ 12,929,573       $ 10,062,622       $ 12,929,573       $ 10,062,622
                                                     ============       ============       ============       ============

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

        Of the $9.7 billion and $7.0 billion unpaid principal balance at September 30, 1998 and 1997, approximately $5.6 billion and $4.2 billion, respectively, are classified as available for sale, while $4.1 billion and $2.8 billion, respectively, are classified as held for sale.

                                           At or For the Nine Months         At or For the Quarter
                                               Ended September 30,             Ended September 30,
                                           -------------------------        ------------------------
                                              1998            1997            1998            1997
                                           ---------        --------        --------        --------
Total Company Servicing Fees               $  31,134        $ 23,049        $ 11,419        $  7,711
Net Interest Income from Owned Leases          3,198             N/A           1,216             N/A
                                           ---------        --------        --------        --------
                                              34,332          23,049          12,635           7,711
                                           ---------        --------        --------        --------
Total Company Operating Expenses             121,207          92,212          41,251          41,050
Total Company Amortization and
   Depreciation                              (23,998)        (16,191)         (9,112)         (5,738)
                                           ---------        --------        --------        --------
Total Company Cash Operating Expenses      $  97,209        $ 76,021        $ 32,139        $ 35,312
                                           ---------        --------        --------        --------
Coverage Ratio                                    35%             30%             39%             22%
                                           =========        ========        ========        ========

        The Company's coverage ratio for the first nine months of 1998 at 35% was lower than the Company's target level of between 50% and 80%.
Opportunistically and as market conditions permit, management would expect to bring this ratio back in line with the stated objective. Effective May 1,

1998, the Company sold its retail production franchise, which accounted for $5.6 million of the Company's cash operating expenses for the first nine months of 1998. Without retail division operating expenses for the first nine months of 1998, the Company's coverage ratio would have been 37%.

        A summary of agency-eligible servicing statistics follows:

   ($ in thousands)                                      At or For the Nine Months           At or For the Quarter
                                                           Ended September 30,               Ended September 30,
                                                       -----------------------------     ---------------------------
                                                           1998             1997             1998            1997
                                                       ------------      -----------     -----------     -----------
   Average Underlying Unpaid Principal Balances
      (including subservicing)                          $11,394,262      $ 9,225,094     $12,428,469     $ 9,683,313
   Weighted Average Note Rate*                                7.36%            7.82%           7.36%           7.82%
   Weighted Average Servicing Fee*                            0.40%            0.41%           0.40%           0.41%
   Delinquency (30+ days) Including
      Bankruptcies and Foreclosures*                          1.81%            3.76%           1.81%           3.76%
   Number of Servicing Division Employees                       156              125             156             125

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

        The $2.7 billion, or 28%, increase in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced for the third quarter of 1998 as compared to the third quarter of 1997 is primarily related to the Company's decision to retain a larger percentage of the servicing rights associated with its production during the first nine months of 1998. Additionally, the Company's increased loan production volumes during the latter part of 1997 and the first nine months of 1998 compared to the same periods of the prior years contributed to the increase. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, increased production volumes generally result in a higher volume of mortgage servicing rights held in inventory pending sale.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Summary by Operating Division

        Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the nine months ended September 30, 1998 and 1997, respectively:

                                                       Residential
                                             -------------------------------
($ in thousands)                             Mortgage Production
                                             -------------------   Agency -
For the Nine Months Ended                    Agency -              Eligible   Commercial
September 30, 1998*                          Eligible  Subprime    Servicing    Mortgage   Leasing   Other    Consolidated
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
Net interest income                          $  4,492   $  5,999                $    374  $  3,198   $  289       $ 14,352
Net gain on sale of mortgage loans            101,547     22,218                   5,461                           129,226
Gain on sale of mortgage servicing rights                          $  1,613                                          1,613
Servicing fees                                                       27,257        2,776       773      328         31,134
Other income                                    1,702        272        230          (13)      571      622          3,384
------------------------------------------   --------  ---------   --------   ----------  --------   ------   ------------
     Total revenues                           107,741     28,489     29,100        8,598     4,542    1,239        179,709
------------------------------------------   --------  ---------   --------   ----------  --------   ------   ------------

Salary and employee benefits                   41,339     11,270      2,491        4,924     1,561      456         62,041
Occupancy expense                               5,377      1,362        313          598       264      144          8,058
Amortization of mortgage servicing rights                            19,081          972                            20,053
General and administrative expenses            19,750      3,256      4,456        1,269     1,810      514         31,055
------------------------------------------   --------  ---------   --------   ----------  --------   ------   ------------
     Total expenses                            66,466     15,888     26,341        7,763     3,635    1,114        121,207
------------------------------------------   --------  ---------   --------   ----------  --------   ------   ------------

Income before income taxes                     41,275     12,601      2,759          835       907      125         58,502
Income tax expense                            (16,152)    (4,571)    (1,069)        (317)     (359)     (89)       (22,557)
------------------------------------------   --------  ---------   --------   ----------  --------   ------   ------------
Net income                                   $ 25,123   $  8,030   $  1,690      $   518    $  548   $   36       $ 35,945
                                             ========  =========   ========   ==========  ========   ======   ============

                                                       Residential
                                             -------------------------------
($ in thousands)                             Mortgage Production
                                             -------------------   Agency -
For the Nine Months Ended                    Agency -              Eligible   Commercial
September 30, 1997*                          Eligible  Subprime    Servicing    Mortgage   Leasing   Other    Consolidated
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
Net interest income                          $ 14,186                                                          $ 14,186
Net gain on sale of mortgage loans             62,079    $ 9,499                                                 71,578
Gain on sale of mortgage servicing rights                          $ 5,948                                        5,948
Servicing fees                                                      23,049                                       23,049
Other income                                      572                                                               572
------------------------------------------   --------    -------   -------    ----------  --------   -------   --------
     Total revenues                            76,837      9,499    28,997                                      115,333
------------------------------------------   --------    -------   -------    ----------  --------   -------   --------

Salary and employee benefits                   36,481      5,021     2,129                                       43,631
Occupancy expense                               4,662        435       231                                        5,328
Amortization of mortgage servicing rights                           13,673                                       13,673
General and administrative expenses            12,784      1,273     5,376                           $10,147     29,580
------------------------------------------   --------    -------   -------    ----------  --------   -------   --------
     Total expenses                            53,927      6,729    21,409                            10,147     92,212
------------------------------------------   --------    -------   -------    ----------  --------   -------   --------

Income before income taxes                     22,910      2,770     7,588                           (10,147)    23,121
Income tax expense                             (8,690)    (1,051)   (2,878)                            3,906     (8,713)
------------------------------------------   --------    -------   -------    ----------  --------   -------   --------
Net income                                   $ 14,220    $ 1,719   $ 4,710                           $(6,241)  $ 14,408
                                             ========    =======   =======    ==========  ========   =======   ========

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

                                                For the Nine Months Ended
                                                      September 30,
                                               ---------------------------
($ in thousands)                                   1998            1997
                                               -----------      ----------
Net interest income                            $     4,492      $   14,186
Net gain on sale of mortgage loans                 101,547          62,079
Other income                                         1,702             572
                                               -----------      ----------
     Total production revenue                      107,741          76,837
                                               -----------      ----------
Salary and employee benefits                        41,339          36,481
Occupancy expense                                    5,377           4,662
General and administrative expenses                 19,750          12,784
                                               -----------      ----------
     Total production expenses                      66,466          53,927
                                               -----------      ----------
     Net pre-tax production margin             $    41,275      $   22,910
                                               -----------      ----------

Production                                     $10,990,732      $7,549,735
Pool delivery                                   10,934,899       7,268,069

Total production revenue to pool delivery           99 bps         106 bps
Total production expenses to production             60 bps          71 bps
                                               -----------      ----------
     Net pre-tax production margin                  39 bps          35 bps
                                               ===========      ==========

Summary

        The production revenue to pool delivery ratio declined seven basis points, or 7%, for the first nine months of 1998 as compared to the first nine months of 1997. Generally, net gain on sale of mortgage loans (93 basis points for 1998 versus 85 basis points for 1997) improved due to better overall execution into the secondary markets. However, net interest income declined and offset this improvement due to the relatively flatter yield curve environment. The production expenses to production ratio decreased 11 basis points, or 15%, for the first nine months of 1998 as compared to the first nine months of 1997. Generally, this relates to better leverage of fixed operating expenses in the higher volume production environment for the first nine months of 1998 versus the comparable period of 1997. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin improved 4 basis points, or 11%, to 39 basis points while in absolute dollars it increased $18.4 million, or 80%.

Net Interest Income

        The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 1998 and 1997, respectively.


($ in thousands)
                                                                                                                Variance
      Average Volume      Average Rate                                       Interest                        Attributable to
---------------------------------------                                -------------------               ---------------------
    1998         1997     1998     1997                                   1998      1997     Variance       Rate     Volume
---------------------------------------                                -------------------------------------------------------
                                         Interest Income
                                         ---------------
                                         Mortgages Held for Sale and
 $1,155,602   $ 909,185   6.83%    7.82%    Mortgage-Backed Securities  $ 59,156  $ 53,301    $ 5,855    $ (8,591)     $14,446
---------------------------------------                                -------------------------------------------------------
                                         Interest Expense
                                         ----------------
 $  452,737   $ 436,248   4.63%    4.88% Warehouse Line                 $ 15,678  $ 15,916    $  (238)   $   (840)     $   602
    673,677     446,697   5.91%    5.59% Gestation Line                   29,755    18,680     11,075       1,583        9,492
     95,755               6.73%          Servicing Secured Line            4,820                4,820       4,820
     33,321      58,493   5.90%    6.44% Servicing Receivable Line         1,470     2,819     (1,349)       (136)      (1,213)
      7,918       4,213   8.09%    8.13% Other Borrowings                    479       256        223          (3)         226
                                         Facility Fees & Other Charges     2,462     1,444      1,018                    1,018
---------------------------------------                                -------------------------------------------------------
 $1,263,408   $ 945,651   5.78%    5.53% Total Interest Expense         $ 54,664  $ 39,115    $15,549    $  5,424      $10,125
---------------------------------------                                -------------------------------------------------------
                          1.05%    2.29% Net Interest Income            $  4,492  $ 14,186    $(9,694)   $(14,015)     $ 4,321
                        ===============                                =======================================================

        Net interest income from agency-eligible production decreased 68% to $4.5 million for the first nine months of 1998 compared to $14.2 million for the first nine months of 1997. The 124 basis point decrease in the interest-rate spread was primarily the result of the narrower spreads between long and short-term rates in the first nine months of 1998 compared to the first nine months of 1997. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Estimated Provision for Foreclosure Losses

        As a servicer of agency-eligible mortgage loans and small-ticket equipment leases the Company will incur certain losses in the event it becomes necessary to carry out foreclosure actions on these loans or leases serviced. Generally, such agency-eligible mortgage loan losses relate to FHA or VA loans, which are insured or guaranteed on a limited basis. The allowance for estimated loan losses on foreclosure, which is part of the mortgage servicing rights basis, is determined based on delinquency trends and management's evaluation of the probability that foreclosure actions will be necessary. For the nine months ended September 30, 1998 and for the nine months ended September 30, 1997 the Company recorded provision for foreclosure expense of approximately $6.5 million and $2.6 million, respectively. The Company acquired a small-ticket equipment leasing operation effective December 31, 1997. Accordingly, $0.8 million of the increase in provision expense is attributable to the acquisition of this operation. The balance of the overall increase is attributable to the overall growth of the Company's production and servicing operations.

Net Gain on Sale of Agency-eligible Mortgage Loans

        A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                                 For the Nine Months Ended September 30,
                                                                 ---------------------------------------
                                                                        1998              1997
                                                                     -----------      ----------
Gross proceeds on sales of mortgage loans                            $11,126,158      $7,426,512
Initial unadjusted acquisition cost of mortgage loans sold, net
     of hedge results                                                 11,124,898       7,422,340
                                                                     -----------      ----------
Unadjusted gain on sale of mortgage loans                                  1,260           4,172
Loan origination and correspondent program administrative fees            28,669          23,852
                                                                     -----------      ----------
Unadjusted aggregate margin                                               29,929          28,024
Acquisition basis allocated to mortgage servicing rights
     (SFAS No. 125)                                                       70,984          32,661
Net change in deferred administrative fees                                   634           1,394
                                                                     -----------      ----------

Net gain on sale of agency-eligible mortgage loans                   $   101,547      $   62,079
                                                                     ===========      ==========

        The Company sold agency-eligible loans during the first nine months of 1998 with an aggregate unpaid principal balance of $11.1 billion compared to sales of $7.4 billion for the first nine months of 1997. The amount of proceeds received on sales of mortgage loans exceeded the initial unadjusted acquisition cost of the loans sold by $1.3 million (1 basis point) for the first nine months of 1998 as compared to $4.2 million (6 basis points) for the comparable period of the prior year. The Company received loan origination and correspondent program administrative fees of $28.7 million (26 basis points) on these loans during the first nine months of 1998 and $23.9 million (32 basis points) during the first nine months of 1997. The Company allocated $71.0 million (64 basis points) to basis in mortgage servicing rights for loans sold in the first nine months of 1998 as compared to $32.7 million (44 basis points) during the first nine months of 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Consequently, net gain on sale of agency-eligible mortgage loans increased to $101.5 million for the first nine months of 1998 versus $62.1 million for the first nine months of 1997. Overall, the increase is attributed to better execution into the secondary markets.

Subprime Mortgage Operations

        Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

                                                                     For the Nine Months Ended
                                                                          September 30,
                                                                      ----------------------
($ in thousands)                                                        1998          1997
                                                                      --------      --------
Net interest income                                                   $  5,999           N/A
Net gain on sale of mortgage loans                                      22,218      $  9,499
Other income                                                               272           N/A
                                                                      --------      --------
     Total production revenue                                           28,489         9,499
                                                                      --------      --------
Salary and employee benefits                                            11,270         5,021
Occupancy expense                                                        1,362           435
General and administrative expenses                                      3,256         1,273
                                                                      --------      --------
     Total production expenses                                          15,888         6,729
                                                                      --------      --------
     Net pre-tax production margin                                    $ 12,601      $  2,770
                                                                      ========      ========


Production                                                            $417,892      $230,199
Whole loan sales and securitizations                                   365,946       228,153

Total production revenue to whole loan sales and securitizations       779 bps       416 bps
Total production expenses to production                                380 bps       292 bps
                                                                      --------      --------
     Net pre-tax production margin                                     399 bps       124 bps
                                                                      ========      ========

Summary

        During the first nine months of 1998, the Company produced $417.9 million of subprime loans. The Company sold approximately $213.7 million (51%) of its first nine months 1998 production in whole loan transactions and delivered $152.3 million into the secondary markets through securitization transactions. Overall, the Company operated during the first nine months of 1998 at a 3.99% pre-tax subprime production margin. At September 30, 1998, the Company had unsold subprime mortgage loans of $90.5 million. During the first nine months of 1997, the Company's subprime division was in its initial startup phase and $46.8 million of the subprime mortgage loan production for that period was purchased in bulk from Meritage prior to the Company's acquisition of Meritage.


Net Interest Income

        The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 1998 and 1997, respectively.


($ in thousands)

                                                                                                                Variance
      Average Volume      Average Rate                                       Interest                        Attributable to
---------------------------------------                                -------------------               ---------------------
    1998         1997     1998     1997                                   1998      1997     Variance       Rate     Volume
---------------------------------------                                -------------------------------------------------------
                                         Interest Income
                                         ---------------
                                         Mortgages Held for Sale and
  $ 129,822       N/A     9.89%    N/A      Residual Certificates      $ 9,630       N/A      $ 9,630     $ 9,630      N/A
                                                                      --------------------------------------------------------
-----------------------------------------
                                         Interest Expense
                                         ----------------
  $  87,261       N/A     5.56%    N/A   Total Interest Expense        $ 3,631       N/A      $ 3,631     $ 3,631      N/A
-----------------------------------------                             --------------------------------------------------------
                          4.33%    N/A   Net Interest Income           $ 5,999       N/A      $ 5,999     $ 5,999      N/A
                          ===============                             ========================================================

        Net interest income on subprime loans and accretion income on residuals was $6.0 million and the interest rate spread was 433 basis points for the first nine months of 1998. This was primarily the result of the larger interest rate spreads possible for subprime product.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

        A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                                  For the Nine Months Ended
                                                                       September 30,
                                                                  ------------------------
                                                                    1998             1997
                                                                  ---------        -------

Gross proceeds on securitization of subprime mortgage loans       $ 149,063       $ 90,831
Initial acquisition cost of subprime mortgage loans
     securitized, net of fees                                       152,286         94,914
                                                                  ---------       --------
Unadjusted loss on securitization of subprime mortgage loans         (3,223)        (4,083)
Initial capitalization of residual certificates                      11,227          7,550
                                                                  ---------       --------
Net gain on securitization of subprime mortgage loans             $   8,004       $  3,467
                                                                  =========       ========

        Residual certificates arising from subprime securitizations are classified as trading securities (as defined in SFAS No. 115), and changes in the fair value of such certificates are recorded as adjustments to income in the period of change. The Company has not yet assessed whether it will amend its current policies upon the adoption of SFAS No. 134 (see Notes to the Consolidated Financial Statements.) The Company assesses the fair value of the residual certificates quarterly, based on an independent third party valuation. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificate. Significant assumptions used at September 30, 1998 for all residual certificates held by the Company include a discount rate of 13%, a constant default rate of 3% and a loss severity rate of 25%. Ramping periods are based on prepayment penalty periods and adjustable rate mortgage first reset dates. Constant prepayment rate assumptions specific to the individual certificates for purposes of the September 30, 1998 valuations are set forth below:

                                   1997-1         1997-2         1998-1         Other
                                 ----------    -----------    -----------     ----------
Prepayment Speeds
  Fixed rate mortgages             32% cpr        30% cpr        28% cpr        24% cpr
  Adjustable rate mortgages        32% cpr        30% cpr        28% cpr        32% cpr


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

        The Company also sold subprime mortgage loans on a whole loan basis during the first nine months of 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser. No interest in these loans is retained by the Company.

        A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ in thousands)                                                            For the Nine Months
                                                                            Ended September 30,
                                                                           ----------------------
                                                                             1998          1997
                                                                           --------      --------
Gross proceeds on whole loan sales of subprime mortgage loans              $227,874      $139,271
Initial acquisition cost of subprime mortgage loans sold, net of fees       213,660       133,239
                                                                           --------      --------
Net gain on whole loan sales of subprime mortgage loans                    $ 14,214      $  6,032
                                                                           ========      ========

        As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.57 times the implied excess yield at September 30, 1998, as compared to the 1.75 multiple implied at June 30, 1998. The table below represents balances as of September 30, 1998, unless otherwise noted.


($ in thousands)                       Securitizations
                              ----------------------------------
                              1997-1        1997-2       1998-1       Subtotal       Other         Total
                              -------      -------      --------      --------      -------      --------
Residual Certificates         $ 8,003      $10,092      $ 10,455      $ 28,550      $ 4,843      $ 33,393
Bonds                         $60,612 *    $86,379 *    $121,636 *    $268,627      $47,399 *    $316,026
                              -------      -------      --------      --------      -------      --------
Subtotal                      $68,615      $96,471      $132,091      $297,177      $52,242      $349,419
Unpaid Principal Balance      $64,961 *    $90,726 *    $122,879 *    $278,566      $50,217 *    $328,783
                              -------      -------      --------      --------      -------      --------
Implied Price                  105.63       106.33        107.50        106.68       104.03        106.28
                              -------      -------      --------      --------      -------      --------

* Amounts were based upon trustee statements dated October 25, 1998 that covered the period ended September 30, 1998.

Collateral Yield                10.39       10.00       9.72       9.97       10.85       10.10
Collateral Equivalent
   Securitization Costs         (0.73)      (0.64)     (0.60)     (0.64)      (0.03)      (0.55)
Collateral Equivalent
   Bond Rate                    (5.09)      (5.24)     (5.34)     (5.25)      (7.20)      (5.53)
                                -----       -----       ----       ----       -----       -----
Implied Collateral Equivalent
   Excess Yield                  4.57        4.12       3.78       4.08        3.62        4.01
                                -----       -----       ----       ----       -----       -----

Implied Premium Above Par        5.63        6.33       7.50       6.68        4.03        6.28
Implied Collateral
   Equivalent Excess Yield       4.57        4.12       3.78       4.08        3.62        4.01
                                -----       -----       ----       ----       -----       -----

Multiple                         1.23 x      1.54 x     1.99 x     1.64 x      1.11 x      1.57 x
                                -----       -----       ----       ----       -----       -----

Agency-Eligible Mortgage Servicing

        Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the nine months ended September 30, 1998 and 1997:

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 --------------------------
($ in thousands)                                                    1998            1997
                                                                 ----------      ----------
Servicing fees                                                   $   27,257      $   23,049
Other income                                                            230             N/A
                                                                 ----------      ----------
      Servicing revenues                                             27,487          23,049
                                                                 ----------      ----------
Salary and employee benefits                                          2,491           2,129
Occupancy expense                                                       313             231
Amortization of mortgage servicing rights                            19,081          13,673
General and administrative expenses                                   4,456           5,376
                                                                 ----------      ----------
      Total loan servicing expenses                                  26,341          21,409
                                                                 ----------      ----------
      Net pre-tax servicing margin                                    1,146           1,640
Gain on sale of mortgage servicing rights                             1,613           5,948
                                                                 ----------      ----------
      Net pre-tax servicing contribution                         $    2,759      $    7,588
                                                                 ==========      ==========

Average owned servicing portfolio                                $9,024,339      $7,415,702
Servicing sold                                                    7,675,411       6,584,487

Net pre-tax servicing margin to average servicing portfolio           2 bps           3 bps
Gain on sale of servicing to servicing sold                           2 bps           9 bps

Summary

        The ratio of net pre-tax servicing margin to the average servicing portfolio declined one basis point primarily due to relative increases in amortization and general and administrative expenses. The increased amortization expense is attributable to generally higher levels of mortgage servicing rights held for sale and the generally higher amortization expenses required in the current higher prepay speed environment.

        Overall, the servicing division contributed $2.8 million to the first nine months of 1998 pre-tax net income, a $4.8 million, or 64%, decrease from the $7.6 million contribution for the first nine months of 1997.

        Loan servicing fees were $27.3 million for the first nine months of 1998, compared to $23.0 million for the first nine months of 1997, an increase of 18%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.0 billion during the first nine months of 1998 from $7.4 billion during the first nine months of 1997, an increase of 22%. Similarly, amortization of mortgage servicing rights also increased to $19.1 million during the first nine months of 1998 from $13.7 million during the first nine months of 1997, an increase of 40%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced and the current generally higher prepay speed environment.

        Given current market conditions, management continually assesses market prepay trends and adjusts amortization accordingly. Management believes that the value of mortgage servicing rights are reasonable in light of current market conditions. However, there can be no guarantee that market conditions will not change such that mortgage servicing right valuations will require additional amortization or impairment charges.

        Included in loan servicing fees for the first nine months of 1998 and 1997 are subservicing fees received by the Company of $581 thousand and $367 thousand, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

        A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                                        For the Nine Months Ended
                                                                             September 30,
                                                                      -----------------------------
                                                                         1998              1997
                                                                      -----------       -----------
Underlying unpaid principal balances of mortgage loans
  on which servicing rights were sold during the period               $ 7,675,411       $ 6,584,487
                                                                      ===========       ===========

Gross proceeds from sales of mortgage servicing rights                $   174,601       $   146,004
Initial acquisition basis, net of amortization and hedge results          131,504           113,158
                                                                      -----------       -----------
Unadjusted gain on sale of mortgage servicing rights                       43,097            32,846
Acquisition basis allocated from mortgage loans, net of
  amortization (SFAS No. 125)                                             (41,484)          (26,898)
                                                                      -----------       -----------
Gain on sale of mortgage servicing rights                             $     1,613       $     5,948
                                                                      ===========       ===========

        During the first nine months of 1998, the Company completed 19 sales of mortgage servicing rights representing $7.7 billion of underlying unpaid principal mortgage loan balances. This compares to 25 sales of mortgage servicing rights representing $6.6 billion of underlying unpaid principal mortgage loan balances in the first nine months of 1997. The unadjusted gain on the sale of mortgage servicing rights was $43.1 million (56 basis points) for the first nine months of 1998, up from $32.8 million (50 basis points) for the first nine months of 1997. The Company reduced this unadjusted gain by $41.5 million in the first nine months of 1998, versus a $26.9 million reduction during the first nine months of 1997, in accordance with SFAS No. 125.

Commercial Mortgage Operations

        Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
($ in thousands)                                                          1998          1997
                                                                       -----------     -------
Net interest income                                                    $       374       N/A
Net gain on sale of mortgage loans                                           5,461       N/A
Other income                                                                   (13)      N/A
                                                                       -----------     -------
     Total production revenue                                                5,822       N/A
                                                                       -----------     -------
Salary and employee benefits                                                 4,924       N/A
Occupancy expense                                                              598       N/A
General and administrative expenses                                          1,269       N/A
                                                                       -----------     -------
     Total production expenses                                               6,791       N/A
                                                                       -----------     -------
     Net pre-tax production margin                                            (969)      N/A
                                                                       -----------     -------

Servicing fees                                                               2,776       N/A
Amortization of mortgage servicing rights                                     (972)      N/A
                                                                       -----------     -------
     Net pre-tax servicing margin                                            1,804       N/A
                                                                       -----------     -------
     Pre-tax income                                                    $       835       N/A
                                                                       -----------     -------

Production                                                             $   653,451       N/A
Whole loan sales                                                           653,451       N/A
Average commercial mortgage servicing portfolio                        $ 2,939,070       N/A

Total production revenue to whole loan sales                                89 bps       N/A
Total production expenses to production                                    104 bps       N/A
                                                                       -----------       ---
      Net pre-tax production margin                                       (15) bps       N/A
                                                                       -----------       ---

Servicing fees to average commercial mortgage servicing portfolio           13 bps       N/A
Amortization of mortgage servicing rights to average commercial
            mortgage servicing portfolio                                     4 bps       N/A
                                                                       -----------       ---
Net pre-tax servicing margin                                                 9 bps       N/A
                                                                       -----------       ---


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

Net Gain on Sale of Commercial Mortgage Loans

        A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ in thousands)                                                          For the Nine Months Ended
                                                                               September 30,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------     -------
Gross proceeds on sales of commercial mortgage loans                       $653,451      N/A
Initial unadjusted acquisition cost of commercial mortgage
   loans sold                                                               653,451      N/A
                                                                           --------     -----
Unadjusted gain on sale of commercial mortgage loans
Commercial mortgage and origination fees                                      4,816      N/A
                                                                           --------     -----
Unadjusted aggregate margin                                                   4,816      N/A
Initial acquisition cost allocated to basis in commercial
   Mortgage servicing rights (SFAS No. 125)                                     645      N/A
                                                                           --------     -----

Net gain on sale of commercial mortgage loans                              $  5,461      N/A
                                                                           ========     =====

        During the first nine months of 1998, the commercial mortgage division originated and sold approximately $653 million in commercial mortgage loans. Commercial mortgage fees on these loans were $4.8 million or 74 basis points. Origination fees are generally between 50 and 100 basis points on the loan amount. In addition the commercial mortgage division allocated $645 thousand, or 10 basis points, to basis in servicing rights retained on commercial mortgage loans produced during the period.

Leasing Operations

        Following is a summary of the revenues and expenses allocated to the Company's small ticket equipment leasing operations for the periods indicated:

                                                          For the Nine Months Ended
                                                              September 30,
                                                           -------------------
($ in thousands)                                             1998       1997
                                                           --------    -------
Net interest income                                        $  3,198      N/A
Other income                                                    571      N/A
                                                           --------    -------
      Leasing production revenue                              3,769      N/A
                                                           --------    -------
Salary and employee benefits                                  1,561      N/A
Occupancy expense                                               264      N/A
General and administrative expenses                           1,810      N/A
                                                           --------    -------
      Total lease operating expenses                          3,635      N/A
                                                           --------    -------
      Net pre-tax leasing production margin                     134      N/A
                                                           --------    -------

Servicing fees                                                  773      N/A
                                                           --------    -------
      Net pre-tax leasing margin                           $    907      N/A
                                                           --------    -------

Average owned leasing portfolio                            $ 66,332      N/A
Average serviced leasing portfolio                           57,909      N/A
                                                           --------    -------
Average leasing portfolio                                  $124,241      N/A
                                                           ========    =======

Leasing production revenue to average owned portfolio       758 bps      N/A
Leasing operating expenses to average owned portfolio       731 bps      N/A
                                                           --------    -------
Net pre-tax leasing production margin                        27 bps      N/A
                                                           ========    =======

Servicing fees to average serviced leasing portfolio        178 bps      N/A

        Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. At September 30, 1998 the Company's managed lease servicing portfolio was $131.5 million. Of this managed lease portfolio, $85.7 million was owned and $45.8 million was serviced for investors.

Net Interest Income

         Net interest income for the first nine months of 1998 was $3.2 million. This is an annualized net interest margin of 3.39% based upon average lease receivables owned of $66.3 million and average debt outstanding of $42.5 million.

Non-recurring and Special Charges

         During the nine months ended September 30, 1998, the Company recognized a $1.5 million gain on sale of the retail production platform.

        During the nine months ended September 30, 1997, the Company recorded as a component of other operating expenses a $2.3 million ($1.4 million after-tax) charge related to joint termination of a merger agreement and a special charge of $7.9 million ($4.8 million after-tax) related to certain non-recoverable operating receivables.


RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Summary by Operating Division

        Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarters ended September 30, 1998 and 1997, respectively:

                                                       Residential
                                             -------------------------------
($ in thousands)                             Mortgage Production
                                             -------------------   Agency -
For the Quarter Ended                        Agency -              Eligible   Commercial
September 30, 1998*                          Eligible  Subprime    Servicing    Mortgage   Leasing   Other    Consolidated
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
Net interest income                          $   623   $  2,586                 $   114    $ 1,216   $  62     $ 4,601
Net gain on sale of mortgage loans            34,782      8,836                   1,979                         45,597
Gain on sale of mortgage servicing rights                          $   533                                         533
Servicing fees                                                      10,027          964        264     164      11,419
Other income                                       7        135         89          (11)       146     121         487
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
     Total revenues                           35,412     11,557     10,649        3,046      1,626     347      62,637
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------

Salary and employee benefits                  13,308      3,681        843        2,004        531     112      20,479
Occupancy expense                              1,685        491         95          209         98      49       2,627
Amortization of mortgage servicing rights                            7,432          318                          7,750
General and administrative expenses            6,805      1,141      1,339          426        546     138      10,395
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
     Total expenses                           21,798      5,313      9,709        2,957      1,175     299      41,251
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------

Income before income taxes                    13,614      6,244        940           89        451      48      21,386
Income tax expense                            (5,212)    (2,322)      (359)         (35)      (171)    (35)     (8,134)
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
Net income                                   $ 8,402   $  3,922    $   581      $    54    $   280   $  13     $13,252
                                             ========  =========   =========  ==========  ========   ======   ============

                                                       Residential
                                             -------------------------------
($ in thousands)                             Mortgage Production
                                             -------------------   Agency -
For the Quarter Ended                        Agency -              Eligible   Commercial
September 30, 1997*                          Eligible  Subprime    Servicing    Mortgage   Leasing   Other    Consolidated
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
Net interest income                          $ 4,535                                                             $  4,535
Net gain on sale of mortgage loans            24,611     $4,717                                                    29,328
Gain on sale of mortgage servicing rights                           $ 3,237                                         3,237
Servicing fees                                                        7,711                                         7,711
Other income                                     146                                                                  146
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
     Total revenues                           29,292      4,717      10,948                                        44,957
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------

Salary and employee benefits                  13,307      2,434         746                                        16,487
Occupancy expense                              1,612        199          75                                         1,886
Amortization of mortgage servicing rights                             4,840                                         4,840
General and administrative expenses            4,510        567       2,613                          $10,147       17,837
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
     Total expenses                           19,429      3,200       8,274                           10,147       41,050
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------

Income before income taxes                     9,863      1,517       2,674                          (10,147)       3,907
Income tax expense                            (3,682)      (566)       (998)                           3,906       (1,340)
------------------------------------------   --------  ---------   ---------  ----------  --------   ------   ------------
Net income                                   $ 6,181     $  951     $ 1,676                          $(6,241)    $  2,567
                                             ========  =========   =========  ==========  ========   ======   ============

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

                                                  For the Quarter Ended
                                                      September 30,
                                               --------------------------
($ in thousands)                                  1998            1997
                                               ----------      ----------
Net interest income                            $      623      $    4,535
Net gain on sale of mortgage loans                 34,782          24,611
Other income                                            7             146
                                               ----------      ----------
     Total production revenue                      35,412          29,292
                                               ----------      ----------
Salary and employee benefits                       13,308          13,307
Occupancy expense                                   1,685           1,612
General and administrative expenses                 6,805           4,510
                                               ----------      ----------
     Total production expenses                     21,798          19,429
                                               ----------      ----------
     Net pre-tax production margin             $   13,614      $    9,863
                                               ----------      ----------

Production                                     $3,583,724      $2,833,513
Pool delivery                                   3,763,526       2,768,506

Total production revenue to pool delivery          94 bps         106 bps
Total production expenses to production            61 bps          69 bps
                                               ----------      ----------
     Net pre-tax production margin                 33 bps          37 bps
                                               ==========      ==========

Summary

        The production revenue to pool delivery ratio declined 12 basis points, or 11%, for the third quarter of 1998 as compared to the third quarter of 1997. Generally, net gain on sale of mortgage loans (92 basis points for 1998 versus 89 basis points for 1997) improved due to better overall execution into the secondary markets. However, net interest income declined significantly and offset this improvement due to the relatively flatter yield curve environment. The production expenses to production ratio decreased 8 basis points, or 12%, for the third quarter of 1998 as compared to the third quarter of 1997. Generally, this relates to better leverage of fixed operating expenses in the higher volume production environment for the third quarter of 1998 versus the comparable period of 1997. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 4 basis points, or 11%, to 33 basis points while in absolute dollars it increased $3.8 million, or 38%.

Net Interest Income

        The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds).


($ in thousands)

                                                                                                                Variance
      Average Volume      Average Rate                                       Interest                        Attributable to
---------------------------------------                                -------------------               ---------------------
    1998         1997     1998     1997                                   1998      1997     Variance       Rate     Volume
---------------------------------------                                -------------------------------------------------------
                                        Interest Income
                                        ---------------
                                        Mortgages Held for Sale and
$1,111,581   $1,102,862   6.68%   7.84%    Mortgage-Backed Securities  $18,564   $21,613     $(3,049)    $(3,220)     $  171
----------------------------------------                               -------------------------------------------------------
                                        Interest Expense
                                        ----------------
$  429,658   $  504,375   4.65%   5.03% Warehouse Line                 $ 5,035   $ 6,391     $(1,356)    $  (409)     $ (947)
   658,379      576,109   5.96%   5.88% Gestation Line                   9,886     8,539       1,347         128       1,219
    98,819                6.61%         Servicing Secured Line           1,646                 1,646       1,646
    33,822       87,553   5.91%   6.56% Servicing Receivable Line          504     1,447        (943)        (55)       (888)
    10,270        6,580   8.34%   7.93% Other Borrowings                   216       132          84          11          73
                                        Facility Fees & Other Charges      654       569          85                      85
----------------------------------------                               -------------------------------------------------------
$1,230,948   $1,174,617   5.78%   5.77% Total Interest Expense         $17,941   $17,078     $   863     $ 1,321      $ (458)
----------------------------------------                               -------------------------------------------------------
                          0.90%   2.07% Net Interest Income            $   623   $ 4,535     $(3,912)    $(4,541)     $  629
                        ================                               =======================================================

        Net interest income from agency-eligible product decreased 86% to $0.6 million for the third quarter of 1998 compared to $4.5 million for the third quarter of 1997. The 117 basis point decrease in the interest-rate spread was primarily the result of the narrower spreads between long and short-term rates in the third quarter of 1998 compared to the third quarter of 1997. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

        A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                                         For the Quarter Ended
                                                                             September 30,
                                                                     ----------------------------
                                                                        1998               1997
                                                                     -----------       ----------
Gross proceeds on sales of mortgage loans                            $ 3,886,406       $2,837,133
Initial unadjusted acquisition cost of mortgage loans sold, net
  of hedge results                                                     3,887,623        2,837,111
                                                                     -----------       ----------
Unadjusted gain on sale of mortgage loans                                 (1,217)              22
Loan origination and correspondent program administrative fees             8,833            9,716
                                                                     -----------       ----------
Unadjusted aggregate margin                                                7,616            9,738
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                          27,128           14,541
Net change in deferred administrative fees                                    38              332
                                                                     -----------       ----------

Net gain on sale of agency-eligible mortgage loans                   $    34,782       $   24,611
                                                                     ===========       ==========

        The Company sold agency-eligible loans during the third quarter of 1998 with an aggregate unpaid principal balance of $3.9 billion compared to sales of $2.8 billion for the third quarter of 1997. The amount of proceeds received on sales of mortgage loans was less than the initial unadjusted acquisition cost of the loans sold by $1.2 million (3 basis points) for the third quarter of 1998 as compared to $22 thousand (0 basis points) for the comparable period of the prior year. The Company received loan origination and correspondent program administrative fees of $8.8 million (23 basis points) on these loans during the third quarter of 1998 and $9.7 million (34 basis points) during the third quarter of 1997. The Company allocated $27.1 million (70 basis points) to basis in mortgage servicing rights for loans sold in the third quarter of 1998 as compared to $14.5 million (51 basis points) during the third quarter of 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Consequently, net gain on sale of agency-eligible mortgage loans increased to $34.8 million for the third quarter of 1998 versus $24.6 million for the third quarter of 1997. The increase is primarily attributed to better execution into the secondary markets.

Subprime Mortgage Operations

        Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

                                                                       For the Quarter Ended
                                                                           September 30,
                                                                      ---------------------
($ in thousands)                                                        1998          1997
                                                                      --------      -------
Net interest income                                                   $  2,586
Net gain on sale of mortgage loans                                       8,836      $ 4,717
Other income                                                               135          N/A
                                                                      --------      -------
     Total production revenue                                           11,557        4,717
                                                                      --------      -------
Salary and employee benefits                                             3,681        2,434
Occupancy expense                                                          491          199
General and administrative expenses                                      1,141          567
                                                                      --------      -------
     Total production expenses                                           5,313        3,200
                                                                      --------      -------
     Net pre-tax production margin                                    $  6,244      $ 1,517
                                                                      --------      -------

Production                                                            $165,760      $96,411
Whole loan sales and securitizations                                   149,252       79,217

Total production revenue to whole loan sales and securitizations       774 bps      595 bps
Total production expenses to production                                321 bps      332 bps
                                                                      --------      -------
      Net pre-tax production margin                                    453 bps      263 bps
                                                                      ========      =======

Summary

        During the third quarter of 1998, the Company produced $165.8 million of subprime loans. The Company sold approximately $123.9 million (75%) of its third quarter 1998 subprime production in whole loan transactions and delivered $25.3 million into the secondary markets through securitization transactions. Overall, the Company operated during the third quarter of 1998 at a 4.53% pre-tax subprime production margin. This compares to a 2.63% pre-tax subprime production margin for the third quarter of 1997.

Net Interest Income

        The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarter ended September 30, 1998 and 1997, respectively.


($ in thousands)

                                                                                                                Variance
      Average Volume      Average Rate                                       Interest                        Attributable to
---------------------------------------                                -------------------               ---------------------
    1998         1997     1998     1997                                   1998      1997     Variance       Rate     Volume
---------------------------------------                                -------------------------------------------------------
                                        Interest Income
                                        ---------------
                                        Mortgages Held for Sale and
$165,487         N/A      10.13%   N/A     Residual Certificates        $ 4,191      N/A      $ 4,191     $ 4,191      N/A
---------------------------------------                                 ------------------------------------------------------
                                        Interest Expense
                                        ----------------
$122,353         N/A       5.20%   N/A  Total Interest Expense          $ 1,605      N/A      $ 1,605     $ 1,605      N/A
---------------------------------------                                 ------------------------------------------------------
                           4.93%   N/A  Net Interest Income             $ 2,586      N/A      $ 2,586     $ 2,586      N/A
                         ==============                                 ======================================================

         Net interest income on subprime loans and accretion income on residuals was $2.6 million, and the interest rate spread was 493 basis points, for the third quarter of 1998. This was primarily the result of the larger interest rate spreads possible for subprime product.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

        A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                                   For the Quarter Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
Gross proceeds on securitization of subprime mortgage loans       $ 24,826       $ 90,831
Initial acquisition cost of subprime mortgage loans
  securitized, net of fees                                          25,311         94,914
                                                                  --------       --------
Unadjusted loss on securitization of subprime mortgage loans          (485)        (4,083)
Initial capitalization of residual certificates                      1,965          7,550
                                                                  --------       --------
Net gain on securitization of subprime mortgage loans             $  1,480       $  3,467
                                                                  ========       ========

        The Company also sold subprime mortgage loans on a whole loan basis during the third quarter of 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser. No interest in these loans is retained by the Company.

        A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ in thousands)                                                            For the Quarter Ended
                                                                                September 30,
                                                                           ---------------------
                                                                             1998          1997
                                                                           --------      -------
Gross proceeds on whole loan sales of subprime mortgage loans              $131,297      $20,062
Initial acquisition cost of subprime mortgage loans sold, net of fees       123,941       18,812
                                                                           --------      -------
Net gain on whole loan sales of subprime mortgage loans                    $  7,356      $ 1,250
                                                                           ========      =======

Agency-Eligible Mortgage Servicing

        Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the quarters ended September 30, 1998 and 1997:

                                                                     For the Quarter Ended
                                                                          September 30,
                                                                 ---------------------------
($ in thousands)                                                    1998            1997
                                                                 ----------      -----------
Servicing fees                                                   $   10,027      $     7,711
Other income                                                             89
                                                                 ----------      -----------
      Servicing revenues                                             10,116            7,711
                                                                 ----------      -----------
Salary and employee benefits                                            843              746
Occupancy expense                                                        95               75
Amortization of mortgage servicing rights                             7,432            4,840
General and administrative expenses                                   1,339            2,613
                                                                 ----------      -----------
      Total loan servicing expenses                                   9,709            8,274
                                                                 ----------      -----------
      Net pre-tax servicing margin                                      407             (563)
Gain on sale of mortgage servicing rights                               533            3,237
                                                                 ----------      -----------
      Net pre-tax servicing contribution                         $      940      $     2,674
                                                                 ==========      ===========

Average owned servicing portfolio                                $9,994,019      $ 7,561,606
Servicing sold                                                    2,871,176        2,800,277

Net pre-tax servicing margin to average servicing portfolio           2 bps          (3) bps
Gain on sale of servicing to servicing sold                           2 bps           12 bps

Summary

        The ratio of net pre-tax servicing margin to the average servicing portfolio increased five basis points as incremental revenues from the larger servicing portfolio more than offset related increases in amortization and general and administrative expenses. The increased amortization expense is attributable to generally higher levels of mortgage servicing rights held for sale which are carried at a higher basis than older available-for-sale mortgage servicing rights and thus require a relatively higher periodic amortization charge.

        Overall, the servicing division contributed $0.9 million to third quarter 1998 pre-tax net income, a $1.8 million, or 65%, decrease from the $2.7 million contribution for the third quarter of 1997. Loan servicing fees were $10.0 million for the third quarter of 1998, compared to $7.7 million for the third quarter of 1997, an increase of 30%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $10.0 billion during the third quarter of 1998 from $7.6 billion during the third quarter of 1997, an increase of 32%. Similarly, amortization of mortgage servicing rights also increased to $7.4 million during the third quarter of 1998 from $4.8 million during the third quarter of 1997, an increase of 54%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced and the higher basis in the servicing rights.

        Included in loan servicing fees for the third quarters of 1998 and 1997 are subservicing fees received by the Company of $158 thousand and $140 thousand, respectively. The subservicing fees are associated with temporary subservicing agreements between the Company and purchasers of mortgage servicing rights.

Gain on Sale of Mortgage Servicing Rights

        A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                          For the Quarter Ended September 30,
                                                          -----------------------------------
                                                                  1998             1997
                                                              -----------       -----------
Underlying unpaid principal balances of mortgage
     loans on which servicing rights were sold during
     the period                                               $ 2,871,176       $ 2,800,277
                                                              ===========       ===========

Gross proceeds from sales of mortgage servicing rights        $    63,940       $    61,927
Initial acquisition basis, net of amortization and hedge
     results                                                       45,564            47,213
                                                              -----------       -----------
Unadjusted gain on sale of mortgage servicing rights               18,376            14,714
Acquisition basis allocated from mortgage loans, net of
     amortization (SFAS No. 125)                                  (17,843)          (11,477)
                                                              -----------       -----------
Gain on sale of mortgage servicing rights                     $       533       $     3,237
                                                              ===========       ===========

        During the third quarter of 1998, the Company completed six sales of mortgage servicing rights representing $2.9 billion of underlying unpaid principal mortgage loan balances. This compares to seven sales of mortgage servicing rights representing $2.8 billion of underlying unpaid principal mortgage loan balances in the third quarter of 1997. The unadjusted gain on the sale of mortgage servicing rights was $18.4 million (64 basis points) for the third quarter of 1998, compared to $14.7 million (53 basis points) for the third quarter of 1997. The Company reduced this unadjusted gain by $17.8 million in the third quarter of 1998, versus a $11.5 million reduction during the third quarter of 1997, in accordance with SFAS No. 125.

Commercial Mortgage Operations

        Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                        For the Quarter Ended
                                                                            September 30,
                                                                       -----------------------
($ in thousands)                                                           1998          1997
                                                                       -----------     -------
Net interest income                                                    $       114       N/A
Net gain on sale of mortgage loans                                           1,979       N/A
Other income                                                                   (11)      N/A
                                                                       -----------     -------
     Total production revenue                                                2,082       N/A
                                                                       -----------     -------
Salary and employee benefits                                                 2,004       N/A
Occupancy expense                                                              209       N/A
General and administrative expenses                                            426       N/A
                                                                       -----------     -------
     Total production expenses                                               2,639       N/A
                                                                       -----------     -------
     Net pre-tax production margin                                     $      (557)      N/A
                                                                       ===========     =======


Servicing fees                                                         $       964       N/A
Amortization of mortgage servicing rights                                      318       N/A
                                                                       -----------     -------
     Net pre-tax servicing margin                                              646       N/A
                                                                       -----------     -------
     Pre-tax income                                                    $        89       N/A
                                                                       ===========     =======

Production                                                             $   290,829       N/A
Whole loan sales                                                           290,829       N/A
Average commercial mortgage servicing portfolio                        $ 3,079,683       N/A

Total production revenue to whole loan sales                               716 bps       N/A
Total production expenses to production                                    907 bps       N/A
                                                                       -----------     -------
      Net pre-tax production margin                                      (191) bps       N/A
                                                                       ===========     =======

Servicing fees to average commercial mortgage servicing portfolio           13 bps       N/A
Amortization of mortgage servicing rights to average commercial
            mortgage servicing portfolio                                     4 bps       N/A
                                                                       -----------     -------
Net pre-tax servicing margin                                                 9 bps       N/A
                                                                       ===========     =======


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

Net Gain on Sale of Commercial Mortgage Loans

        A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ in thousands)                                                For the Quarter Ended
                                                                    September 30,
                                                                 ------------------
                                                                  1998        1997
                                                                 -------    -------
Gross proceeds on sales of commercial mortgage loans            $290,829      N/A
Initial unadjusted acquisition cost of commercial mortgage
     loans sold
                                                                 290,829      N/A
                                                                --------    -------
Unadjusted gain on sale of commercial mortgage loans
Commercial mortgage and transaction processing fees                1,835      N/A
                                                                --------    -------
Unadjusted aggregate margin                                        1,835      N/A
Initial acquisition cost allocated to basis in commercial
     mortgage servicing rights (SFAS No. 125)                        144      N/A
                                                                --------    -------

Net gain on sale of commercial mortgage loans                   $  1,979      N/A
                                                                ========    =======

        During the third quarter of 1998, the commercial mortgage division originated and sold $291 million in commercial loans. Commercial mortgage fees on these loans were $1.8 million, or 63 basis points. Origination fees on commercial mortgages are generally between 50 and 100 basis points on the loan amount. In addition the commercial mortgage division allocated $144 thousand, or 5 basis points, to basis in servicing rights retained on commercial mortgage loans produced during the period.

Leasing Operations

        Following is a summary of the revenues and expenses allocated to the Company's small ticket equipment leasing operations for the periods indicated:

                                                          For the Quarter Ended
                                                              September 30,
                                                           -------------------
($ in thousands)                                           1998         1997
                                                           --------    -------
Net interest income                                        $  1,216      N/A
Other income                                                    146      N/A
                                                           --------    -------
      Leasing production revenue                              1,362      N/A
                                                           --------    -------
Salary and employee benefits                                    531      N/A
Occupancy expense                                                98      N/A
General and administrative expenses                             546      N/A
                                                           --------    -------
      Total lease operating expenses                          1,175      N/A
                                                           --------    -------
      Net pre-tax leasing production margin                     187      N/A
                                                           --------    -------

Servicing fees                                                  264      N/A
                                                           --------    -------
      Net pre-tax leasing margin                           $    451      N/A
                                                           --------    -------

Average owned leasing portfolio                            $ 78,197      N/A
Average serviced leasing portfolio                           50,009      N/A
                                                           --------    -------
Average leasing portfolio                                  $128,206      N/A
                                                           ========    =======

Leasing production revenue to average owned portfolio       697 bps      N/A
Lease operating expenses to average owned portfolio         601 bps      N/A
                                                           --------    -------
Net pre-tax leasing production margin                        96 bps      N/A
                                                           ========    =======

Servicing fees to average serviced portfolio                211 bps      N/A

        Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. At September 30, 1998 the Company's managed lease servicing portfolio was $131.5 million. Of this managed lease portfolio, $85.7 million was owned and $45.8 million was serviced for investors.

Net Interest Income

        Net interest income for the third quarter of 1998 was $1.2 million. This is an annualized net interest margin of 3.40% based upon average lease receivables owned of $78.2 million and average debt outstanding of $58.4 million.

FINANCIAL CONDITION

      During the third quarter of 1998, the Company experienced a 5% increase in total production originated and acquired compared to the second quarter of 1998, from $3.9 billion during the second quarter of 1998 to $4.1 billion during the third quarter of 1998. The September 30, 1998, locked mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.8 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.5 billion.

      Mortgage loans held for sale and mortgage-backed securities totaled $1.3 billion at September 30, 1998, versus $1.2 billion at December 31, 1997, an increase of 8%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) increased to $9.7 billion at September 30, 1998, from $7.1 billion at December 31, 1997, an increase of 37%.

      Short-term borrowings, which are the Company's primary source of funds, totaled $1.6 billion at September 30, 1998, compared to $1.2 billion at December 31, 1997, an increase of 33%. The increase in the balance outstanding at September 30, 1998, resulted from increased funding requirements related to the increase in the balance of mortgage loans held for sale and mortgage-backed securities. There were $6.4 million in long-term borrowings at September 30, 1998, compared to $6.5 million at December 31, 1997, a decrease of 2%.

      Other liabilities totaled $134.6 million as of September 30, 1998, compared to the December 31, 1997, balance of $86.6 million, an increase of $48.0 million, or 55%. The increase in other liabilities resulted primarily from an increase in the volume of loans acquired through certain correspondent funding programs of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $670 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 1999. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $185 million, plus net income subsequent to June 30, 1998, and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans and
(iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability (i) to pay dividends in any fiscal quarter which exceed 50% of the Company's net income for the quarter or (ii) to engage significantly in any type of business unrelated to the mortgage banking business, the servicing of mortgage loans or equipment leasing.

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

      The Company was in compliance with the above-mentioned debt covenants at September 30, 1998. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

      RBMG Asset Management Company, Inc. (Asset Management Co.), a wholly-owned subsidiary of RBMG, Inc., and a bank entered into a master repurchase agreement dated as of December 11, 1997, pursuant to the terms of which Asset Management Co. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to a bank. The term of this repurchase agreement is 364 days. As of September 30, 1998 no loans have been sold under this agreement.

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

      RBC has a 364-day $150 million revolving credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in July 1999, and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RBC and which restrict RBC's ability to incur debt, encumber assets, other than as collateral for the facility, sell assets, merge, declare or pay any dividends or change its corporate by-laws or articles of incorporation.

YEAR 2000

      The Company recognizes the need to ensure that its operations will not be materially adversely impacted by Year 2000 problems. These problems extend to business systems and equipment, facilities, infrastructure and services, non-information technology and the readiness of the Company's business partners.

      Failures due to processing errors potentially arising from calculations and date routines and from non-information technology systems relating to the Year 2000 date are a known risk. Some of the risks involved with Year 2000 problems are discussed later in this section. The Company is addressing these risk with special attention being paid to the availability and integrity of its mortgage production systems, financial systems and related interfaces.

State of Readiness

      The Company has reviewed all of its mission critical information technology and non-information technology systems and the following steps have already been taken to help ensure that the Company's operations will continue substantially unaffected by Year 2000 issues. They are:

-- Replacement of most production computer hardware, including servers, desktop PCs and network infrastructure components with Year 2000 compliant systems. This effort is approximately 90% complete as of September 30, 1998 and is scheduled to be finished during the first quarter of 1999.

-- Implementation of Cybertek's LoanXchange Mortgage Processing System. This software is designed to replace fourteen non-compliant applications with an integrated system customized to support the Company's business. The new system has been certified as Year 2000 compliant and installation of the primary components is scheduled for the first quarter of 1999.

-- Implementation of a standardized "Gold Desktop" that delivers Year 2000 compliant desktop software to each PC in the Company and offers significant enhancements, particularly in the areas of reliability and serviceability. Installation has begun and is scheduled to be completed during the first quarter of 1999.

-- Replacement of PCDOCS, Cogent, General Ledger, Accounts Payable and the Human Resources systems with Year 2000 compliant systems. Installation has been completed.

      The Company's growth required that it replace or upgrade many of the Company's systems. This has been ongoing for the past eighteen months. The Company's management believes that the new systems should resolve a very large percentage of the Company's Year 2000 issues while providing the added benefit of enhanced functionality, performance and reliability. The replacement of existing systems with upgraded systems was not accelerated because of Year 2000 issues.

Internal Proprietary Programs

      The Company currently uses 20 applications that were developed internally. Fourteen of these should be eliminated with the installation of LoanXchange and the remaining six are anticipated to be modified for Year 2000 compliance. The Company does not view this as a significant task as all 20 applications combined represent only 175,000 lines of code with 43,000 contained in the six programs that are scheduled to be modified. It is anticipated that this work will be completed during the first quarter of 1999.

Laureate Realty

      Laureate Realty, the Company's commercial mortgage company, has replaced most of its hardware and infrastructure components with Year 2000 compliant hardware. Additionally an upgrade from Version 7 to Version 8 of the McCracken commercial mortgage servicing system is scheduled to occur in the first quarter of 1999.

Republic Leasing

      Republic Leasing, the Company's small ticket leasing company, uses only two mission critical systems. One of the systems is Year 2000 compliant and an upgrade of the other system to a Year 2000 compliant level is scheduled to be completed during the fourth quarter of 1998.

Meritage Mortgage

      Meritage Mortgage, the Company's sub-prime lender, plans to convert to the LoanXchange system during 1999. Meritage's primary system is Contour, and an upgrade to Contour's Year 2000 compliant system is also available. Existing Meritage accounting systems are being eliminated and the functions moved to the Company's already compliant accounting software.

Third Party Suppliers

      The Company currently uses three non-compliant mission critical systems provided by third parties. Alltel provides the Company's primary loan servicing system and is the largest vendor of loan servicing systems in the United States. This system is not Year 2000 compliant but Alltel has an active Year 2000 program underway. Fannie Mae and Freddie Mac also supply software to the Company for the transmittal of loan information to them. Both entities have Year 2000 projects underway and have expressed high levels of confidence that they will be completed during the first quarter of 1999. Alltel, Fannie Mae and Freddie Mac are participating in a testing program run by the Mortgage Banker's Association of America. The Company is monitoring their progress through this testing vehicle.

Trading Partners

      Connectivity with trading partners is a major issue for many companies, but of lesser impact for the Company. The Company has only a handful of these relationships, and in almost every instance its trading partner has provided the tools, and remains responsible for the Year 2000 issues. Fannie Mae and Freddie Mac provide most of this software, and as noted above, the Company has a high confidence level in their Year 2000 programming and testing plans.

Most loan registration and locking activity between the Company and its correspondents and brokers is initiated by telephone and fax. Less than 15% is electronic, and the Company provides that interface through the Internet.

      The Company's residential mortgage business is obtained from over 4,000 correspondents and brokers and is not concentrated within a small universe of these companies. Therefore, the Company is not undertaking a readiness review of its customers. The Company is, however, enhancing its ability to provide tracking reports to its customers over the Internet and by mail so it can assist them in meeting their obligation to provide additional documentation on loans already purchased by the Company. The Company does not believe that Year 2000 issues should have a material impact on its correspondent and broker relationships. The Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate Year 2000 conversion. The Company does not foresee a material impact to the Company surrounding the Year 2000 compliance of these external entities.

Ongoing Strategy

      The Company is at a stage in its compliance efforts where it has extended the scope of its compliance activities to include the entire enterprise and the systems not addressed by the major projects already underway. To this end the Company has engaged an outside consulting firm to assist in developing a plan for addressing Year 2000 that should encompass the entire enterprise from both a business and an information technology perspective.

      The Company's approach utilizes an inventory strategy that captures relevant data about each item with Year 2000 implications. Once the data is collected, the Company will prioritize the information. By focusing on the most critical systems first, the Company expects to report significant progress on the major systems substantially in advance of January 1, 2000.

Financial Impact

      Direct costs associated exclusively with achieving Year 2000 compliance are expected to be between $0.5 and $1 million dollars and will be paid out of cash flow. Direct costs associated with the first phase (the assessment phase) of the Year 2000 effort were approximately $135 thousand through September 30, 1998. The Year 2000 effort is expected to use approximately 5% of information technology's 1999 budget.

Risks

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and unforeseen circumstances causing the Company to allocate its resources elsewhere.

Contingency Planning

      As management believes that the LoanXchange conversion will solve most of the Company's Year 2000 issues, a significant risk is the inability to install this software, currently scheduled for February, 1999, timely. To prepare for this contingency the following alternative remedial actions have been developed:

-- To eliminate the non-compliant wholesale branch system the Company has created an Internet transaction system that the Company intends to begin using in the fourth quarter of 1998 to register and lock loans. A back up third party system for generating closing documents is already available in all offices. The combination of these two actions should allow the Company to function without its current branch system or LoanXchange.

-- Plans to install the Year 2000 compliant Contour system at Meritage have been formulated and should be implemented as an interim step prior to LoanXchange. This will provide a Year 2000 compliant system should LoanXchange be delayed for Meritage.

-- The 14 internal programs being eliminated by LoanXchange represent only 132,000 lines of code. The Company has tested the applications and identified the Year 2000 issues with each of the applications. Analysis indicates that the applications could be made Year 2000 complaint with minimal effort. Should LoanXchange installation be delayed materially beyond the planned February 1999 installations, the Company intends to undertake that action as necessary.

      The Company is in the process of assessing what is its most likely worst case scenario. Failure by either the Company or third parties to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for the Company. This may temporarily divert management's time and attention from ordinary business activities. To the extent reasonably achievable, the Company will seek to prevent or mitigate the efforts of such possible failures through its contingency planning efforts. With the delivery and testing of LoanXchange scheduled for the fourth quarter of 1998, the Company feels sufficient time exists to execute the contingency plan.

      Significant work has been accomplished to date on Year 2000 compliance as part of the Company's aggressive growth and planned implementation of technology to support the growth. The Company will continue its compliance efforts in both the information systems area as well in the peripheral areas and non-information technology that have potential impact on the Company's continuing operation.

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



                                     RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                                   (Registrant)


                                     /s/ Steven F. Herbert
                                     -------------------------------------------
                                     Steven F. Herbert
                                     Senior Executive Vice President and
                                     Chief Financial Officer

                                     (signing in the capacity of (i) duly
                                     authorized officer of the registrant and
                                     (ii) principal financial officer of the
                                     registrant)




DATED:         November 15, 1998

                                INDEX TO EXHIBITS


Exhibit No.                  Description                                                                               Page
-----------                  -----------                                                                               ----
  3.1          Restated Certificate of Incorporation of the Registrant incorporated by reference to                      *
               Exhibit 3.3 of the Registrant's Registration No. 33-53980

  3.2          Certificate of Amendment of Certificate of Incorporation of the Registrant                                *
               incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

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

  4.3          Third Amended and Restated Secured Revolving/Term Credit Agreement dated as of July                     ___
               28, 1998, between the Registrant and the Banks Listed on the Signature Pages Thereof,
               Bank One, Texas, National Association, First Bank National Association, NationsBank of
               Texas, N.A. and Texas Commerce  Bank, National Association, as Co-agents and the
               Bank of New York as Agent and Collateral Agent

  4.4          Second Amended and Restated Revolving/Term Security and Collateral Agency Agreement                       *
               dated as of July 31, 1996, between the Registrant and The Bank of New York as Collateral
               Agent and Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form
               10-Q for the period ended September 30, 1996

  4.5          Amendment No. 1 dated as of July 28, 1998 to Second Amended and Restated                                 ___
               Revolving/Term Security and Collateral Agency Agreement dated as of
               July 31, 1996, among the Registrant, the Banks and Co-Agents named therein and The Bank of New York as Collateral Agent

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

               (B) Deferred Compensation Rabbi Trust, for David W. Johnson, dated January                                *
               19, 1994, between RBC and First Union National Bank of North Carolina incorporated by reference to Exhibit 10.10 (C) of the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1993

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

 10.14         Resource Bancshares Mortgage Group, Inc. Supplemental Executive Retirement Plan                           *
               incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report
               on Form 10-Q for the period ended June 30, 1998.

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

 10.16         Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's                        *
               Registration No. 33-87536

 10.17         Amendment I to Stock Investment Plan incorporated by reference to Exhibit                                 *
               10.27 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994

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

 10.21         Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert                    *
               incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report
               on Form 10-Q for the period ended September 30, 1995

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

 10.27         Amendment to Pension Plan effective January 1, 1995 incorporated by reference                             *
               to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

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

 10.32         ESOP Loan and Security Agreement dated May 3, 1996, between the Registrant and                            *
               The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
               incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1996

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

 10.35         Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock Option Plan),                           *
               incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report
               on Form 10-Q for the period ended March 31, 1997

 10.36         First Amendment to the Formula Stock Option Plan incorporated by reference to                             *
               Exhibit 99.8 of the Registrant's Registration No. 333-29245 as filed on December 1, 1997

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

               (C) Second Amendment to Agreement of Merger dated April 18, 1997 between                                  *
               Resource Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
               Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's Registration No. 333-29245


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

 10.40         Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan,                           *
               Formula Stock Option Plan and Non-Qualified Stock Option Plan as incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q
               for the period ended March 31, 1997

 10.41         Second Amendment to the Non-Qualified Stock Option Agreement dated February 6, 1998                       *
               incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q
               for the period ended March 31, 1998

 10.42         Agreement and Release Form of Non-Qualified Stock Option Agreement incorporated by                        *
               reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998

 10.43         Preferred Provider Organization Plan for Retired Executives                                             _____

 10.44         First Amendment to Omnibus Stock Award Plan and Form of Incentive Stock Option                          _____
               Agreement and Release to the Omnibus Stock Award Plan

 11.1          Statement re:  Computation of Net Income per Share                                                      _____

 27.1          Financial Data Schedule                                                                                 _____

----------------------------------

* Incorporated by reference


                                        E