Form 10-K
period 1998-12-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1999-03-31
CIK 893817

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

For the Fiscal Year Ended December 31, 1998     Commission File Number 000-21786


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

                                 (803) 741-3000
                (Registrant's telephone no., including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of class

                     Common Stock, par value $.01 per share
                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was $269,338,339 as of March 19, 1999, based on the closing price of $12.38 per share of the registrant's Common Stock, par value $.01 per share, on the NASDAQ National Market System on such date.

As of March 19, 1999, 22,503,599 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Document of the Registrant                       Form 10-K Reference Locations

1998 Annual Report to Shareholders                           Parts II and IV
1999 Proxy Statement                                         Part III

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-K for the year ended December 31, 1998

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                                            PAGE
PART I.                                                                                     ----
     Item 1.   Business                                                                       1
     Item 2.   Properties                                                                    23
     Item 3.   Legal Proceedings                                                             23
     Item 4.   Submission of Matters to a Vote of Security Holders                           23

PART II.

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters         23
     Item 6.   Selected Financial Data                                                       24
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results       24
               of Operations
     Item 7a.  Quantitative and Qualitative Disclosures About Market Risk                    24
     Item 8.   Financial Statements and Supplementary Data                                   24
     Item 9.   Changes in and Disagreements With Accountants on Accounting and               24
               Financial Disclosure

PART III.

     Item 10.  Directors and Executive Officers                                              24
     Item 11.  Executive Compensation                                                        25
     Item 12.  Security Ownership of Certain Beneficial Owners and Management                25
     Item 13.  Certain Relationships and Related Transactions                                25

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K               25

SIGNATURES                                                                                   27

INDEX TO EXHIBITS                                                                             A

                                     PART I

Item 1.            BUSINESS
                                     General

         Resource Bancshares Mortgage Group, Inc. (the Company) is a diversified financial services company engaged primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondent and brokers), sale and servicing of agency-eligible and subprime residential, single-family, first-mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, the Company originates, sells and services small-ticket commercial equipment leases and originates, sells, underwrites for investors and services commercial mortgage loans.

         As part of its primary business focus, residential mortgage banking, the Company purchases agency-eligible mortgage loans through its correspondents and its wholesale division. The Company also purchases and originates mortgage loans through its subprime division. Substantially all of the mortgage loans purchased and originated by the Company are sold to institutional purchasers, including national and regional broker/dealers, as mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or securitized. Substantially all the agency-eligible mortgage loans are sold with the rights to service the loans being retained by the Company. The retained servicing is either held in the Company's portfolio or sold separately.

         The Company receives loan servicing fees and subservicing fees on agency-eligible loans it purchases through wholesale and correspondent channels. The Company also receives loan servicing fees on agency-eligible mortgage servicing rights acquired through bulk acquisitions of servicing rights related to agency-eligible loans originated by other lenders.

         To further position itself as a nationwide producer and supplier of mortgage loans and mortgage servicing, the Company intends to increase its market penetration and the breadth of its mortgage origination sources, particularly in the western and northeastern United States, by: (i) maintaining corporate flexibility to operate in fluctuating mortgage markets; (ii) remaining among the mortgage industry's lowest-cost producers; (iii) continuing its commitment to high quality in underwriting and customer service; (iv) utilizing advanced technology and (v) further developing its presence in the subprime lending market. The Company also intends to continue expansion of its small-ticket commercial equipment lease portfolio and to increase its commercial mortgage loan production.

         The Company does not hold any material trademarks, licenses, franchises or concessions.

                                 Loan Production

Correspondent

         The Company purchases closed agency-eligible mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 1998, the Company had 852 correspondents originating mortgage loans in 48 states and the District of Columbia.

         Agency-eligible residential loan production for the Company by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with just 27% of its dollar volume of correspondent loans during 1998 compared to 29% in 1997. During 1998, the top five correspondents accounted for approximately 12% of the year's mortgage loan correspondent purchase volume. This compares to the top five correspondents accounting for approximately 13% and 15%, of the agency-eligible mortgage loan purchase volume during 1997 and 1996, respectively. No single correspondent accounted for more than 3.9% of the Company's agency-eligible mortgage loan purchase volume in 1998. In 1997 and 1996, 3.3% and 3.4%, respectively, of the Company's total agency-eligible mortgage loan purchase volume was acquired from the Company's highest-volume correspondent.

         Management believes that lending through correspondents is an efficient and cost-effective method of producing agency-eligible loans because of the low fixed expenses and capital investment required of the Company. Because the correspondents incur the cost of operating branch office networks and generating loans, the Company lowers its cost structure and provides the correspondents with cost-efficient access to the secondary loan markets. By emphasizing correspondent lending, the Company can match its costs more directly with the volume of agency-eligible loans purchased, so that a substantial portion of the Company's cost is variable rather than fixed. Management also believes that, by emphasizing the correspondent origination approach, the Company has greater flexibility to adjust to varying market conditions. As conditions change, the Company can expand into new geographic markets without incurring significant additional costs by utilizing existing and new correspondents that operate in each new market. The use of correspondents also enables the Company to exit markets easily if circumstances dictate.

         The Company attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell agency-eligible mortgage loans to the Company. The Company's strategy with respect to its correspondents is to provide a high level of service rather than the lowest price. Services provided include timely underwriting and approval or rejection of a loan (within approximately 48 hours after receipt of a completed loan application), timely purchase of loans (within 96 hours after being approved for acquisition), seminars on how to process and prepare a loan application and updates on current underwriting practices. In addition, the Company provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, the Company believes that the level of service and commitment it provides to its correspondents will be paramount to its continued success.

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

         With respect to FHA and VA loans, HUD and the VA, respectively, have established approval guidelines for the underwriting of loans to be covered by FHA insurance or a VA guaranty. The Company is approved by both HUD and the VA to underwrite FHA and VA loans submitted by specified correspondents and wholesale brokers. The Company purchases FHA and VA loans only from those correspondents who are approved to underwrite FHA and VA loans and from those correspondents for whom the Company has been approved to underwrite FHA and VA loans. For those FHA and VA loans purchased from correspondents and brokers, the appropriate FHA mortgage insurance premium or VA funding fee must be remitted to the Company by the correspondent within fifteen days of closing.

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

Wholesale

         As other financial institutions were exiting the wholesale mortgage lending business, the Company made a decision in late 1994 to incorporate expansion into the wholesale mortgage market into its primary business strategy. Expansion into the wholesale mortgage banking business involves the establishment of wholesale branch offices and the incurrence of the fixed expenses associated with maintaining those offices. However, wholesale mortgage purchases typically provide for higher profit margins than correspondent production, and each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear most of the cost of identifying and interacting directly with loan applicants. Accordingly, management believes that the wholesale division affords the Company an opportunity to identify markets where higher profit margins and diversification of the Company's sources of loan volumes can be appropriately balanced against the increased earnings risks associated with a somewhat higher fixed-cost structure.

         At December 31, 1998, the Company had 15 wholesale branches, serving approximately 3,400 brokers. The offices are located in Arizona (1), Colorado
(1), Florida (1), Georgia (1), Illinois (1), Maryland (1), Massachusetts (1), Missouri (1), Nevada (1), North Carolina (1), Ohio (1), Texas (2), Utah (1) and Washington (1). The Company receives loan applications through these brokers, underwrites each loan, funds each loan at closing and prepares all closing documentation. The wholesale branches also handle all shipping and follow-up procedures on these loans. All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in the Company's correspondent lending program.

Retail

         In mid-1995, the Company expanded into the retail mortgage banking business in the Northeast. With the establishment of a retail subsidiary operating through six branches located in New York (4), New Jersey (1) and Pennsylvania (1), the Company began to originate mortgage loans through its employees. From its organization in 1995 through May 1, 1998, the retail division originated $1.9 billion in mortgage loans.

         During late 1997, the Company began reviewing the compatibility of the retail operation with its primary business focus. Effective May 1, 1998, the Company sold its retail production franchise to CFS Bank. Historically, the Company has focused on accumulation of loan production through third-party correspondent and wholesale broker channels because of the relatively lower fixed expenses and capital investments required, among other reasons. Management believes the sale of the retail operation has allowed the Company to refocus on its core competency as a correspondent and wholesale mortgage lender.

  Subprime

         In 1997, the Company began its initial expansion into subprime lending activities. In connection therewith, the Company acquired Meritage Mortgage Corporation (Meritage) in April 1997. The Company's subprime division produced $607.7 million or 4% of the Company's total production volume during 1998.

         Management anticipates continuing near-term increases in subprime production volumes as subprime operations introduced and made available through the Company's existing 15 branch agency-eligible wholesale network reach full year production levels. In the future, the Company also plans to offer select subprime loan products through its existing nationwide correspondent production channel.

         The following table shows residential production volume by source for each of the three years in the period ended December 31, 1998.

                                                                    Year Ended December 31,
                                                    ----------------------------------------------------------
    ($ in Thousands)                                      1998                 1997                1996
                                                    -----------------    -----------------    ----------------
Correspondent                                            $11,666,560          $ 7,893,583         $ 7,915,323
Wholesale                                                  3,023,961            1,868,726           1,411,643
Retail                                                       264,059              675,411             668,759
                                                    -----------------    -----------------    ----------------
Total Agency-Eligible Loan Production                    $14,954,580         $ 10,437,720         $ 9,995,725
Subprime Production                                          607,664              339,574             -
                                                    -----------------    -----------------    ----------------
Total Residential Production                             $15,562,244         $ 10,777,294         $ 9,995,725
                                                    =================    =================    ================


         The Company purchases and originates conventional and subprime mortgage loans and mortgage loans insured by the FHA or partially guaranteed by the VA. All mortgage loans purchased or originated by the Company are purchased or originated for resale. The majority of the Company's loans are conforming loans, i.e., mortgage loans that qualify for inclusion in purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae.

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

         The following table shows residential mortgage loan production volume by type of loan for each of the three years in the period ended December 31, 1998.


                                                                 Year Ended December 31,
                                                  -------------------------------------------------------
        ($ in Millions Except as Indicated)            1998               1997                 1996
                                                  ---------------    ---------------      ---------------
Conventional Loans:
  Volume                                              $ 10,674.1          $ 6,126.8            $ 6,197.3
  Percentage of total volume                                 68%                57%                  62%
FHA / VA Loans:
  Volume                                              $  4,280.4          $ 4,310.9            $ 3,798.4
  Percentage of total volume                                 28%                40%                  38%
Subprime Loans
  Volume                                              $    607.7          $   339.6
  Percentage of total volume                                  4%                 3%
Total Loans:
  Volume                                              $ 15,562.2          $10,777.3            $ 9,995.7
  Number of loans                                        131,630             99,349               98,237
  Average loan size ($ in Thousands)                  $    118.2          $   108.5            $   101.8

         The following table shows residential loan production volume by state for the year ended December 31, 1998, for each state that represented 5% or more of the Company's total residential loan production volume for 1998.

                                                            Year Ended December 31, 1998
                                                        -------------------------------------
                   ($ in Thousands)                                             Percent of
                                State                       Amount                Total
                   ---------------------------------    ----------------      ---------------
                   Illinois                                 $ 1,543,482                9.92%
                   Minnesota                                  1,520,796                9.77%
                   Massachusetts                              1,437,262                9.23%
                   Colorado                                   1,344,030                8.64%
                   California                                 1,228,862                7.90%
                   Ohio                                         854,829                5.49%
                   All Other                                  7,632,983               49.05%
                                                        ----------------      ---------------
                   Total                                   $ 15,562,244              100.00%
                                                        ================      ===============


                            Sale of Residential Loans

         The Company customarily sells all agency-eligible residential mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which currently are sold separately. Under ongoing programs established with Fannie Mae and Freddie Mac, the Company aggregates its conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. The Company's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. The Company pays certain fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. The Company then sells Freddie Mac, Fannie Mae and Ginnie Mae securities to securities dealers. Substantially all of the Company's agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Subprime and non-conforming conventional residential mortgage loans are sold to private investors through whole loan sales or securitizations.

         In the case of conventional loans, subject to the obligations of any primary mortgage insurer, the Company is generally at risk for any mortgage loan default until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, the Company has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, the Company has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitations. In connection with the Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. In the event of a breach of these representations and warranties, the Company may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans. Typically, any flaws with respect to repurchased loans are corrected and the loans are resold or are repurchased by the original correspondent pursuant to prior agreement.

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

         The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than the Company would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loans may result from changes in interest rates that cause changes in the market value of the loans, or commitments to originate or purchase loans, from the time the price commitment is given to the customer until the time that the loan is sold by the Company to the investor. To reduce the effect of interest-rate changes on the gain and loss on loan sales, the Company generally commits to sell all its agency-eligible warehouse loans and a portion of its pipeline loans to investors for delivery at a future time for a stated price. The Company does not currently hedge the interest rate risk associated with subprime loans.

         In connection with its agency-eligible loan sale program, which involves the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, the Company has credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the marketplace, none of the forward payment obligations of any of the

Company's counterparties is secured or subject to margin requirements; however, the Company attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that the Company believes are sound credit risks, and by limiting exposure to any single counterparty by selling to a number of investors. For example, it is the Company's current policy that not more than the lesser of (i) $350 million or
(ii) 40% of the total forward purchase contracts outstanding at any time be with any single counterparty. All counterparties are obligated to settle such sales in accordance with the terms of the related forward sale agreement.

                       Agency-Eligible Mortgage Servicing

         Agency-eligible mortgage servicing includes collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections of the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering agency-eligible mortgage loans. A servicer's obligation to provide mortgage loan servicing and its right to collect fees are set forth in a servicing contract. Failure to service mortgage loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees.

         The Company's current strategy is to pool and sell substantially all of its produced agency-eligible mortgage servicing rights to other approved servicers. The Company currently follows a strategy of retaining a relatively small portion of its produced agency eligible mortgage servicing rights and exploring opportunities to sell available-for-sale servicing rights in bulk transactions. The Company's credit facilities require it to maintain at all times a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4.0 billion. The Company's policy with respect to the sale, purchase or retention of mortgage servicing rights may change in the future.

         In addition to servicing its agency-eligible mortgage servicing rights portfolios, the Company also subservices agency-eligible mortgage servicing rights portfolios during the period of approximately 90 days between the date the Company has sold the related servicing rights and the transfer date. In the future, the Company also may seek other subservicing business.

         The Company receives fees for servicing agency-eligible residential mortgage loans, ranging generally from 0.25% to 0.44% per annum on the declining unpaid principal balances of the loans. Servicing fees are collected by the Company from monthly mortgage loan payments. Other sources of loan servicing revenues include fees incidental to the services provided.

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

         The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company's residential mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 1998.

                       Days Delinquent

                        30                        1.20%
                        60                        0.20%
                        90+ days                  0.11%
                                               -------------
                        Total Delinquencies       1.51%
                                               =============

         At December 31, 1998, the Company's owned mortgage servicing rights portfolio had an underlying unpaid principal balance of $9.9 billion. The portfolio generally reflected characteristics representative of the then-current market conditions and had a weighted average note rate of 7.20%, which is somewhat higher than for current production.

         In 1998, the Company produced or purchased servicing rights associated with agency-eligible residential loans having an aggregate underlying unpaid principal balance of $15.0 billion and had an average balance of aggregate underlying unpaid principal balance of loans being serviced of $11.9 billion. Typically, the Company sells the majority of its produced agency-eligible mortgage servicing rights between 90 days and 180 days of purchase. Nevertheless, certain market and operating characteristics, including origination costs, adjusted basis, market values, coupon rates, delinquency rates and current prepayment rates are considered to determine whether mortgage servicing rights should be held for longer periods of time.

         The following table provides certain information regarding the Company's agency-eligible mortgage servicing rights portfolio at December 31, 1998.

($ in Thousands)                                                                         Percentage of
      Year of                               Percentage of            Aggregate            Total Unpaid
    Origination         Number of Loans      Total Loans      Unpaid Principal Amount   Principal Amount
----------------------  -----------------  -----------------  -----------------------   -----------------
  1991 or earlier                  2,530               2.8%                $ 106,996                1.1%
       1992                        3,519               3.8%                  247,152                2.5%
       1993                        7,458               8.1%                  564,832                5.7%
       1994                        5,351               5.8%                  459,895                4.7%
       1995                        1,884               2.0%                  153,708                1.6%
       1996                        3,975               4.3%                  409,115                4.2%
       1997                       13,859              15.0%                1,475,955               14.9%
       1998                       53,615              58.2%                6,447,447               65.3%
                        -----------------  -----------------  -----------------------   -----------------
       Total                      92,191            100.00%              $ 9,865,100             100.00%
                        =================  =================  =======================   =================

         The following table sets forth the Company's agency-eligible mortgage servicing rights portfolio by loan type:


($ in Thousands)                                                 At December 31, 1998
                                    -------------------------------------------------------------------------------
                                                        Aggregate
                                                          Unpaid               Weighted              Weighted
                                      Number            Principal              Average                Average
          Loan Type                  of Loans            Balance                Coupon              Service Fee
-------------------------------    -------------      ---------------      -----------------      ----------------
FHA                                       8,002          $   656,417            7.10%                 0.5625%
VA                                        3,526              362,287            6.87%                 0.4834%
Fannie Mae                               43,099            4,716,719            7.18%                 0.4497%
Freddie Mac                              28,134            3,121,008            7.30%                 0.3490%
Private                                     620               38,787            8.36%                 0.3971%
Other                                     8,810              969,882            7.09%                 0.3162%
                                   =============      ===============      =================      ================
TOTAL                                    92,191          $ 9,865,100            7.20%                 0.4168%
                                   =============      ===============      =================      ================

         The Company's agency-eligible mortgage servicing rights portfolio is generally divided into two segments. The portion of the portfolio that is generated by current loan production is classified as "held-for-sale," and the portion of the portfolio that was acquired through bulk acquisitions or retained for production of servicing income is classified as "available-for-sale." The Company's held-for-sale portfolio had an aggregate underlying unpaid principal balance of $4,406.8 million at December 31, 1998. The Company's available-for-sale portfolio had an aggregate underlying unpaid principal balance of $5,458.3 million at December 31, 1998.

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

                          Available-for-Sale Portfolio


       ($ in Thousands)                               At December 31, 1998
                                       ----------------------------------------------------
                                             Aggregate               Percentage of Total
                                          Unpaid Principal             Unpaid Principal
    Mortgage Interest Rate                    Balance                       Amount
--------------------------------       -----------------------      -----------------------
        Less than 7.00%                             $ 917,684                       16.81%
         7.00% - 7.49%                              2,015,044                       36.92%
         7.50% - 7.99%                              1,435,904                       26.31%
         8.00% - 8.49%                                668,721                       12.25%
         8.50% - 8.99%                                306,815                        5.62%
         9.00% - 9.49%                                 70,249                        1.29%
      Greater than 9.49%                               43,917                        0.80%
                                       -----------------------      -----------------------
             TOTAL                                $ 5,458,334                      100.00%
                                       =======================      =======================

         The following table sets forth the geographic distribution of the Company's available-for-sale portfolio for those states representing more than 3% of the portfolio:

($ in Thousands)                             At December 31, 1998
                            --------------------------------------------------------
                                Aggregate                    Percent of
                             Unpaid Principal          Total Aggregate Unpaid
         State                   Balance                  Principal Balance
------------------------    -------------------   ----------------------------------
Massachusetts                       $  607,975                 11.14%
New York                               383,703                  7.03%
California                             355,045                  6.51%
Minnesota                              345,087                  6.32%
Connecticut                            333,325                  6.11%
Texas                                  291,999                  5.35%
Illinois                               275,746                  5.05%
Ohio                                   240,353                  4.40%
Colorado                               228,643                  4.19%
Florida                                220,653                  4.04%
Georgia                                170,561                  3.12%
New Jersey                             168,712                  3.09%
All others                           1,836,532                 33.65%
                            ===================   ==================================
   TOTAL                            $5,458,334                100.00%
                            ===================   ==================================

         The following table sets forth certain information regarding the aggregate underlying unpaid principal balance of the mortgage loans in the held-for-sale portfolio serviced by the Company. The table includes both fixed and adjustable rate loans.

                             Held-for-Sale Portfolio


($ in Thousands)                                     At December 31, 1998
                                       --------------------------------------------------
                                              Aggregate            Percentage of Total
                                          Unpaid Principal           Aggregate Unpaid
    Mortgage Interest Rate                     Balance               Principal Balance
--------------------------------       ------------------------   -----------------------
        Less than 6.00%                              $  31,613                     0.72%
         6.00% - 6.49%                                 467,619                    10.61%
         6.50% - 6.99%                               2,680,487                    60.83%
         7.00% - 7.49%                               1,011,905                    22.96%
         7.50% - 7.99%                                 154,215                     3.50%
         8.00% - 8.49%                                  10,256                     0.23%
         8.50% - 8.99%                                   5,994                     0.14%
      Greater than 8.99%                                44,677                     1.01%
                                       ========================   =======================
             TOTAL                                  $4,406,766                   100.00%
                                       ========================   =======================

         To help the Company manage its risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio should interest rates fall below a certain level. For a more detailed discussion of interest rate floor contracts, see Note 18 of the Company's Consolidated Financial Statements, found in the Company's accompanying 1998 Annual Report to shareholders included herein and hereby incorporated by reference.

                               Leasing Operations

         The Company's leasing division, Republic Leasing, acquired on December 31, 1997, originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. At December 31, 1998 the leasing division had 218 brokers. Lease production was $78.1 million or 0.5% of the Company's total production volume during 1998. At December 31, 1998 Republic Leasing managed a lease servicing portfolio of $136.5 million. Of this managed lease portfolio, $98.9 million was owned and $37.6 million was serviced for investors. The weighted average net yield for the managed lease servicing portfolio at December 31, 1998 was 10.81%. Delinquencies for the managed lease servicing portfolio at December 31, 1998 were 2.00%.


                         Commercial Mortgage Operations

         In connection with its acquisition of RBC on December 31, 1997, the Company acquired RBC's subsidiary Laureate. Laureate originates commercial mortgage loans for various insurance companies and other investors, primarily in Alabama, Florida, Indiana, North Carolina, South Carolina, Tennessee and Virginia. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate retains the right to service the loans under a servicing agreement. Laureate produced $899.7 million or 5% of the Company's total production volume during 1998 through 12 commercial mortgage branches. At December 31, 1998, Laureate was servicing a commercial mortgage loan servicing portfolio of approximately $3.3 billion. The weighted average note rate for the commercial mortgage loan servicing portfolio was 8.11% at December 31, 1998. Delinquencies for the commercial mortgage loan servicing portfolio were 0.42% at December 31, 1998.


                                   Seasonality

         The residential mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peaks during the spring and summer seasons and declines to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates. The residential mortgage servicing business is generally not subject to seasonal trends, except to the extent that growth of the portfolio is generally higher in periods of greater mortgage loan originations. The commercial mortgage and small-ticket equipment leasing industries are generally not considered seasonal industries.


                         Changes in Economic Conditions

         The Company's business is subject to various business risks, including competition from other mortgage companies and other financial institutions. Economic conditions affect the consumer's decision to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing mortgage loan applications and the cost and availability of funds that mortgage banking companies rely upon to make or purchase loans. Changes in the level of consumer confidence, tax laws, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated or purchased by the Company less attractive to borrowers or investors. Competition also may be affected by fluctuations in interest rates, general economic conditions and localized economic conditions.

         The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by changes in interest rates or other factors beyond its control.

                                   Competition

         The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage companies, commercial banks and savings and loan associations and, to a certain extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company. Many of the nation's largest mortgage companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased by the Company, thereby possibly reducing the Company's revenues. At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage companies for loan production and enable them to access smaller producers for volume. To the extent that market pricing becomes more competitive, the Company may be unable to achieve its planned level of originations and may be unable to consummate acquisitions of servicing rights at a satisfactory cost. The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

         Both the small-ticket commercial equipment leasing industry and the commercial mortgage banking industry are highly competitive. The Company is subject to competition from other equipment leasing and commercial mortgage banking companies some of which may be better capitalized. The Company does not have a significant market share of equipment leasing or commercial mortgage banking in the areas in which it conducts operations.

         Due to the foregoing considerations, there can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the results of operations and financial condition of Company.

                                  Concentration

         The Company typically sells the mortgage servicing rights associated with its mortgage production into forward sales contracts. Additionally, from time to time, the Company will sell residential mortgage servicing rights from its available for sale portfolio. In 1998, approximately 97% of its sales under these forward sales contracts were to four major customers. In 1997 approximately 84% of its sales under these forward sales contracts were to three major customers. The loss of these clients could have a material adverse effect on the Company's residential mortgage servicing business if no suitable replacement can be found.

         The growth and profitability of the Company's equipment leasing business are dependent to a large extent on the ability to finance an increasing balance of leases held in its portfolio or to sell leases to and service leases for third parties. Currently, Resource Bancshares Corporation (RBC) has in place a $100 million lease financing facility and an agreement to offer to sell equipment leases to only one client; however, neither party is obligated to buy or sell. The client has acquired leases on a regular basis from RBC since December 1996, but there is no assurance of future sales. At December 31, 1998, approximately 17% and 9% of the Company's net lease receivables were located in the states of California and Florida, respectively. At December 31, 1998, approximately 19% and 9% of the Company's net lease receivables were collateralized by computer equipment and titled equipment, respectively. Otherwise, there are no lessee geographic, equipment type or lessee industry concentrations greater than 9%.

         At December 31, 1998, 35% of commercial mortgage loans serviced were for a single customer. In addition, at December 31, 1998, the Company was servicing approximately $37.6 million of leases for third parties, 98% of which was serviced for a single customer. The loss of these clients could have a material adverse effect on the equipment leasing and commercial mortgage businesses.

                               Interest Rate Risks

         The Company's loans held for sale are generally funded by borrowings under its revolving warehouse credit line. The Company's net warehouse interest income is the difference between the interest income it earns on loans held for sale (generally based on long-term interest rates) and the interest it pays on its borrowings (generally based on short-term interest rates). The factors that can affect this spread include interest rates charged by lenders, the relationship between long-term and short-term interest rates and the use of compensating balances (escrow funds held on deposit with lending banks) to decrease interest rates charged on borrowed funds. There can be no assurance that this spread will not decrease from its current level. A decrease in the spread would have a negative effect on the Company's net interest income.

         The Company's net income reflects a reduction in interest expense on its borrowings with depository institutions for escrow funds placed with such institutions. Net income could be adversely affected to the extent that proposed revisions of applicable bank regulations cause these escrow accounts to be recharacterized as demand deposit accounts, thereby requiring reserves to be established with Federal Reserve Banks, which would reduce the amount of the reduction in the Company's interest expense on its borrowings. Other regulatory changes or interpretations that change the ability of the Company to receive credit for escrow balances would adversely affect the Company.

         In addition, certain states require that interest be paid to mortgagors on escrow funds deposited by them to cover mortgage-related payments such as property taxes and insurance premiums. Federal legislation has in the past been introduced that would, if enacted, revise current escrow regulations and establish a uniform interest payment requirement in all states. If such federal legislation were enacted or if additional states enact legislation relating to payment of, or increases in the rate of, interest on escrow balances, or if such legislation were retroactively applied to loans in the Company's servicing portfolio, the Company's earnings would be adversely affected.

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

         In addition, there are other federal and state statutes and regulations, as well as judicial decisions, affecting such activities. Those rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, lenders such as the Company are required to submit annually to the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs also are subject to examination by the FHA, Freddie Mac, Fannie Mae, Ginnie Mae and the VA at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act and its related regulations, which prohibit discrimination, and the Federal Truth-in-Lending
Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder, which require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, respectively. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, class-action lawsuits and administrative enforcement actions. Such regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise restricting the ability of the Company to conduct its business as such business is now conducted.

         Certain states require that interest be paid to mortgagors on funds deposited by them in escrow to cover mortgage-related payments such as property taxes and insurance premiums. Currently there are nine states in which the Company does business where it is required to pay interest on escrow accounts. Loans from these nine states amounted to approximately 30.3% of the Company's mortgage servicing rights portfolio at December 31, 1998. The amount of interest paid on escrow accounts for 1998 was approximately $500 thousand.

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

         There are various state and local laws and regulations affecting the Company's operations. The Company is in possession of licenses in all states in which it does business that require such licenses. Mortgage loans also may be subject to state usury statutes.

                                   Litigation

         In recent years, the mortgage banking industry has been subject to class action lawsuits that allege violations of federal and state laws and regulations, including the propriety of collecting and paying various fees and charges and the calculation of escrow amounts. Most recently, at least 150 purported class action lawsuits have been commenced against various mortgage companies, including the Company, alleging, inter alia, that the payment of certain fees to mortgage brokers violates the anti-kickback provisions of RESPA. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such a change could have a material adverse effect on the Company and the entire mortgage lending industry. The Company's broker compensation and table-funded correspondent purchase programs permit such payments. Although the Company believes these programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation and table-funded correspondent purchase practices. Class action lawsuits may continue to be filed in the future against the mortgage banking industry generally. No prediction can be made as to whether the ultimate decisions in any of these class actions will be adverse to the defendant mortgage companies.


                             Delinquency and Default

         The Company's profitability may be negatively impacted by economic downturns as during such periods the frequency of loan defaults tends to increase. The Company originates and purchases conventional loans as well as loans insured by the FHA or partially guaranteed by the VA. In the case of conventional loans, the Company is generally at risk for any mortgage loan default from origination or purchase by the Company, as the case may be, until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. The Company has from the time an FHA or VA mortgage loan is originated or purchased until the first payment is due, a minimum of 31 days, to request insurance or a guarantee certificate from the FHA and the VA, respectively. Once the insurance or the guarantee certificate is issued, The Company has no risk of default or foreclosure except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitation.

         The Company is also affected by mortgage loan delinquencies and defaults on the mortgage loans that it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, the servicer must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of mortgage loans usually require the servicer to advance mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are unavailable.

         With respect to VA loans, the VA guarantees the initial losses on a loan. The guaranteed amount generally ranges from 20% to 35% of the original principal balance. Before each foreclosure sale, the VA determines whether to bid to purchase the foreclosed loan by comparing the estimated net sale proceeds to the outstanding principal balance and the servicer's accumulated reimbursable costs and fees. If this amount is a loss and exceeds the guaranteed amount, the VA typically issues a no-bid and pays the servicer the guaranteed amount. Whenever a no-bid is issued, the servicer absorbs the loss, if any, in excess of the sum of the guaranteed principal and amounts recovered at the foreclosure sale. The Company's historical delinquency and foreclosure rate experience on VA loans has generally been consistent with that of the industry.

         In the case of loans insured by the FHA, the Company will not be reimbursed for certain amounts if foreclosure becomes necessary. Such amounts include interest on the mortgage loan for the first two months subsequent to the loan becoming delinquent and a portion of the costs of foreclosure (generally the unreimbursed amount of such costs is limited to one-third of such costs).

         With respect to VA loans, FHA loans and conventional loans, the servicer generally is reimbursed ultimately by the mortgage loan owner or from liquidation proceeds. However, in the interim, the servicer must absorb the cost of funds advanced during the time the advance is outstanding. Further, the servicer must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a default is not cured, the mortgage loan will be extinguished as a result of foreclosure proceedings and any servicing income will cease. As a consequence, the Company will forego servicing income from the time such loan becomes delinquent until it is foreclosed upon or is brought current. The Company maintains a reserve for possible losses at a level considered adequate to provide for known and inherent risks related to foreclosure and disposition losses. The Company's evaluation of an adequate level of foreclosure reserves considers past loss experience, industry loss experience, geographic and product concentrations, delinquency trends, economic conditions and other relevant factors. While the Company uses the best currently available information to make such evaluation, future adjustments to the foreclosure reserve will be required as conditions and assumptions are revised in response to changes in trends and the other factors and assumptions relevant to the Company's evaluation.

                             Financing of Operations

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. The Company has entered into a 364-day, $670 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 1999. The credit agreement includes covenants requiring the Company to maintain (i) a minimum net worth of $185 million, plus net income subsequent to June 30, 1998, and capital contributions and minus permitted dividends, (ii) a ratio of total liabilities to net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) its eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans and
(iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion. The provisions of the agreement also restrict the Company's ability (i) to pay dividends which exceed 70% of the Company's net income or (ii) to engage significantly in any type of business unrelated to the mortgage banking business, the servicing of mortgage loans or equipment leasing.

         Additionally, the Company has entered into a $230 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts in July 1999, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale." A $100 million portion of the revolver facility matures in July 1999, and is secured by the Company's servicing portfolio designated as "held-for-sale." A $50 million portion of the revolver facility matures in July 1999, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

         The Company has also entered into a $200 million, 364-day term subprime revolving credit facility, which expires in July 1999. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

         The Company was in compliance with the above-mentioned debt covenants at December 31, 1998. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

           RBMG Asset Management Company, Inc. (Asset Management Co.), a wholly-owned subsidiary of the Company, and a bank entered into a master repurchase agreement dated as of December 11, 1997, pursuant to the terms of which Asset Management Co. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The term of this repurchase agreement is 364 days. As of December 31, 1998, no loans had been sold under this agreement. The master repurchase agreement has been extended through April 1999 and is in the process of being renewed.

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

         RBC has a 364-day $100 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in July 1999, and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RBC and which require RBC to maintain a minimal net worth of $40 million and a ratio of total liabilities to net worth of no more than 10.0 to 1.0.

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


Changes in the Market for Servicing Rights, Mortgage Loans and Lease Receivables

Volume of Mortgage Loans Produced

         During periods of declining interest rates, the Company typically experiences an increase in loan originations because of increased home purchases and, particularly, increased refinancing activity. Increases in interest rates in the future may adversely affect refinancing activity, which could have an adverse effect on the Company's origination revenues.

Sales of Mortgage Loans

         Gains or losses on sales of mortgage loans may result from changes in interest rates from the time the interest rate on a customer's mortgage loan application is established to the time the company sells the loan. At any given time, the Company has committed to sell substantially all of its mortgage loans that are closed and a percentage of the mortgage loans that are not yet closed but for which the interest rate has been established ("pipeline loans"). To manage the interest rate risk of the Company's pipeline loans, the Company continuously projects the percentage of the pipeline loans it expects to close and, on the basis of such projections, enters into forward sales commitments to sell such loans. To reduce the effect of such interest rate changes, the Company employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments for mortgage-backed securities and put and call option contracts on treasuries.

         If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this may not have been anticipated, the Company may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, the Company may have committed to sell more loans than actually close and as a result may incur significant losses in fulfilling these commitments, adversely affecting results of operations. This risk is greater during times of volatility of interest rates.

Value of Mortgage Servicing Rights

         The value of the Company's servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. In periods of declining interest rates, the economic advantages to borrowers of refinancing their mortgage loans become greater. Increases in the rate of mortgage loan prepayments reduce the period during which the Company receives servicing income from such loans. The Company capitalizes the cost of the acquisition of servicing rights from third parties and capitalizes estimated servicing rights on loans that it originates. The value of servicing rights is based upon the net present value of estimated future cash flows. If the rate of prepayment of the related loans exceeds the rate assumed by the Company, due to a significant reduction in interest rates or otherwise, the value of the Company's servicing portfolio will decrease and accelerated amortization of servicing rights or recognition of an impairment provision may become necessary, thereby decreasing earnings. The Company attempts to mitigate these risks with respect to the value of its servicing rights by maintaining a portfolio of interest rate option contracts whose value tends to increase in periods of declining interest rates thus mitigating the decline in value typical during the same period with respect to servicing rights. However, there can be no assurance that the Company's efforts to mitigate these risks will prevent value loss or impairment provisions.

Sales of Mortgage Servicing Rights

         The prices obtained by the Company upon the sale of its mortgage servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolio of mortgage servicing rights being sold. Interest rate changes can affect the ability to sell, or the profitability of a sale of, mortgage servicing rights to a third party. Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity of loans underlying servicing rights, to determine the purchase price they are willing to pay.

Thus, in periods of declining interest rates, sales of mortgage servicing rights related to higher interest rate loans may be less profitable than sales of mortgage servicing rights related to lower interest rate loans as it is possible that such higher interest rate loans will be refinanced. Because these factors are largely beyond the control of the Company, there can be no assurance that the current level of profitability from the sale of mortgage servicing rights will be maintained.

Liabilities Under Representations and Warranties

         In the ordinary course of business, the Company makes representations and warranties to the purchasers and insurers of its mortgage loans and the purchasers of mortgage servicing rights regarding compliance with laws, regulations and program standards and as to accuracy of information. Under certain circumstances, the Company may become liable for certain damages or may be required to repurchase a loan if there has been a breach of representations or warranties. The Company generally receives similar representations and warranties from the correspondents from whom it purchases loans. However, in the event of breaches of such representations and warranties, the Company is subject to the risk that a correspondent may not have the financial capacity to repurchase loans when called upon to do so by the Company or otherwise may not respond to demands made by the Company.


                              Environmental Matters

         In the course of its business, through the foreclosure process, the Company has acquired, and may acquire in the future, properties securing loans that are in default. Although the Company lends to owners of residential properties, there is a risk that the Company could be required to investigate and cleanup hazardous or toxic substances or chemical releases at such properties after its acquisition and may be held liable to a governmental entity or to third-parties for property damage, personal injury and investigation cleanup costs incurred by such parties in connection with the contamination.

         To date, the Company has not been required to perform any investigation or cleanup activities of any material nature, nor has the Company been subject to any environmental claims. No assurance can be given, however, that this will remain the case in the future.


               Changes in the Demand for Mortgage Loans and Leases

         The Company's operating results can fluctuate substantially from period to period as a result of a number of factors, including the volume of loan production, interest rates, the level of amortization of mortgage servicing rights required by prepayment rates and the performance of the Company's servicing portfolio hedge, which currently consists primarily of interest rate option contracts for ten year Constant Maturity Treasury and Constant Maturity Swap floors. In particular, the Company's results are strongly influenced by the level of loan production, which is influenced by the interest rate environment and other economic factors. Accordingly, the net income of the Company may fluctuate substantially from period to period.


     Changes in the Value of Residual Interests in Subprime Securitizations

         Residual certificates are classified as trading securities and changes in their value are recorded as adjustments to income in the period of change. The Company assesses the fair value of the residual certificates quarterly, based on an independent third party valuation. This valuation is based on the discounted cash flows available to the holder of the residual certificate. Significant assumptions used in this valuation include the discount rate, prepayment speed and credit loss estimates. Each of these factors can be significantly affected by, among other things, changes in the interest rate environment and general economic conditions and expose the Company to prepayment, basis and rate risks. Other factors evaluated in the determination of fair value include, but are not necessarily limited to, the credit and collateral quality of the underlying loans, current economic conditions and various fees and costs (such as prepayment penalties) associated with ownership of the residual certificate. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Differences in the actual prepayment speed and loss experience and other assumptions from those applied for valuation purposes, could have a significant effect on the estimated fair value of the residual certificates.

                                Prepayment Risks

         The market value of servicing rights acquired in bulk transactions, rather than as a by-product of the Company's loan production activities, is initially capitalized at the lower of cost or the estimated present value of future expected net servicing income. Amounts capitalized as mortgage servicing rights are amortized over the period of, and in proportion to, estimated future net servicing income. The Company assesses its capitalized mortgage servicing rights for impairment (on a stratified basis) based on the estimated market values of those rights. Impairments are recognized as a valuation allowance for each impaired stratum. Market value is estimated by an internal valuation which is substantiated for reasonableness by reference to a third-party analysis. Both analyses value such rights in consideration of current forward committed delivery prices, prevailing interest, prepayment and default rates, mortgage to treasury spreads and other relevant factors as appropriate or allocable to each valuation stratum.


        Dependence Upon Independent Mortgage Brokers and Mortgage Bankers

         The Company depends largely upon independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, for its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers with whom the Company does business deal with multiple loan originators for each prospective borrower. Wholesale originators, such as the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with such independent mortgage bankers and mortgage brokers, none of whom is obligated by contract or otherwise to continue to do business with the Company. In addition, the Company expects the volume of broker and mortgage banker-sourced loans purchased by it to increase. Future operating and financial results of the Company may be more susceptible to fluctuations in the volume and cost of its broker and mortgage banker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

                    Possible Changes in Accounting Estimates

         In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the Company's allowance for foreclosure losses and repurchased loans, its allowance for lease losses and fair values of its residual certificates. Additionally, estimates concerning the fair values of mortgage loans held-for-sale, lease receivables, servicing rights, servicing hedges and the Company's other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.


            Federal Programs; Availability of Active Secondary Market

         The Company's ability to generate funds by sales of mortgage-backed securities is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac and Ginnie Mae, which facilitate the issuance of such securities, as well as the Company's continued eligibility to participate in such programs. Although the Company is not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on the Company's operations. The Company anticipates that it will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect its operations. In addition, the mortgage loan products eligible for such programs may be changed from time to time by the sponsor. The profitability of specific types of mortgage loan products may vary depending on a number of factors, including the administrative costs to the Company of originating or purchasing such types of mortgage loans.

         There can be no assurance that the Company will be successful in effecting the sale of mortgage loans at the historic price or volume levels in any particular future periods. Any significant change in the secondary market level of activity or underwriting criteria of Fannie Mae, Freddie Mac or private investors could have a material adverse effect on the gain or loss on sales of mortgage loans recorded by the Company and therefore on the Company's results of operations.

                 Effect of Certain Charter and Bylaw Provisions;
                      Possible Issuance of Preferred Stock

         Certain provisions of the Company's Certificate of Incorporation and the Company's Bylaws could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interests of the Company's stockholders. For example, the Company's Certificate of Incorporation and the Company's Bylaws provide certain limitations on the calling of a special meeting of stockholders, and the Company's Bylaws require advance notice before certain proposals can be considered at stockholder meetings. Pursuant to the Company's Certificate of Incorporation, shares of preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The ability to issue preferred stock provides desirable flexibility in connection with acquisitions and other corporate transactions. However, the rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, any preferred stock that may be issued in the future, and the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any shares of preferred stock; however, the Company has adopted a Rights Agreement which provides that if a person or group acquires 15% or more of the Company's Common Stock, shareholders would have the right to acquire shares of preferred stock. The existence of the Rights Agreement has anti-takeover effects because it may deter certain potential acquirors from making takeover proposals or tender offers.


                          Dependence on Key Individuals

         The success of the Company is in large part dependent upon the efforts of Edward J. Sebastian, Chairman and Chief Executive Officer, and David W. Johnson, Jr., Vice Chairman and Managing Director. The loss of the services of either of these two officers could have a material adverse effect upon the Company if a suitable replacement could not be quickly retained. The Company has obtained key man life insurance policies on Mr. Sebastian in the amount of $2,000,000 and Mr. Johnson in the amount of $5,000,000. The Company also has entered into certain employment and employment related agreements with Mr. Johnson.

                                 Year 2000 Risks

          The Company recognizes the need to address the potentially adverse impact that Year 2000 issues might have on its business operations. The Company's compliance efforts are ongoing under the guidance of the Director of Operations and involve employees throughout the Company as well as outside consultants and contractors. The Company's Year 2000 Project leadership team meets with the Company's executive management weekly and the Board of Directors is routinely updated on the status of their efforts.

         Further discussion on this Year 2000 project is incorporated herein by reference to the discussion thereof in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's accompanying 1998 Annual Report to Shareholders in Item 7 herein.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and unforeseen circumstances causing the Company to allocate its resources elsewhere.

         Failure by either the Company or third parties to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for the Company. To the extent reasonably achievable, the Company will seek to prevent or mitigate the effects of such possible failures through its contingency planning efforts. This may temporarily divert management's time and attention from ordinary business activities.

                                    Employees

         As of December 31, 1998, the Company had 1,396 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

                      Executive Officers of the Registrant

         Edward J. Sebastian, age 52, has been Chairman and Chief Executive Officer of the Company since September 1992.

         David W. Johnson, Jr., age 50, has been Vice Chairman of the Company since October 1992 and Managing Director since July 1993.

         Richard M. Duncan, age 50, has been Senior Executive Vice President of Production since January 1997. Previously he had been Executive Vice President of Production since January 1995. He has been with the Company since May 1994, joining it as Senior Vice President of Business Development. From May 1984 through April 1994, Mr. Duncan was an Executive Vice President of Fleet Mortgage Group, Inc.

         Steven F. Herbert, age 43, has been Senior Executive Vice President and Chief Financial Officer of the Company since January 1997. Previously, he had been Executive Vice President and Chief Financial Officer since July 1995. From September 1985 through June 1995, Mr. Herbert was employed by Price Waterhouse LLP, most recently as the Client Services Director of the Columbia, South Carolina office.


Item 2.           PROPERTIES

         The Company's corporate and administrative headquarters, which is owned by the Company, is located in Columbia, South Carolina and is subject to a mortgage in the amount of $6.4 million as of December 31, 1998. This facility comprises a building having approximately 120,000 square feet which houses its loan production and administrative operating groups and 16.5 acres of land. The Company purchased an additional 17.9 acres of land adjacent to the above property in January 1996. In addition, the Company leases a 56,000 square foot facility in Columbia, South Carolina which houses its loan servicing operations. The Company has leased smaller amounts of office space in Columbia, South Carolina and in 23 other states, consisting primarily of its leasing, commercial mortgage, wholesale and retail branch offices and regional underwriting centers.

         The Company's primary computer data system is provided through ALLTEL Information Services, Mortgage Division (ALLTEL) (formerly Computer Power, Inc. of Jacksonville, Florida). Company personnel enter data on computer hardware located in-house. The data is transmitted directly to ALLTEL where it is processed.


Item 3.           LEGAL PROCEEDINGS

         In the ordinary course of its business, the Company and its subsidiaries are from time to time subject to litigation. The Company and its subsidiaries are not parties to any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses.



Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II


Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ. Additional information required by this item is set forth under the captions "Stock Data" and "Corporate Information" in the Company's accompanying 1998 Annual Report to Shareholders and is hereby incorporated herein by reference.

Item 6.           SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Highlights" in the Company's accompanying 1998 Annual Report to Shareholders is hereby incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including all tables presented under that caption) in the Company's accompanying 1998 Annual Report to Shareholders is hereby incorporated herein by reference.

Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's accompanying 1998 Annual Report to Shareholders is hereby incorporated herein by reference.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information set forth in the Company's accompanying 1998 Annual Report to shareholders is hereby incorporated herein by reference:

         The Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc., together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 1999, including all Notes to such Consolidated Financial Statements.


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



                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth (i) under the caption "Proposal No. 1: Election of Directors" in the definitive 1999 Proxy Statement of the Company furnished to shareholders in connection with its 1999 Annual Meeting (the "1999 Proxy Statement"), with respect to the name of each nominee or director, his age, his positions and offices with the registrant, his business experience, his directorships in other public companies and his service on the registrant's Board of Directors, and (ii) under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement with respect to
Section 16 matters is hereby incorporated herein by reference. Information with respect to executive officers is set forth in Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

         Information with respect to the remuneration of executive officers and directors and certain other matters set forth in the 1999 Proxy Statement (i) under the caption "Compensation of Officers and Directors" and (ii) under the caption "Compensation Committee Interlocks and Insider Participation" to the extent such information is required by Item 402 of Regulation S-K to be set forth herein is hereby incorporated herein by reference.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of (i) persons who beneficially own 5% or more of the outstanding shares of the Company's common stock, par value $.01 per share, (ii) directors, nominees and named executive officers individually and (iii) directors and executive officers as a group set forth in the 1999 Proxy Statement under the caption "Beneficial Ownership" is, to the extent such information is required by Item 403 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to relationships and related transactions between the Company and any director, nominee for director, executive officer, security holder owning 5% or more of the Company's voting securities or any associate or member of the immediate family of any of the above, as set forth in the 1999 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" is, to the extent such information is required by
Item 404 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this report:


                             Page In Annual Report*

(1)      Consolidated Financial Statements as of December 31, 1998:

Consolidated Balance Sheet at December 31, 1998 and 1997 .......................
Consolidated Statement of Income for each of the three years in the period ended
         December 31, 1998 .....................................................
Consolidated Statement of Changes in Stockholders' Equity
         for each of the three years in the period ended December 31, 1998 .....
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998 ...............................................
Notes to Consolidated Financial Statements .....................................

         * Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders.

(2) All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to F).

b.  Not applicable

c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to F).

d.  Not applicable

         With the exception of the information herein expressly incorporated by reference, the Company's 1998 Annual Report to Shareholders and 1999 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RESOURCE BANCSHARES MORTGAGE GROUP, INC.


Date: March 30, 1999           By: s/ Edward J. Sebastian
                                  ----------------------------------------------
                               Edward J. Sebastian
                               Chairman of the Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                    Title                                   Date
----------------------------------------------------------------------------------------------------------
s/ Edward J. Sebastian                     Chairman of the Board and Chief                March 30, 1999
--------------------------------           Executive Officer and Director
   Edward J. Sebastian                     (principal executive officer)

s/ Steven F. Herbert                       Senior Executive Vice President                March 30, 1999
--------------------------------           and Chief Financial Officer (principal
   Steven F. Herbert                       financial and accounting officer)

s/ David W. Johnson, Jr.                   Vice Chairman of the Board,                    March 30, 1999
--------------------------------           Managing Director and Director
   David W. Johnson, Jr.

s/ John W. Currie                          Secretary and Director                         March 30, 1999
--------------------------------
   John W. Currie

s/ John C. Baker                           Director                                       March 30, 1999
--------------------------------
   John C. Baker

                                           Director
--------------------------------
   Stuart M. Cable

s/ Boyd M. Guttery                         Director                                       March 30, 1999
--------------------------------
   Boyd M. Guttery

                                           Director
--------------------------------
   Robin C. Kelton

s/ John G. Wolcott                         Director                                       March 30, 1999
--------------------------------
   John O. Wolcott

                                INDEX TO EXHIBITS


Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----
 3.1     Restated Certificate of Incorporation of the Registrant incorporated by reference to                *
         Exhibit 3.3 of the Registrant's Registration No. 33-53980

 3.2     Certificate of Amendment of Certificate of Incorporation of the Registrant incorporated             *
         by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

 3.3     Certificate of Designation of the Preferred Stock of the Registrant incorporated by                 *
         reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

 3.4     Amended and Restated Bylaws of the Registrant incorporated by reference to                          *
         Exhibit 3.4 of the Registrant's Registration No. 33-53980

 3.5     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. dated January 28, 1999           _____

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by reference                         *
         to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2     Rights Plan dated as of February 6, 1998 between the Registrant and First Chicago                   *
         Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's
         Form 8-A filed on February 8, 1998

 4.3     Third Amended and Restated Secured Revolving /Term Credit Agreement dated as of July                *
         28, 1998, between the Registrant and the Banks Listed on the Signature Pages Thereof,
         Bank One, Texas, National Association, First Bank National Association, NationsBank of
         Texas, N.A. and Texas Commerce  Bank, National Association, as Co-agents and the
         Bank of New York as Agent and Collateral Agent incorporated by reference to Exhibit
         4.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September
         30, 1998.

 4.4     Second Amended and Restated Revolving/Term Security and Collateral Agency Agreement                 *
         dated as of July 31, 1996, between the Registrant and The Bank of New York as Collateral
         Agent and Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form
         10-Q for the period ended September 30, 1996

 4.5     Amendment No. 1 dated as of July 28, 1998 to Second Amended and Restated                            *
         Revolving/Term Security and Collateral Agency Agreement dated as of July 31,
         1996, among the Registrant, the Banks and Co-Agents named therein and The Bank of New York as Collateral Agent incorporated by reference to Exhibit 4.5 of the
         Registrant's 10-Q for the period ended September 30, 1998.

 4.6     Note Agreement between the Registrant and UNUM Life Insurance Company of America dated              *
         May 16, 1997 incorporated by reference to Exhibit 10.45 of the Registrant's
         Quarterly Report on Form 10Q for the period ended June 30, 1997

10.1     Employment Agreement dated June 3, 1993, between  the Registrant and                                *
         David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

                                        A

Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----
10.2     (A) Stock Option Agreement between the Registrant and David W. Johnson, Jr.                         *
         incorporated by reference to Exhibit 10.8 (A) of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee E. Shelton incorporated                   *
         by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1993

10.3     Termination Agreement dated June 3, 1993, between the Registrant and                                *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.9 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

10.4     (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and                  *
         David W. Johnson, Jr. incorporated by reference to Exhibit 10.10 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson, dated January 19, 1994,                *
         between Registrant and First Union National Bank of  North Carolina incorporated by reference to Exhibit 10.10 (C) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.5     Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert              *
         incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended September 30, 1995

10.6     Employment Agreement dated September 25, 1995, between the Registrant and Richard M.                *
         Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1995

10.7     Office Building Lease dated March 8, 1991, as amended by Modification of Office                     *
         Lease dated October 1, 1991, incorporated by reference to Exhibit 10.5 of the Registrant's
         Registration No. 33-53980

10.8     Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6                 *
         of the Registrant's Registration No. 33-53980

10.9     Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage                     *
         Group, Inc. and the South Carolina Department of Labor, Licensing and Regulation
         incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended March 31, 1994

10.10    First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office,                             *
         between Resource Bancshares Mortgage Group, Inc. and the South Carolina Department
         of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.11    Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant          *
         and the South Carolina Department of Labor, Licensing and Regulation dated
         December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995


10.12    Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual              *
         Report on Form 10-K for the year ended December 31, 1993

10.13    Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual                  *
         Report on Form 10-K for the year ended December 31, 1993

10.14    Amendment I to Pension Plan incorporated by reference to Exhibit 10.21 of the Registrant's          *
         Annual Report on Form 10-K for the year ended December 31, 1994

                                        B

Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----
10.15    Amendment II to Pension Plan incorporated by reference to Exhibit 10.22 of the Registrant's         *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.16    Amendment to Pension Plan effective January 1, 1995 incorporated by reference                       *
         to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.17    Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's                  *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.18    Resource Bancshares Mortgage Group, Inc. Supplemental Executive Retirement Plan                     *
         incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended June 30, 1998.

10.19    First Amendment to Resource Bancshares Mortgage Group, Inc. Supplemental Executive
         Retirement Plan dated October 28, 1998                                                           ____

10.20    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's             *
         Annual Report on Form 10-K for the year ended December 31, 1994

10.21    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's                  *
         Registration No. 33-87536

10.22    Amendment I to Stock Investment Plan incorporated by reference to Exhibit 10.27                     *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.23    Amendment II to Stock Investment Plan dated November 30, 1998 incorporated by                       *
         reference to Exhibit 4.1(c) of the Registrant's Registration Statement No. 333-68909

10.24    Employee Stock Ownership Plan incorporated by reference to Exhibit 10.29                            *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.25    First Amendment to Employee Stock Ownership Plan dated October 31, 1995                             *
         incorporated by reference to Exhibit 10.41 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995

10.26    Second Amendment to Employee Stock Ownership Plan dated August 12, 1996                             *
         incorporated by reference to Exhibit 10.45 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1996

10.27    Amended Resource Bancshares Mortgage Group, Inc. Successor Employee Stock                           *
         Ownership Trust Agreement dated December 1, 1994, between the
         Registrant and Marine Midland Bank incorporated by reference to Exhibit
         10.30 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

10.28    ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant                     *
         and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1994

                                        C

Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----
10.29    ESOP Loan and Security Agreement dated May 3, 1996, between the Registrant and                      *
         The Resource Bancshares Mortgage Group, Inc. Employee
         Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

10.30    ESOP Loan Agreements dated January 20, 1998, April 1, 1998, July 1, 1998, October 1,
         1998 between the Registrant and The Resource Bancshares Mortgage Group, Inc.
         Employee Stock Ownership Trust                                                                   _____

10.31    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's            *
         Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.32    Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan,                     *
         Formula Stock Option Plan and Non-Qualified Stock Option Plan as incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended March 31, 1997

10.33    First Amendment to the Formula Stock Option Plan incorporated by reference to                       *
         Exhibit 99.8 of the Registrant's Registration No. 333-29245 as filed on December 1, 1997

10.34    Second Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock Option Plan           _____
         dated October 28, 1998

10.35    Amended and Restated Omnibus Stock Award Plan incorporated by reference to Exhibit 99.10            *
         of the Registrant's Registration  No. 333-29245 filed on December 1, 1997

10.36    First Amendment to Omnibus Stock Award Plan and form of Incentive Stock Option                      *
         Agreement and Release to the Omnibus Stock Award Plan incorporated by reference to
         Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended September 30, 1998.

10.37    Second Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan            _____
         dated October 28, 1998

10.38    Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)                                 *
         incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.39    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan                            *
         dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.40    Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock Option Plan),                     *
         incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended March 31, 1997

10.41    First Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock                  _____
         Option Plan dated January 29, 1997

10.42    Second Amendment to the Non-Qualified Stock Option Plan dated February 6, 1998                      *
         incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended March 31, 1998

                                        D

Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----
10.43    Third Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified                        _____
         Stock Option Plan dated October 28, 1998

10.44    Agreement and Release Form of Non-Qualified Stock Option Agreement incorporated by                  *
         reference to Exhibit 10.41 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended March 31, 1998

10.45    Amended and Restated Retirement Savings Plan dated  April 1, 1996                                   *
         incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996

10.46    First Amendment to Amended  and Restated Retirement Savings Plan dated as of                        *
         November 8, 1996 incorporated by reference to Exhibit 10.35 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996

10.47    Second Amendment to Amended and Restated Retirement Savings Plan dated                              *
         January 1997, incorporated by reference to Exhibit 10.38 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.48    (A)  Agreement of Merger dated April 18, 1997 between  Resource Bancshares                          *
         Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource Bancshares Corporation
         incorporated by reference to Annex A of the Registrant's Registration No.333-29245

         (B) First Amendment to Agreement of Merger dated April 18, 1997 between Resource                    *
         Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
         Resource Bancshares Corporation incorporated by reference to Exhibit
         10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997

         (C) Second Amendment to Agreement of Merger dated April 18, 1997 between Resource                   *
         Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource
         Bancshares Corporation incorporated by reference to Annex A of the Registrant's
         Registration No. 333-29245

10.49    (A)  Mutual Release and Settlement Agreement between the Registrant, Lee E. Shelton                 *
         and Constance P. Shelton   dated January 31, 1997 incorporated by reference to Exhibit
         10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement between Registrant, Lee                    *
         E. Shelton and Constance P. Shelton dated January 31, 1997 incorporated by reference to
         Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1997

10.50    Preferred Provider Organization Plan for Retired Executives incorporated by reference to            *
         Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended September 30, 1998

10.51    Resource Bancshares Mortgage Group, Inc. Flexible Benefits Plan Amended                          _____
         and Restated as of January 1, 1998

                                        E

Exhibit No.                Description                                                                    Page
-----------                -----------                                                                    ----
11.1     Statement re: Computation of Net Income per Common Share                                         _____

13.1     1998 Annual Report to Shareholders                                                               _____

21.1     Subsidiaries of the Registrant                                                                   _____

23.1     Consents of PricewaterhouseCoopers LLP                                                           _____

27.1     Financial Data Schedule (for SEC use only)                                                       _____

----------------------------------

* Incorporated by reference




                                        F