Form 10-Q
period 1999-03-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1999-05-17
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

         For The Quarterly Period Ended March 31, 1999

                                       or

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ______________

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

The number of shares of common stock of the Registrant outstanding as of April 30, 1999, was 21,358,357.

                                     Page 1
                          Exhibit Index on Pages A to F

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended March 31, 1999

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                      3


            Consolidated Statement of Income                                4


            Consolidated Statement of Changes in Stockholders' Equity       5


            Consolidated Statement of Cash Flows                            6


            Notes to Consolidated Financial Statements                      7


ITEM 2.     Management's Discussion and Analysis of                        10
            Financial Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk     37


PART II.    OTHER INFORMATION                                              38

ITEM 2.     Changes in Securities and Use of Proceeds                      38


ITEM 6.     Exhibits and Reports on Form 8-K                               38


SIGNATURES                                                                 39


EXHIBIT INDEX                                                              A-F

                          Part I. Financial Information

Item 1.  Financial Statements

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                    March 31,       December 31,
                                                                       1999             1998
                                                                  ------------      ------------
ASSETS                                                             (Unaudited)

Cash                                                              $    73,592       $    18,124
Receivables                                                            70,411            80,248
Trading Securities:
   Mortgage-backed securities                                         333,916           385,055
   Residual interests in subprime securitizations                      44,624            45,782
Mortgage loans held for sale                                          794,217         1,056,403
Lease receivables                                                     113,289           102,029
Servicing rights, net                                                 207,993           191,022
Premises and equipment, net                                            36,064            35,338
Accrued interest receivable                                             3,736             3,642
Goodwill and other intangibles                                         16,141            16,363
Other assets                                                           42,368            35,629
                                                                  -----------       -----------

   Total assets                                                   $ 1,736,351       $ 1,969,635
                                                                  ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term borrowings                                          $ 1,324,528       $ 1,566,287
   Long-term borrowings                                                 6,339             6,364
   Accrued expenses                                                    15,334            30,098
   Other liabilities                                                  145,152           114,728
                                                                  -----------       -----------

   Total liabilities                                                1,491,353         1,717,477
                                                                  -----------       -----------

Stockholders' equity
   Preferred stock - par value $.01 - 5,000,000 shares
     authorized; no shares issued or outstanding                         --                --
   Common stock - par value $.01 - 50,000,000 shares
     authorized; 31,637,331 and 31,637,331 shares issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively                                                         316               316
   Additional paid-in capital                                         307,354           307,114
   Retained earnings                                                   68,486            59,599
   Common stock held by subsidiary at cost - 7,767,099
     shares at March 31, 1999 and December 31, 1998                   (98,953)          (98,953)
   Treasury stock - 2,081,997 and 869,378 shares at
     March 31, 1999 and December 31 1998, respectively                (27,356)          (11,499)
   Unearned shares of employee stock ownership plan -
     370,709 and 353,641 unallocated shares at March 31,
     1999 and December 31, 1998, respectively                          (4,849)           (4,419)
                                                                  -----------       -----------

   Total stockholders' equity                                         244,998           252,158
                                                                  -----------       -----------
Commitments and contingencies                                            --                --
   Total liabilities and stockholders' equity                     $ 1,736,351       $ 1,969,635
                                                                  ===========       ===========


          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                            March 31,
                                                                -------------------------------

                                                                    1999              1998
                                                                ------------       ------------
REVENUES
     Interest income                                            $     26,355       $     22,981
     Interest expense                                                (18,881)           (18,689)
                                                                ------------       ------------
     Net interest income                                               7,474              4,292
     Net gain on sale of mortgage loans                               37,289             39,174
     Gain on sale of mortgage servicing rights                         2,998                628
     Servicing fees                                                   12,998              9,303
     Other income                                                        129                974
                                                                ------------       ------------
          Total revenues                                              60,888             54,371
                                                                ------------       ------------
EXPENSES
     Salary and employee benefits                                     20,497             20,714
     Occupancy expense                                                 3,173              2,780
     Amortization and provision for impairment of
       mortgage servicing rights                                       8,897              5,629
     General and administrative expenses                              10,963              9,792
                                                                ------------       ------------
          Total expenses                                              43,530             38,915
                                                                ------------       ------------

     Income before income taxes                                       17,358             15,456
     Income tax expense                                               (6,197)            (5,875)
                                                                ------------       ------------
          Net income                                            $     11,161       $      9,581
                                                                ============       ============

     Weighted average common shares outstanding -- Basic          22,224,610         23,060,458
                                                                ============       ============

     Net income per common share -- Basic                       $       0.50       $       0.42
                                                                ============       ============

     Weighted average common shares outstanding -- Diluted        22,477,224         23,505,793
                                                                ============       ============

     Net income per common share -- Diluted                     $       0.50       $       0.41
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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                          Unearned Shares
                               Common Stock         Additional              of Employee     Common                   Total
  Three Months Ended        --------------------    Paid-in    Retained   Stock Ownership  Stock Held by  Treasury   Stockholders'
    March 31, 1998            Shares     Amount     Capital    Earnings       Plan         Subsidiary      Stock     Equity
-----------------------     -----------  -------    -------    -------    -------------    -------------  --------   ---------

Balance, December 31, 1997  31,120,383    $ 311    $ 299,516   $ 17,763       $ (3,498)    $ (98,953)                $ 215,139

Issuance of restricted stock    20,056        *          328                                                               328
Cash dividends                                                   (1,161)                                                (1,161)
Exercise of stock options       60,932        1          403                                                               404
Purchase of 200,000 shares
    of treasury stock                                                                                     $ (3,034)     (3,034)
Shares committed to be
    released under Employee
    Stock Ownership Plan                                 162                       288                                     450
Purchase of shares by Employee
    Stock Ownership Plan                                                          (500)                                   (500)
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan             22,167        *          337        (30)                                                   307
Net income                                                        9,581
Total comprehensive income                                                                                               9,581
                            -----------  -------   ---------   --------    -------------   ---------      --------   ---------

Balance, March 31, 1998     31,223,538    $ 312    $ 300,746   $ 26,153       $ (3,710)    $ (98,953)     $ (3,034)  $ 221,514
                            ===========  =======   =========   ========    =============   =========      ========   =========



                                                                          Unearned Shares
                               Common Stock         Additional              of Employee     Common                   Total
  Three Months Ended        --------------------    Paid-in    Retained   Stock Ownership  Stock Held by  Treasury   Stockholders'
    March 31, 1999            Shares     Amount     Capital    Earnings       Plan         Subsidiary      Stock     Equity
-----------------------     -----------  -------    -------    -------    -------------    -------------  --------   ---------

Balance, December 31, 1998  31,637,331    $ 316    $ 307,114   $ 59,599       $ (4,419)    $ (98,953)    $ (11,499)  $ 252,158
Issuance of restricted stock                             116                                                 1,285       1,401
Cash dividends                                                   (2,244)                                                (2,244)
Treasury stock purchases                                                                                   (18,501)    (18,501)
Exercise of stock options
Shares committed to be released
  under Employee Stock Ownership
  Plan                                                  180                        320                                     500
Purchase of shares by Employee
  Stock Ownership Plan                                                            (750)                                   (750)
Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
  Investment Plan                                       (56)        (30)                                     1,359       1,273
Net income                                                       11,161
Total comprehensive income                                                                                              11,161
                            -----------  -------   ---------   --------    -------------   ---------      --------   ---------

Balance, March 31, 1999     31,637,331    $ 316    $ 307,354   $ 68,486       $ (4,849)    $ (98,953)   $ (27,356)   $ 244,998
                            ===========  =======   =========   ========    =============   =========      ========   =========

* Amount less than $1



          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended March 31,
                                                                                                 1999                  1998
-------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
    Net income                                                                              $     11,161          $     9,581
    Adjustments to reconcile net income
       to cash provided by (used in) operating activities:
         Depreciation and amortization                                                            10,538                6,984
         Employee Stock Ownership Plan compensation                                                  500                  450
         Provision for estimated foreclosure losses and repurchased loans                          3,055                1,962
         Decrease (increase) in receivables                                                        9,837                 (773)
         Acquisition of mortgage loans                                                        (3,474,106)          (4,116,642)
         Proceeds from sales of mortgage loans and mortgage-backed securities                  3,822,113            3,693,418
         Acquisition of mortgage servicing rights                                               (100,984)             (79,299)
         Sales of mortgage servicing rights                                                       78,888               56,367
         Net gain on sales of mortgage loans and servicing rights                                (40,287)             (39,802)
         Increase in accrued interest on loans                                                       (94)                (757)
         Increase in lease receivables                                                           (11,643)              (6,697)
         Increase in other assets                                                                 (7,660)              (6,329)
         Decrease (increase) in residual certificates                                              1,158               (3,252)
         Increase in accrued expenses and other liabilities                                       15,660               37,976
-------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                                318,136             (446,813)
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Purchases of premises and equipment, net                                                      (2,063)              (2,961)
-------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                               (2,063)              (2,961)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                  11,266,371            8,523,846
    Repayment of borrowings                                                                  (11,508,155)          (8,068,584)
    Issuance of restricted stock                                                                   1,401                  328
    Shares issued under Dividend Reinvestment and Stock Purchase Plan
      and Stock Investment Plan                                                                    1,273                  307
    Cash dividends                                                                                (2,244)              (1,161)
    Acquisition of treasury stock                                                                (18,501)              (3,034)
    Exercise of stock options                                                                      -                      404
    Loans to Employee Stock Ownership Plan                                                          (750)                (500)
------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities                               (260,605)             451,606
-------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                              55,468                1,832
Cash, beginning of period                                                                         18,124               13,546
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                         $     73,592          $    15,378
-------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All Amounts in Thousands Except Per Share Data)
                                 March 31, 1999


Note 1 - Basis of Presentation:

         The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 1998, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made. Certain prior period amounts have been reclassified to conform to current period presentation.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
      (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). However, early adoption is permitted. The Company has not yet determined either the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position or the period in which the statement will be implemented.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS No. 134). SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests as available-for-sale or trading securities based on its ability and intent to sell or hold those investments in accordance with SFAS No. 115. Prior to this amendment, entities engaged in mortgage banking activities were required to classify mortgage-backed securities as trading securities under SFAS No. 115. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management has elected to continue to classify its mortgage-related securities as trading securities as permitted pursuant to SFAS No. 134.

          The following is a reconciliation of basic earnings per share to diluted earnings per share as calculated under SFAS No. 128 for the quarter ended March 31, 1999 and 1998, respectively:

                                                                  For the Quarter Ended March 31,
                                                                  -------------------------------
                                                                      1999              1998
                                                                   -----------      -----------
      Net income                                                   $    11,161      $     9,581
                                                                   -----------      -----------
      Average common shares outstanding                             22,224,610       23,060,458
                                                                   -----------      -----------
      Earnings per share - basic                                   $      0.50      $      0.42
                                                                   -----------      -----------
      Dilutive stock options                                           252,614          445,335
      Average common and common equivalent shares outstanding       22,477,224       23,505,793
                                                                   -----------      -----------
      Earnings per share - diluted                                 $      0.50      $      0.41
                                                                   -----------      -----------

         Options to purchase approximately 714,000 shares of common stock at prices ranging between $14.16 - $17.75 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

         Options to purchase 6,300 shares of common stock at $16.27 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the three months ended March 31, 1999 and 1998, respectively:

                                           Residential
                                       ---------------------
($ in thousands)                       Mortgage Production
                                       ---------------------  Agency-
                                       Agency-                Eligible  Commercial
For the Quarter Ended March 31, 1999*  Eligible   Subprime   Servicing   Mortgage      Leasing     Other     Consolidated
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Net interest income                    $ 3,589     $3,473      $(1,389)     $   94      $1,645     $   62     $   7,474
Net gain on sale of mortgage loans      33,193      2,857                    1,239                               37,289
Gain on sale of mortgage servicing
  rights                                                         2,998                                            2,998
Servicing fees                                                  11,703         975         161        159        12,998
Other income                               734       (932)         161          11         151          4           129
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
     Total revenues                     37,516      5,398       13,473       2,319       1,957        225        60,888
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Salary and employee benefits            13,701      3,301          898       1,738         640        219        20,497
Occupancy expense                        2,064        583          107         263         104         52         3,173
Amortization and provision for
    impairment of mortgage
    servicing rights                                             8,433         464                                8,897
General and administrative expenses      5,854      2,071        1,778         430         753         77        10,963
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
     Total expenses                     21,619      5,955       11,216       2,895       1,497        348        43,530
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Income before income taxes              15,897       (557)       2,257        (576)        460       (123)       17,358
Income tax expense                      (5,649)       197         (802)        219        (192)        30        (6,197)
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Net income                             $10,248     $ (360)     $ 1,455      $ (357)     $  268     $  (93)    $  11,161
                                       ========  =========== ========== ============  =========  =========   ============

                                                 Residential
                                       --------------------------------
($ in thousands)                       Mortgage Production
                                       --------------------  Agency -
                                       Agency -              Eligible   Commercial
For the Quarter Ended March 31, 1998*  Eligible   Subprime   Servicing    Mortgage     Leasing     Other      Consolidated
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Net interest income                     $ 1,736   $ 1,347                 $   129      $  946     $  134      $  4,292
Net gain on sale of mortgage loans       31,041     6,171                   1,962                               39,174
Gain on sale of mortgage servicing
     rights                                                   $  628                                               628
Servicing fees                                                 8,120          915         268                    9,303
Other income                                 87       395         93            2         219        178           974
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
     Total revenues                      32,864     7,913      8,841        3,008       1,433        312        54,371
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Salary and employee benefits             14,341     3,299        828        1,521         553        172        20,714
Occupancy expense                         1,972       372        120          186          80         50         2,780
Amortization of mortgage servicing
     rights                                                    5,302          327                                5,629
General and administrative expenses       6,142       952      1,520          416         587        175         9,792
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
     Total expenses                      22,455     4,623      7,770        2,450       1,220        397        38,915
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Income before income taxes               10,409     3,290      1,071          558         213        (85)       15,456
Income tax expense                       (3,957)   (1,251)      (407)        (212)        (81)        33        (5,875)
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Net income                              $ 6,452   $ 2,039     $  664      $   346      $  132     $  (52)     $  9,581
                                       ========= ==========  ========== ============  =========  =========   ============

*Revenues and expenses have been allocated on a direct basis to the extent possible. Corporate overhead expenses have been allocated to agency-eligible mortgage production. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1998 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Statements included in this discussion and analysis (or elsewhere in this document) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in this filing or from time to time in other reports filed by the Company with the Securities and Exchange Commission: (i) interest rate risks; (ii) changes in economic conditions; (iii) competition; (iv) possible changes in regulations and related matters; (v) litigation affecting the mortgage banking business; (vi) delinquency and default risks; (vii) changes in the market for servicing rights, mortgage loans and leases, (viii) environmental matters; (ix) changes in the demand for mortgage loans and leases, (x) changes in the value of residual interests in subprime securitizations, (xi) prepayment risks, (xii) Year 2000 risks, (xiii) possible changes in accounting estimates, (xiv) availability of funding sources and (xv) other risks and uncertainties. The Company disclaims any obligation to update any forward-looking statements.

THE COMPANY

     The Company is a diversified financial services company engaged primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family, first-mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, the Company originates, sells and services small-ticket commercial equipment leases and originates, sells, underwrites for investors and services commercial mortgage loans.

LOAN AND LEASE PRODUCTION

     The Company purchases agency-eligible residential mortgage loans from its correspondents and through its wholesale division and, until the sale of its retail production platform in May 1998, originated mortgage loans through its retail division. The Company also purchases and originates subprime mortgage loans and commercial mortgage loans and leases small-ticket equipment items.

     A summary of production by source for the periods indicated is set forth below:

 ($ in thousands)                                                  For the Quarter Ended  March 31,
                                                             -------------------------------------------
                                                                   1999                     1998
                                                             -----------------        ------------------
Agency-Eligible Loan Production:
    Correspondent                                                  $2,428,021                $2,895,400
    Wholesale                                                         711,822                   734,860
    Retail                                                              -                       187,881
                                                             -----------------        ------------------
Total Agency-Eligible Loan Production                               3,139,843                 3,818,141
    Subprime Loan Production                                          184,111                   105,986
    Commercial Mortgage (for Investors and Conduits) Loan
      Production                                                      150,152                   192,515
    Lease Production                                                   20,525                    12,840
                                                             -----------------        ------------------
Total Mortgage Loan and Lease Production                           $3,494,631                $4,129,482
                                                             =================        ==================

     Initially, the Company was focused exclusively on purchasing agency-eligible mortgage loans through its correspondents. In order to diversify its sources of residential loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 and a subprime division in 1997. Management anticipates that its higher margin wholesale and subprime production will continue to account for an increasing percentage of total residential mortgage loan production as those divisions are expanded more rapidly than correspondent operations. In order to further diversify its sources of production and revenue, the Company acquired Resource Bancshares Corporation
(RBC) in December 1997. Through RBC, the Company originates small-ticket commercial equipment leases and commercial mortgage loans. These two new sources of production accounted for approximately 5% of the Company's total first quarter production for both 1999 and 1998.

     A summary of key information relevant to industry residential mortgage loan production activity is set forth below:

($ in thousands)                                             At or for the Quarter Ended March 31,
                                                             -------------------------------------
                                                                     1999              1998
                                                             -----------------   ----------------

U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                      $ 359,000,000      $ 310,000,000
    Adjustable Rate Mortgage Market Share                              12.00%             13.00%
    Estimated Fixed Rate Mortgage Originations                  $ 316,000,000      $ 270,000,000

Company Information:
    Agency-Eligible Loan Production                             $   3,323,954      $   3,924,127
    Estimated Company Market Share                                      0.93%              1.27%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's total residential mortgage production decreased by 15% to $3.3 billion for the first quarter of 1999 from $3.9 billion for the first quarter of 1998. This decrease is primarily due to the overall level of competition in the marketplace among residential mortgage originators.

Correspondent Loan Production

     The Company purchases closed mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, larger mortgage brokers and smaller savings and loan associations and commercial banks that have met the Company's approval requirements.

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

     A summary of key information relevant to the Company's correspondent residential loan production activities is set forth below:

($ in thousands)                                    At or for the Quarter Ended March 31,
                                               -------------------------------------------------
                                                       1999                       1998
                                               ----------------------     ----------------------

Correspondent Loan Production                          $2,428,021              $ 2,895,400
Estimated Correspondent Market Share  (1)                   0.68%                    0.93%
Approved Correspondents                                       851                      900
Correspondent Division Expenses                        $   17,062              $    14,739

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's correspondent loan production decreased by 16% to $2.4 billion for the first quarter of 1999 from $2.9 billion for the first quarter of 1998. This decrease in production is primarily due to the current level of competition in the market place. The number of approved correspondent lenders decreased 5% from quarter to quarter as the Company focused on maintenance of those correspondent relationships most compatible with the Company's overall business strategies.

Wholesale Loan Production

     The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches handle all shipping and follow-up procedures on loans. Typically mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing of the loans. Although the establishment of wholesale branch offices involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also provide for higher profit margins than correspondent loan production. Additionally, each branch office can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. A summary of key information relevant to the Company's wholesale production activities is set forth below:

  ($ in thousands)                                 At or for the Quarter Ended March 31,
                                                   -------------------------------------
                                                       1999                      1998
                                                   --------------           ------------

  Wholesale Loan Production                           $711,822               $734,860
  Estimated Wholesale Market Share (1)                   0.20%                  0.24%
  Wholesale Division Direct Operating Expenses        $  4,557               $  3,797
  Approved Brokers                                       3,401                  3,090
  Number of Branches                                        15                     15
  Number of Employees                                      174                    146

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The wholesale loan production decreased 3% ($23 million) from $734.9 million for the first quarter of 1998 to $711.8 million for the first quarter of 1999 primarily as a result of increased competition in the marketplace. Wholesale division operating expenses as a percentage of production increased from 52 basis points in the first quarter of 1998 to 64 basis points in the first quarter of 1999 primarily as a result of the increase in costs associated with production. While wholesale production decreased slightly, the increase in operating expenses for the wholesale division was primarily a result of an increase in fixed costs associated with wholesale production.

     Strategically, management anticipates focusing over the longer term on continued expansion of its wholesale presence nationwide due to the relatively higher margins attributable to this channel. Management anticipates that the wholesale division will continue to account for an increasing percentage of the Company's total loan production.

Retail Loan Production

     Effective May 1, 1998, the Company sold its retail production franchise to CFS Bank. Retail loan production and retail divisional direct operating expenses for the quarter ended March 31, 1998 were $87.9 million and $3.9 million, respectively.

Subprime Loan Production

     In 1997, the Company began its initial expansion into subprime lending activities. The Company does subprime business under the name of its wholly-owned subsidiary, Meritage Mortgage Corporation. Management anticipates continuing near term increases in subprime production volumes as the Company begins to offer select subprime loan products through its existing nationwide correspondent production channel.

     A summary of key information relevant to the Company's subprime production activities is set forth below:

  ($ in thousands)                               At or for the Quarter Ended March 31,
                                                 -------------------------------------
                                                     1999                     1998
                                                 ------------            -------------

  Subprime Loan Production                        $ 184,111                $105,986
  Estimated Subprime Market Share (1)                 0.51%                   0.34%
  Subprime Division Direct Operating Expenses     $   5,955                $  4,623
  Number of Brokers                                   1,831                     794
  Number of Employees                                   316                     173
  Number of Branches                                     19                      17

(1) Source:  Mortgage Bankers Association of America, Economics Department.

     Subprime loan production increased by 74% to $184.1 million for the first quarter of 1999 as compared to $106.0 million during the first quarter of 1998 as the Company has expanded its operations. Between March 31, 1998 and March 31, 1999 the Company opened two new subprime branches and increased the number of its wholesale brokers by 1,037.

Commercial Mortgage Production

     The Company's subsidiary, Laureate Capital Corp.(Laureate), originates commercial mortgage loans for various insurance companies and other investors. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate retains the right to service the loans under a servicing agreement. A summary of key information relevant to the Company's commercial mortgage production activities is set forth below:

 ($ in thousands)                                         At or for the Quarter Ended March 31,
                                                          -------------------------------------
                                                              1999                   1998
                                                          -------------          --------------

 Commercial Mortgage Production                              $150,152               $192,515
 Commercial Mortgage Division Direct Operating Expenses      $  2,895               $  2,450
 Number of Branches                                                13                     10
 Number of Employees                                               83                     70

Lease Production

     The Company's leasing division, Republic Leasing, originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. A summary of key information relevant to the Company's lease production activities is set forth below:

  ($ in thousands)                           At or for the Quarter Ended March 31,
                                             -------------------------------------
                                                 1999                      1998
                                             -------------             -----------

  Lease Production                              $ 20,525                 $12,840
  Lease Division Direct Operating Expenses      $  1,497                  $1,220
  Number of Brokers                                  232                     207
  Number of Employees                                 65                      61

SERVICING

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

     A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

($ in thousands)                                          At or for the Quarter Ended March 31,
                                                          -------------------------------------
                                                              1999               1998
                                                          ------------       ------------
Underlying Unpaid Principal Balances:
          Beginning Balance *                             $  9,865,100       $  7,125,222
          Agency-Eligible Loan Production (net of
              servicing-released production) *               3,133,563          4,242,687
          Net Change in Work-in-Progress*                      190,242           (404,655)
          Sales of Servicing*                               (3,003,253)        (2,535,016)
          Paid-In-Full Loans*                                 (365,729)          (366,636)
          Amortization, Curtailments and Other, net*           (84,169)           (81,421)
                                                          ------------       ------------
          Ending Balance*                                    9,735,754          7,980,181
          Subservicing Ending Balance                        3,272,754          2,989,622
                                                          ------------       ------------
Total Underlying Unpaid Principal Balances                $ 13,008,508       $ 10,969,803
                                                          ============       ============

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

     Of the $9.7 billion and $8.0 billion unpaid principal balance at March 31, 1999 and 1998, approximately $5.8 billion and $4.2 billion, respectively, are classified as available for sale, while $3.9 billion and $3.8 billion, respectively, are classified as held for sale.

     A summary of agency-eligible servicing statistics follows:

($ in thousands)                                             At or For the Quarter Ended March 31,
                                                             ------------------------------------------
                                                                 1999                          1998
                                                             -----------                   ------------
Average Underlying Unpaid Principal Balances (including
    subservicing)                                            $13,456,746                    $10,346,482
Weighted Average Note Rate*                                        7.21%                          7.51%
Weighted Average Servicing Fee*                                    0.44%                          0.40%
Delinquency (30+ days) Including Bankruptcies and
    Foreclosures*                                                  1.82%                          2.49%
Number of Servicing Division Employees                               157                            152

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

     The $3.1 billion, or 30%, increase in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the first quarter of 1999 as compared to the first quarter of 1998 is primarily related to the Company's increased loan production volumes during the latter part of 1998. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, increased production volumes generally result in a higher volume of mortgage servicing rights held in inventory pending sale. In addition during 1998 and the first quarter of 1999, the Company decided to retain a portion of the servicing rights associated with its production.

Commercial Mortgage Servicing

     Laureate originates commercial mortgage loans for investors and in most cases, Laureate retains the right to service the loans. A summary of key information relevant to the Company's commercial mortgage servicing activities is set forth below:

                                                      At or for the Quarter Ended March 31,
                                                 ----------------------------------------------
($ in thousands)                                        1999                      1998
                                                 --------------------      --------------------
Commercial Mortgage Loan Servicing Portfolio        $ 3,437,851               $ 2,832,205
Weighted Average Note Rate                                8.02%                     8.33%
Delinquencies (30+ Days)                                  0.43%                     0.43%

Lease Servicing

     The Company's leasing division services leases that are owned by the Company and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

                                                  At or for the Quarter Ended March 31,
                                                ---------------------------------------------
($ in thousands)                                       1999                     1998
                                                -------------------      --------------------
Owned Lease Servicing Portfolio                          $ 110,161                  $ 56,261
Serviced For Investors Servicing Portfolio                  30,366                    63,963
                                                -------------------      --------------------
Total Managed Lease Servicing Portfolio                  $ 140,527                  $120,224
                                                ===================      ====================
Weighted Average Net Yield For Managed
    Lease Servicing Portfolio                               10.79%                    10.70%
Delinquencies (30+ Days) Managed Lease
    Servicing Portfolio                                      1.87%                     3.00%

Consolidated Coverage Ratios

     A summary of the Company's consolidated ratios of servicing fees and interest income for owned leases to cash operating expenses net of amortization and depreciation follows:

($ in thousands)                                        At or for the Quarter Ended March 31,
                                                        -------------------------------------
                                                             1999              1998
                                                          ----------         --------
Total Company Servicing Fees                               $ 12,998          $  9,303
Net Interest Income from Owned Leases                         1,645               946
                                                           --------          --------
Total Servicing Fees and Interest from Owned Leases        $ 14,643          $ 10,249
                                                           --------          --------
Total Company Operating Expenses                           $ 43,530          $ 38,915
Total Company Amortization and Depreciation                 (10,538)           (6,984)
                                                           --------          --------
Total Company Operating Expenses, Net of
   Amortization and Depreciation                           $ 32,992          $ 31,931
                                                           --------          --------
Coverage Ratio                                                   44%               32%
                                                           ========          ========

     The Company's coverage ratios for the first quarter of 1999 and 1998, at 44% and 32%, respectively, were lower than the Company's target level of between 50% and 80%. Effective May 1, 1998, the Company sold its retail production franchise, which accounted for $3.9 million of the Company's cash operating expenses for the first quarter of 1998. Without retail division operating expenses for the first quarter of 1998, the Company's coverage ratio would have been 37%. As market conditions permit, management would expect to bring this ratio back in line with the stated objective.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Summary by Operating Division

     Net income per common share on a diluted basis for the first quarter of 1999 was $0.50 as compared to $0.41 for the first quarter of 1998. This 22% increase in net income per common share exceeded the 17% increase in net income due primarily to the impact of the Company's stock repurchase program which reduced the number of weighted average shares outstanding across comparative periods. Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the three months ended March 31, 1999 and 1998, respectively:

                                           Residential
                                       ---------------------
($ in thousands)                       Mortgage Production
                                       ---------------------  Agency-
                                       Agency-                Eligible  Commercial
For the Quarter Ended March 31, 1999*  Eligible   Subprime   Servicing   Mortgage      Leasing     Other     Consolidated
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Net interest income                    $ 3,589     $3,473      $(1,389)     $   94      $1,645     $   62     $   7,474
Net gain on sale of mortgage loans      33,193      2,857                    1,239                               37,289
Gain on sale of mortgage servicing
  rights                                                         2,998                                            2,998
Servicing fees                                                  11,703         975         161        159        12,998
Other income                               734       (932)         161          11         151          4           129
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
     Total revenues                     37,516      5,398       13,473       2,319       1,957        225        60,888
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Salary and employee benefits            13,701      3,301          898       1,738         640        219        20,497
Occupancy expense                        2,064        583          107         263         104         52         3,173
Amortization and provision for
    impairment of mortgage
    servicing rights                                             8,433         464                                8,897
General and administrative expenses      5,854      2,071        1,778         430         753         77        10,963
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
     Total expenses                     21,619      5,955       11,216       2,895       1,497        348        43,530
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Income before income taxes              15,897       (557)       2,257        (576)        460       (123)       17,358
Income tax expense                      (5,649)       197         (802)        219        (192)        30        (6,197)
-------------------------------------  --------  ----------- ---------- ------------  ---------  ---------   ------------
Net income                             $10,248     $ (360)     $ 1,455      $ (357)     $  268     $  (93)    $  11,161
                                       ========  =========== ========== ============  =========  =========   ============


                                                 Residential
                                       --------------------------------
($ in thousands)                       Mortgage Production
                                       --------------------  Agency -
                                       Agency -              Eligible   Commercial
For the Quarter Ended March 31, 1998*  Eligible   Subprime   Servicing    Mortgage     Leasing     Other      Consolidated
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Net interest income                     $ 1,736   $ 1,347                 $   129      $  946     $  134      $  4,292
Net gain on sale of mortgage loans       31,041     6,171                   1,962                               39,174
Gain on sale of mortgage servicing
     rights                                                   $  628                                               628
Servicing fees                                                 8,120          915         268                    9,303
Other income                                 87       395         93            2         219        178           974
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
     Total revenues                      32,864     7,913      8,841        3,008       1,433        312        54,371
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Salary and employee benefits             14,341     3,299        828        1,521         553        172        20,714
Occupancy expense                         1,972       372        120          186          80         50         2,780
Amortization of mortgage servicing
     rights                                                    5,302          327                                5,629
General and administrative expenses       6,142       952      1,520          416         587        175         9,792
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
     Total expenses                      22,455     4,623      7,770        2,450       1,220        397        38,915
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Income before income taxes               10,409     3,290      1,071          558         213        (85)       15,456
Income tax expense                       (3,957)   (1,251)      (407)        (212)        (81)        33        (5,875)
-------------------------------------  --------- ----------  ---------- ------------  ---------  ---------   ------------
Net income                              $ 6,452   $ 2,039     $  664      $   346      $  132        (52)     $  9,581
                                       ========= ==========  ========== ============  =========  =========   ============


*Revenues and expenses have been allocated on a direct basis to the extent possible. Corporate overhead expenses have been allocated to agency-eligible mortgage production. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

Agency-Eligible Mortgage Operations

     Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.

                                                For the Quarter Ended March 31,
                                                -------------------------------
($ in thousands)                                    1999              1998
                                                 ----------        ----------
Net interest income                              $    3,589        $    1,736
Net gain on sale of mortgage loans                   33,193            31,041
Other income                                            734                87
                                                 ----------        ----------
     Total production revenue                        37,516            32,864
                                                 ----------        ----------
Salary and employee benefits                         13,701            14,341
Occupancy expense                                     2,064             1,972
General and administrative expenses                   5,854             6,142
                                                 ----------        ----------
     Total production expenses                       21,619            22,455
                                                 ----------        ----------
      Net pre-tax production margin              $   15,897        $   10,409
                                                 ----------        ----------

Production                                       $3,139,843        $3,818,141
Pool delivery                                     3,418,299         3,319,382

Total production revenue to pool delivery           110 bps            99 bps
Total production expenses to production              69 bps            59 bps
                                                 ==========        ==========
      Net pre-tax production margin                  41 bps            40 bps
                                                 ==========        ==========

Summary

     The production revenue to pool delivery ratio increased eleven basis points, or 10%, for the first quarter of 1999 as compared to the first quarter of 1998. Generally, net gain on sale of mortgage loans (97 basis points for 1999 versus 94 basis points for 1998) improved due to better overall execution into the secondary markets. Also, net interest income increased from 5 basis points in 1998 to 10 basis points in 1999 primarily as a result of the generally steeper yield curve environment. The production expenses to production ratio increased 10 basis points, or 17%, for the first quarter of 1999 as compared to the first quarter of 1998. This corresponds with the 18% decrease in production from quarter to quarter. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin improved 1 basis point, or 2%, to 41 basis points while in absolute dollars it increased $5.5 million, or 53%.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarter ended March 31, 1999 and 1998, respectively.

($ in thousands)
                                                                                                        Variance
   Average Volume       Average Rate                                    Interest                    Attributable to
----------------------------------------                          ----------------------           -------------------
  1999        1998      1999     1998                                1999       1998     Variance     Rate     Volume
----------------------------------------                          ----------------------------------------------------
                                        Interest Income
                                        ---------------
                                        Mortgages Held for Sale
                                          and Mortgage-Backed
$1,052,324 $1,161,423   6.64%    6.59%    Securities               $17,456   $19,131    $(1,675)     $   122  $(1,797)
----------------------------------------                          ----------------------------------------------------
                                        Interest Expense
                                        ----------------
$  435,572 $  475,934   4.16%    4.64%  Warehouse Line            $  4,463   $ 5,443    $  (980)     $  (518) $  (462)
   603,776    624,057   5.16%    5.84%  Gestation Line               7,677     8,984     (1,307)      (1,014)    (293)
   127,750     90,422   5.91%    6.69%  Servicing Secured Line       1,861     1,491        370         (247)     617
    28,233     36,203   5.21%    5.90%  Servicing Receivables Line     363       527       (164)         (48)    (116)
     8,436      6,538   8.27%    8.18%  Other Borrowings               172       132         40            2       38
                                        Facility Fees & Other
                                          Charges                      720       818        (98)                  (98)
----------------------------------------                          ----------------------------------------------------
$1,203,767 $1,233,154   5.14%    5.72%  Total Interest Expense    $15,256    $17,395    $(2,139)     $(1,825) $  (314)
----------------------------------------                          ----------------------------------------------------
                                        Net Interest Income
                                          Before Interdivisional
                        1.50%    0.87%    Allocations             $ 2,200    $  1,736   $   464      $ 1,947  $(1,483)
                      ==================                          ----------------------==============================
                                        Allocation to
                                          Agency-Eligible
                                          Servicing Division        1,389        N/A
                                                                  ----------------------
                                        Net Interest Income       $ 3,589    $  1,736
                                                                  ======================

     Net interest income from agency-eligible production increased 27% to $2.2 million for the first quarter of 1999 compared to $1.7 million for the first quarter of 1998. The 63 basis point increase in the interest-rate spread was primarily the result of the steeper yield curve environment in the first quarter of 1999 compared to the first quarter of 1998. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

     A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ in thousands)                                                       For the Quarter Ended March 31,
                                                                       -------------------------------
                                                                          1999                 1998
                                                                       -----------         -----------
Gross proceeds on sales of mortgage loans                              $ 3,429,942         $ 3,363,265
Initial unadjusted acquisition cost of mortgage loans sold, net
  of hedge results                                                       3,426,577           3,361,895
                                                                       -----------         -----------
Unadjusted gain on sale of mortgage loans                                    3,365               1,370
Loan origination and correspondent program administrative fees               8,338               7,822
                                                                       -----------         -----------
Unadjusted aggregate margin                                                 11,703               9,192
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                            22,349              20,640
Net change in deferred administrative fees                                    (859)              1,209
                                                                       -----------         -----------
Net gain on sale of agency-eligible mortgage loans                     $    33,193         $    31,041
                                                                       ===========         ===========

     Net gain on sale of agency-eligible mortgage loans increased $2.2 million (7%) from $31.0 million for the first quarter of 1998 to $33.2 million for the first quarter of 1999. The increase is primarily due to a 2% or $64.7 million increase in the volume of loans sold and better overall execution into the secondary markets.

Other Income

     In November 1998, the Company formed a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for agency-eligible mortgage loans initially purchased or produced by the Company. During the first quarter of 1999, the Company recognized premium and investment income of approximately $0.7 million that has been included as other income in the agency-eligible production segment.

Subprime Mortgage Operations

     Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

                                                                      For the Quarter Ended March 31,
                                                                        ---------------------------
($ in thousands)                                                          1999               1998
                                                                        ---------         ---------
Net interest income                                                     $   3,473         $   1,347
Net gain on sale of mortgage loans                                          2,857             6,171
Other income                                                                 (932)              395
                                                                        ---------         ---------
     Total production revenue                                               5,398             7,913
                                                                        ---------         ---------
Salary and employee benefits                                                3,301             3,299
Occupancy expense                                                             583               372
General and administrative expenses                                         2,071               952
                                                                        ---------         ---------
     Total production expenses                                              5,955             4,623
                                                                        ---------         ---------
     Net pre-tax production margin                                      $    (557)        $   3,290
                                                                        =========         =========

Production                                                              $ 184,111         $ 105,986
Whole loan sales and securitizations                                       98,624            86,840

Total production revenue to whole loan sales and securitizations          547 bps           911 bps
Total production expenses to production                                   323 bps           436 bps
                                                                        ---------         ---------
      Net pre-tax production margin                                       224 bps           475 bps
                                                                        =========         =========

Summary

     During the first quarter of 1999, subprime production volume of $184.1 exceeded whole loan sales of $98.6 million by approximately $85.5 million.
There were no securitization transactions during the quarter. At March 31, 1999, the Company had unsold subprime mortgage loans of $182.3 million as compared to $63.5 million at March 31, 1998. Overall, the Company operated during the first quarter of 1999 at a 2.24% pre-tax subprime production margin.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarter ended March 31, 1999 and 1998, respectively.

($ in thousands)
                                                                                                        Variance
    Average Volume       Average Rate                                    Interest                   Attributable to
-----------------------------------------                          ---------------------          ---------------------
    1999       1998      1999     1998                                1999      1998    Variance     Rate     Volume
-----------------------------------------                          ----------------------------------------------------
                                         Interest Income
                                         ---------------
                                         Mortgages Held for Sale
                                           and Residual
  $210,424  $ 83,971    10.12%    9.50%    Certificates             $ 5,326   $ 1,994    $3,332     $ 789      $2,543
-----------------------------------------                          ----------------------------------------------------
                                         Interest Expense
                                         ----------------
  $147,765  $ 43,967     5.09%    5.97%  Total Interest Expense     $ 1,853   $   647    $1,206     $ (35)      1,241
-----------------------------------------                          ----------------------------------------------------
                         5.03%    3.53%  Net Interest Income        $ 3,473   $ 1,347    $2,126     $ 824      $1,302
                       ==================                          ====================================================

     Net interest income from subprime products increased 158% to $3.5 million for the first quarter of 1999 as compared to $1.3 million for the first quarter of 1998. This was primarily the result of the increase in subprime loan production volume and the generally steeper yield curve environment and an increase in accretion income from $0.7 million for the quarter ended March 31, 1998 to $1.5 million for the quarter ended March 31, 1999.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

     A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ in thousands)                                                              For the Quarter Ended March 31,
                                                                         -------------------------------------------
                                                                              1999                        1998
                                                                         ---------------             ---------------

Gross proceeds on securitization of subprime mortgage loans                         N/A                 $  24,867
Initial acquisition cost of subprime mortgage loans securitized, net
  of fees                                                                           N/A                    25,376
                                                                         ---------------             ---------------
Unadjusted loss on securitization of subprime mortgage loans                        N/A                      (509)
Initial capitalization of residual certificates                                     N/A                     2,187
Net change in deferred administrative fees                                          N/A
                                                                         ---------------             ---------------
Net gain on securitization of subprime mortgage loans                               N/A                 $   1,678
                                                                         ===============             ===============

     During the first quarter of 1999, no loans were delivered into securities.

     The Company assesses the fair value of residual certificates quarterly, based on an independent third party valuation and other factors. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificates. Significant assumptions used at March 31, 1999 for all residual certificates then held by the Company include a discount rate of 13%, a constant default rate of 3% and a loss severity rate of 25%, and ramping periods are based on prepayment penalty periods and adjustable rate mortgage first reset dates. Constant prepayment rate assumptions specific to the individual certificates for purposes of the March 31, 1999 valuations are set forth below:

                                     1997-1        1997-2         1998-1          1998-2          OTHER
                                   ------------  ------------   ------------    ------------   -------------
Prepayment Speeds
  Fixed rate mortgages               32% CPR       30% CPR        28% CPR         28% CPR         32% CPR
  Adjustable rate mortgages          32% CPR       30% CPR        28% CPR         28% CPR         24% CPR

     The assumptions used in the independent third party valuation above are estimated based on current conditions for similar instruments that are subject to prepayment and credit risks. Other factors evaluated in the determination of fair value include credit and collateral quality of the underlying loans, current economic conditions and various fees and costs (such as prepayment penalties) associated with ownership of the residual certificate including actual credit history of the individual residual certificates. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Differences in the actual prepayment speed and loss experience from the assumptions used, could have a significant effect on the fair value of the residual certificates.

     As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.41 times the implied excess yield at March 31, 1999, as compared to the 1.63 multiple implied at December 31, 1998. The table below represents balances as of February 28, 1999, unless otherwise noted.

($ in thousands)                             Securitizations
                             ------------------------------------------------
                              1997-1       1997-2       1998-1      1998-2     Subtotal      Other         Total
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------
Residual Certificates         $ 7,895      $ 9,056     $ 10,663    $ 13,592    $ 41,206      $ 3,418      $  44,624
Bonds                         $47,620 *    $66,942 *   $114,478 *  $166,945 *  $395,985      $39,437 *    $ 435,422
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------
Subtotal                      $55,515      $75,998     $125,141    $180,537    $437,191      $42,855      $ 480,046
Unpaid Principal Balance      $52,478 *    $71,796 *   $117,689 *  $168,000 *  $409,963      $42,706 *    $ 452,669
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------
Implied Price                  105.79       105.85       106.33      107.46      106.64       100.35         106.05
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------

Collateral Yield                10.41        10.63         9.77        9.71        9.98        11.53          10.10
Collateral Equivalent
   Securitization Costs         (0.72)       (0.65)       (0.60)      (0.47)      (0.57)       (0.50)         (0.57)
Collateral Equivalent
   Bond Rate                    (4.70)       (4.87)       (4.98)      (5.55)      (5.16)       (6.20)         (5.24)
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------
Implied Collateral
Equivalent Excess Yield          4.99         5.11         4.19        3.69        4.25         4.83           4.29
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------

Implied Premium Above Par        5.79         5.85         6.33        7.46        6.64         0.35           6.05
Implied Collateral
  Equivalent Excess Yield        4.99         5.11         4.19        3.69        4.25         4.83           4.29
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------

Multiple                         1.16 x       1.14 x       1.51 x      2.02 x      1.56 x       0.07 x         1.41 x
                             ---------   -----------  -----------  ----------  ----------  -----------  -------------

* Amounts were based upon trustee statements dated March 25, 1999 that covered the period ended February 28, 1999.

     The Company sold subprime mortgage loans on a whole loan basis during the first quarters of 1999 and 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ in thousands)                                                             For the Quarter Ended March 31,
                                                                             -------------------------------
                                                                               1999                1998
                                                                             ---------           ---------
Gross proceeds on whole loan sales of subprime mortgage loans                $ 102,050           $  65,957
Initial acquisition cost of subprime mortgage loans sold, net of fees           98,624              61,464
                                                                             ---------           ---------
Unadjusted gain on whole loan sales of subprime mortgage loans                   3,426               4,493
Net change in deferred administrative fees                                        (569)                N/A
                                                                             ---------           ---------
Net gain on whole loan sales of subprime mortgage loans                      $   2,857           $   4,493
                                                                             =========           =========

     The $1.6 million decrease in the net gain on whole loan sales of subprime mortgage loans from the first quarter 1998 gain of $4.5 million to $2.9 million reported for the first quarter of 1999 is primarily due to compressed margins in the subprime market during the first quarter of 1999. Also, in response to the growth in the subprime division, management reassessed its application of estimates related to Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" in the third quarter of 1998. This resulted in a $0.6 million reduction in the net gain on whole loan sales of subprime mortgage loans in the first quarter of 1999. Had this application occurred at March 31, 1998 approximately $0.6 million in administrative fees also would have been deferred during that quarter.

     A summary of key information relevant to the subprime residual assets is set forth below:

($ in thousands)                                    Securitizations
                                 -------------------------------------------------------
                                   1997-1        1997-2        1998-1         1998-2         Other          Total
                                 -----------   -----------   -----------    ------------   -----------   -------------
Residual Certificates:
Balance at December 31, 1998      $  7,997       $  9,702       $ 10,815       $ 12,569      $  4,700       $ 45,783
Accretion income                       292            318            315            362           179          1,466
Mark to market                          27           (109)          (467)           661        (1,461)        (1,349)
Cash Flow                             (421)          (855)          --             --            --           (1,276)
                                  --------       --------       --------       --------      --------       --------
Balance at March 31, 1999         $  7,895       $  9,056       $ 10,663       $ 13,592      $  3,418       $ 44,624
                                  ========       ========       ========       ========      ========       ========

Other Income

     The Company generally retains residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the quarters ended March 31, 1999 and March 31, 1998, respectively, mark-to-market loss on residuals was approximately $1.3 million and $0.4 million, respectively. This amount is reflected as other income (loss) within the subprime division.

Agency-Eligible Mortgage Servicing

     Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the quarters ended March 31, 1999 and 1998:

                                                                    For the Quarter Ended March 31,
                                                                   ---------------------------------
($ in thousands)                                                       1999                  1998
                                                                   ------------         ------------
Net interest expense                                               $     (1,389)        $       --
Loan servicing fees                                                      11,703                8,120
Other income                                                                161                   93
                                                                   ------------         ------------
      Servicing revenues                                                 10,475                8,213
                                                                   ------------         ------------
Salary and employee benefits                                                898                  828
Occupancy expense                                                           107                  120
Amortization and provision for impairment of mortgage
    servicing rights                                                      8,433                5,302
General and administrative expenses                                       1,778                1,520
                                                                   ------------         ------------
      Total loan servicing expenses                                      11,216                7,770
                                                                   ------------         ------------
      Net pre-tax servicing margin                                         (741)                 443
Gain on sale of mortgage servicing rights                                 2,998                  628
                                                                   ------------         ------------
      Net pre-tax servicing contribution                           $      2,257         $      1,071
                                                                   ============         ============

Average servicing portfolio                                        $ 10,318,105         $  7,796,911
Servicing sold                                                        3,003,253            2,535,016

Net pre-tax servicing margin to average servicing portfolio              (3)bps                2 bps
Gain on sale of servicing to servicing sold                              10 bps                2 bps

Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio declined five basis points primarily due to the Company beginning during the first quarter of 1999 to allocate net interest expense to the agency-eligible servicing division. Had the $1.4 million in interest expense not been allocated to the agency-eligible servicing division in the first quarter of 1999, the net pre-tax servicing margin to average servicing portfolio would have been 3 basis points, a slight improvement over the 1998 margin. The 8 basis point increase in the gain on sale of servicing sold is primarily attributed to better execution of servicing sales in the marketplace. Loan servicing fees were $11.7 million for the first quarter of 1999, compared to $8.1 million for the first quarter of 1998, an increase of 44%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $10.3 billion during the first quarter of 1999 from $7.8 billion during the first quarter of 1998, an increase of 32%. Similarly, amortization and provision for impairment of mortgage servicing rights also increased to $8.4 million during the first quarter of 1999 from $5.3 million during the first quarter of 1998, an increase of 59%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced.

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

Net Interest Expense

     During the first quarter of 1999, the Company began to allocate interest expense to the agency-eligible servicing division. The net interest expense is comprised of benefits from escrow accounts of $2.0 million that is offset by $3.4 million in interest expense.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ in thousands)                                                        For the Quarter Ended March 31,
                                                                        -------------------------------
                                                                           1999                 1998
                                                                        -----------         -----------
Underlying unpaid principal balances of agency-eligible
    mortgage loans on which servicing rights were sold
    during the period                                                   $ 3,003,253         $ 2,535,016
                                                                        ===========         ===========

Gross proceeds from sales of mortgage servicing rights                  $    78,888         $    56,367
Initial acquisition basis, net of amortization and hedge results             56,942              43,031
                                                                        -----------         -----------
Unadjusted gain on sale of mortgage servicing rights                         21,946              13,336
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                             (18,948)            (12,708)
                                                                        -----------         -----------
Gain on sale of mortgage servicing rights                               $     2,998         $       628
                                                                        ===========         ===========

     Gain on sale of mortgage servicing rights increased $2.4 million (377%) from $0.6 million for the first quarter of 1998 to $3.0 million for the first quarter of 1999. The increase in the gain on sale of mortgage servicing rights is primarily attributable to the increase in the volume sold and to rising rates which benefited the current quarter's execution of servicing sales into the secondary markets.

Commercial Mortgage Operations

     Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                         For the Quarter Ended March 31,
                                                                         -------------------------------
($ in thousands)                                                            1999                 1998
                                                                         -----------         -----------
Net interest income                                                      $        94         $       129
Net gain on sale of mortgage loans                                             1,239               1,962
Other income                                                                      11                   2
                                                                         -----------         -----------
     Total production revenue                                                  1,344               2,093
                                                                         -----------         -----------
Salary and employee benefits                                                   1,738               1,521
Occupancy expense                                                                263                 186
General and administrative expenses                                              430                 416
                                                                         -----------         -----------
     Total production expenses                                                 2,431               2,123
                                                                         -----------         -----------
     Net pre-tax production margin                                            (1,087)                (30)
                                                                         -----------         -----------

Servicing fees                                                                   975                 915
Amortization of mortgage servicing rights                                        464                 327
                                                                         -----------         -----------
     Net pre-tax servicing margin                                                511                 588
                                                                         -----------         -----------
     Pre-tax income                                                      $      (576)        $       558
                                                                         -----------         -----------

Production                                                               $   150,152         $   192,515
Whole loan sales                                                             165,262             192,515
Average commercial mortgage servicing portfolio                            3,337,253         $ 2,793,242

Total production revenue to whole loan sales                                 81  bps             109 bps
Total production expenses to production                                      162 bps             110 bps
                                                                         -----------         -----------
     Net pre-tax production margin                                          (81) bps              (1)bps
                                                                         -----------         -----------

Servicing fees to average commercial mortgage servicing portfolio             12 bps              13 bps
Amortization of mortgage servicing rights to average
    commercial mortgage servicing portfolio                                    6 bps               5 bps
                                                                         -----------         -----------
Net pre-tax servicing margin                                                   6 bps               8 bps
                                                                         -----------         -----------

     Laureate originates commercial mortgage loans for various insurance companies and other investors, primarily in Alabama, Florida, Indiana, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Substantially all loans originated by Laureate have been originated in the name of the investor, and in most cases, Laureate has retained the right to service the loans under a servicing agreement with the investor. Most commercial mortgage loan servicing agreements are short-term, and retention of the servicing contract is dependent on maintaining the investor relationship.

Net Gain on Sale of Commercial Mortgage Loans

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ in thousands)                                               For the Quarter Ended March 31,
                                                               -------------------------------
                                                                    1999            1998
                                                                  --------        --------
Gross proceeds on sales of commercial mortgage loans              $165,262        $192,515
Initial unadjusted acquisition cost of commercial mortgage
     loans sold                                                    165,262         192,515
                                                                  --------        --------
Unadjusted gain on sale of commercial mortgage loans                   N/A             N/A
Commercial mortgage and origination fees                               849           1,665
                                                                  --------        --------
Unadjusted aggregate margin                                            849           1,665
Initial acquisition cost allocated to basis in commercial
     mortgage servicing rights (SFAS No. 125)                          390             297
                                                                  --------        --------
Net gain on sale of commercial mortgage loans                     $  1,239        $  1,962
                                                                  ========        ========

     The net gain on sale of commercial mortgage loans decreased $0.7 million (37%) from $2.0 million for the first quarter of 1998 to $1.2 million for the first quarter of 1999. The decrease is primarily attributable to compressed margins on sales of commercial mortgage loans. The volume of commercial mortgage loans sold also decreased 14% due to seasonal trends within market demands.

Leasing Operations

     Following is a summary of the revenues and expenses allocated to the Company's small-ticket equipment leasing operations for the periods indicated:

                                                              For the Quarter Ended March 31,
                                                              -------------------------------
($ in thousands)                                                  1999               1998
                                                               ---------          ---------
Net interest income                                            $   1,645          $     946
Other income                                                         151                219
                                                               ---------          ---------
      Leasing production revenue                                   1,796              1,165
                                                               ---------          ---------
Salary and employee benefits                                         640                553
Occupancy expense                                                    104                 80
General and administrative expenses                                  753                587
                                                               ---------          ---------
      Total lease operating expenses                               1,497              1,220
                                                               ---------          ---------
      Net pre-tax leasing production margin                          299                (55)
                                                               ---------          ---------

Servicing fees                                                       161                268
                                                               ---------          ---------
      Net pre-tax leasing margin                               $     460          $     213
                                                               ---------          ---------

Average owned leasing portfolio                                $ 104,355          $  52,836
Average serviced leasing portfolio                                33,967             68,086
                                                               ---------          ---------
Average managed leasing portfolio                              $ 138,322          $ 120,922
                                                               =========          =========

Leasing production revenue to average owned portfolio            688 bps            882 bps
Leasing operating expenses to average owned portfolio            574 bps            924 bps
                                                               ---------          ---------
Net pre-tax leasing production margin                            114 bps            (42)bps
                                                               =========          =========

Servicing fees to average serviced leasing portfolio             190 bps            157 bps

     Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio. As it has increased its owned portfolio more cost efficiencies have been achieved thereby increasing the net pre-tax leasing production margin.

Net Interest Income

     Net interest income for the first quarter of 1999 was $1.6 million as compared to $0.9 million for the first quarter of 1998. This is an annualized net interest margin of 4.44% and 3.89% for the first quarter of 1999 and the first quarter of 1998, respectively, based upon average lease receivables owned of $104.4 million and $52.9 million, respectively, and average debt outstanding of $85.6 and $29.9 million, respectively.

FINANCIAL CONDITION

    During first quarter 1999, the Company experienced a 21% decrease in the volume of production originated and acquired compared to fourth quarter 1998. Production decreased to $3.5 billion during first quarter 1999 from $4.4 billion during fourth quarter 1998. The March 31, 1999, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.8 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.6 billion.

    Mortgage loans held-for-sale and mortgage-backed securities totaled $1.1 billion at March 31, 1999, versus $1.4 billion at December 31, 1998, a decrease of 22%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $9.7 billion at March 31, 1999, from $9.9 billion at December 31, 1998.

    Short-term borrowings, which are the Company's primary source of funds, totaled $1.3 billion at March 31, 1999, compared to $1.6 billion at December 31, 1998, a decrease of 15%. The decrease in the balance outstanding at March 31, 1999, resulted from decreased funding requirements related to the decrease in the balance of mortgage loans held-for-sale and mortgage-backed securities. Other liabilities totaled $145 million as of March 31, 1999, compared to the December 31, 1998 balance of $115 million, an increase of $30 million, or 27%.

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

    Additionally, the Company entered into a $230 million, 364-day term revolving credit facility with a syndicate of unaffiliated banks. An $80 million portion of the revolver facility converts in July 1999, into a four-year term loan. The facility is secured by the Company's servicing portfolio designated as "available-for-sale." A $100 million portion of the revolver facility matures in July 1999, and is secured by the Company's servicing portfolio designated as "held-for-sale." A $50 million portion of the revolver facility matures in July 1999, and is secured by a first-priority security interest in receivables on servicing rights sold. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

    The Company has also entered into a $200 million, 364-day term subprime revolving credit facility, which expires in July 1999. The facility includes covenants identical to those described above with respect to the warehouse line of credit.

    The Company was in compliance with the above-mentioned debt covenants at March 31, 1999. Although management anticipates continued compliance, there can be no assurance that the Company will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

    RBMG Asset Management Company, Inc. (Asset Management Co.), a wholly-owned subsidiary of the Company, and a bank entered into a master repurchase agreement dated as of December 11, 1997, pursuant to the terms of which Asset Management Co. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The term of this repurchase agreement is 364 days. The master repurchase agreement has been extended through May 31, 1999 and is in the process of being renewed.

    The Company has also entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

    The Company entered into a $6.6 million note agreement in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those previously described.

    Resource Bancshares Corporation (RBC), a wholly-owned subsidiary of the Company, has a 364-day $100 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in July 1999 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RBC and that require RBC to maintain a minimum net worth of $40 million and a ratio of total liabilities to net worth of no more than 10.0 to 1.0.

    As of March 31, 1999 the Company's Board of Directors authorized the repurchase of up to $40 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. The repurchase authority will enable the Company to repurchase shares to meet the Company's obligations pursuant to existing bonus, stock option, dividend reinvestment and employee stock purchase and ESOP plans. The Company's primary objective is to offset the potentially dilutive effect that option exercises and stock issuances under these plans might otherwise have. Shares repurchased are maintained in the Company's treasury account and are not retired. At March 31, 1999, there were 2,081,997 shares held in the Company's treasury account at an average cost of $13.14 per share.

Divisional Analysis of Pre-Tax Funds Generated From Operations

    The analyses which follow are included solely to assist investors in obtaining a better understanding of the material elements of the Company's funds generated by operations at a divisional level. It is intended as a supplement, and not an alternative to, and should be read in conjunction with the Consolidated Statement of Cash Flows which provides information concerning elements of the Company's cash flows.

Summary

     On a combined divisional basis, during the first quarter of 1999 and 1998, the Company generated approximately $25.4 million and $10.7 million, respectively, of positive funds from operations.

($ in thousands)                  For the Quarter Ended March 31,
                                  -------------------------------
                                      1999                1998
                                    --------           --------
Agency-eligible production          $ 17,358           $  2,753
Agency-eligible servicing              7,781              5,851
Subprime production                      118              1,133
Commercial mortgage                     (410)               707
Leasing                                  536                294
                                    --------           --------
                                    $ 25,383           $ 10,738
                                    ========           ========

     Except for the commercial mortgage division, each of the Company's divisions produced positive operating funds during both quarters. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

Agency-eligible production

     Generally, the Company purchases agency-eligible mortgage loans which are resold with the rights to service the loans being retained by the Company. The Company then separately sells a large percentage of the servicing rights so produced. At the time loans are sold, current accounting principles require capitalization of the estimated fair value of the retained mortgage servicing rights. Accordingly, amounts reported as gains on sale of agency-eligible mortgage loans may not represent positive funds flow to the extent that the associated servicing rights are not sold for cash but are instead retained and capitalized. In this context, the table below reconciles the major elements of pre-tax operating funds flow allocable to agency-eligible production activities.

                                                             For the Quarter Ended March 31,
                                                            --------------------------------
                                                                1999              1998
                                                              --------           --------
Income before income taxes                                    $ 15,897           $ 10,409
Deduct:
     Net gain on sale of mortgage loans, as reported           (33,193)           (31,041)
Add back:
     Cash gains on sale of mortgage loans                       11,703              9,192
     Cash gains on sale of mortgage servicing rights            21,946             13,336
     Depreciation                                                1,005                857
                                                              --------           --------
                                                              $ 17,358           $  2,753
                                                              ========           ========

Agency-eligible servicing

     The Company's current strategy is to position itself as a national supplier of agency-eligible servicing rights to the still consolidating mortgage servicing industry. Accordingly, the Company generally sells a significant percentage of its produced mortgage servicing rights to other approved servicers under forward committed bulk purchase agreements. However, the Company maintains a relatively small mortgage servicing portfolio. As discussed above, mortgage servicing rights produced or purchased are initially capitalized and subsequently must be amortized to expense. Much like depreciation, such amortization charges are "non-cash". In this context, the table below reconciles the major elements of pre-tax operating funds flow allocable to agency-eligible mortgage servicing activities.

($ in thousands)                                   For the Quarter Ended March 31,
                                                   -------------------------------
                                                       1999              1998
                                                     -------           -------
Income before income taxes                           $ 2,257           $ 1,071
Deduct:
     Net gain on sale of mortgage servicing
       rights, as reported                            (2,998)             (628)
Add back:
     Amortization and impairment of
       mortgage servicing rights                       8,433             5,302
     Depreciation                                         89               106
                                                     -------           -------
                                                     $ 7,781           $ 5,851
                                                     =======           =======

Subprime production

     Generally, the Company purchases subprime loans through a wholesale broker network. The Company then separately sells or securitizes the loans so produced. At the time loans are securitized, existing accounting principles require capitalization of the estimated fair value of future cash flows to be received in connection with retention by the Company of a residual interest in the securitized loans. Accordingly, amounts reported as gains on sale of subprime mortgage loans may not represent cash gains to the extent that associated residual interests are retained and capitalized. In this context, the table below reconciles the major elements of pre-tax operating funds flow allocable to subprime mortgage production activities.

($ in thousands)                                                    For the Quarter Ended March 31,
                                                                    -------------------------------
                                                                        1999              1998
                                                                      --------          -------
Income before income taxes                                            $  (557)          $ 3,290
Deduct:
     Net gain on sale of subprime loans, as reported                   (2,857)           (6,171)
     Accretion income on residuals                                     (1,466)             (671)
Add back:
     Cash gains on sale of whole subprime loans                         3,426             4,493
     Cash received from investments in residual certificates            1,276              --
     Depreciation and amortization
       of goodwill and intangibles                                        296               192
                                                                      -------           -------
                                                                      $   118           $ 1,133
                                                                      =======           =======

Commercial mortgage

     Generally, the Company originates commercial mortgage loans for conduits, insurance companies and other investors. The Company either table funds the loans or originates the loans pursuant to pre-existing investor commitments to purchase the loans so originated. Similar to the agency-eligible operation, the Company generally retains the right to service the loans under various servicing agreements. At the time loans are sold, current accounting principles require capitalization of the estimated fair value of mortgage servicing rights produced. Accordingly, amounts reported as gains on sale of commercial mortgage loans may not represent cash gains to the extent that the associated servicing rights are not sold for cash but are instead retained and capitalized. Mortgage servicing rights initially capitalized must be amortized subsequently to expense. Much like depreciation, such amortization charges are "non-cash". In this context, the table below reconciles the major elements of pre-tax operating funds flow allocable to commercial mortgage production and servicing activities.

($ in thousands)                                    For the Quarter Ended March 31,
                                                    -------------------------------
                                                        1999              1998
                                                      --------          -------
Income before income taxes                            $  (576)          $   558
Deduct:
     Net gain on sale of commercial loans,
       as reported                                     (1,239)           (1,962)
Add back:
     Cash gains on sale of whole
        commercial loans                                  849             1,665
     Amortization and impairment of
        commercial mortgage servicing rights              464               327
     Depreciation and amortization of
        goodwill and intangibles                           92               119
                                                      -------           -------
                                                      $  (410)          $   707
                                                      =======           =======

Leasing

     Generally, the Company originates small-ticket equipment leases for commercial customers that are retained as investments by the Company. Investments in leases originated and retained are financed through a borrowing facility at draw rates that approximate the net cash investment in the lease. Accordingly, financing activities related to growth in the balance of leases held for investment does not significantly impact operating cash flow. In this context, the table below reconciles the major elements of operating funds flow allocable to leasing activities.

($ in thousands)                             For the Quarter Ended March 31,
                                             --------------------------------
                                                 1999            1998
                                               -------          -------
Income before income taxes                     $   460          $   213
Add back:
     Depreciation and amortization of
       goodwill and intangibles                     76               81
                                               -------          -------
                                               $   536          $   294
                                               =======          =======

YEAR 2000

     The Company recognizes the need to address the potentially adverse impact that Year 2000 issues might have on its business operations. The Company's compliance efforts are ongoing under the guidance of its Director of Operations and involve employees throughout the Company as well as outside consultants and contractors. The Company's Year 2000 Project leadership team meets with the Company's executive management weekly and the Board of Directors is routinely updated on the status of the Company's efforts.

Overview of the Company's State of Readiness

        The Company has reviewed its critical information technology and non-information technology systems and summarizes its state of readiness as follows:

         - The Company uses 20 applications that were developed internally - all of these have been remediated and are now Year 2000 compliant. The remediated versions are scheduled to be placed into use during the second quarter of 1999.

         - The Company uses various applications that were purchased or are used in a service bureau relationship with third parties. Compliant versions are available for all of these applications. Some of these compliant versions have been installed with the remainder scheduled for installation during the second quarter of 1999.

         - The Company uses desktop software at each PC. Implementation of a standardized package that delivers Year 2000 compliant desktop software is near completion with completion scheduled for the second quarter of 1999. Remaining work consists primarily of installing NT 4 on the desktops.

         - The Company uses computer hardware, including servers, desktop PCs and network infrastructure components. Remediation and upgrade of all data center hardware and network infrastructure to Year 2000 compliant hardware is complete. Desktop hardware is 95% complete with the rollout of 1,200 new desktops with completion scheduled to take place during the second quarter of 1999.

        The Company's growth motivated a generalized review of the adequacy of the existing software environment and technological infrastructure to meet the Company's long-term operating requirements. Accordingly, during the past 18 months the Company has been working to design and prepare for implementation of Cybertek's LoanXchange Mortgage Processing System. Implementation of this Year 2000 compliant system is scheduled for the second quarter of 1999. If implemented on time, this application will replace fourteen existing applications and is expected to benefit the Company by providing enhanced functionality, reliability, performance and efficiency. Accordingly, the Company's Year 2000 compliance program continues to proceed on a dual track: (1) reaching Year 2000 Compliant status with respect to the existing environment as outlined above and (2) preparing for Year 2000 compliant status with respect to the environment which will exist after implementation of the LoanXchange system.

Review of Mission Critical Business Specific Year 2000 Compliance Status

AGENCY-ELIGIBLE MORTGAGE PRODUCTION mission critical applications include the 20 internally developed applications that have been remediated and are Year 2000 compliant. Also, two of the applications provided by third parties are mission critical. As discussed above, Year 2000 compliant versions of all mission critical applications are scheduled to be installed by the end of the second quarter of 1999. In addition, the LoanXchange system may be installed in which case Year 2000 compliant versions of all mission critical applications also will be in place.

MORTGAGE SERVICING The primary mission critical system is the Alltel servicing system which is used by the Company through a third-party service bureau relationship. Alltel has issued the Company a letter stating that it has completed modification of all systems used by the Company bringing them to Year

2000 compliance. Alltel is the largest vendor of mortgage servicing systems in the United States. Alltel and the Company participated in an industry sponsored testing program. All required transactions were successfully transmitted and the Company has received confirmation of the successful testing.

LAUREATE CAPITAL CORP. - The Company operates its commercial mortgage origination and servicing business through its subsidiary, Laureate Capital Corp. Upgrade of Laureate's mission critical McCracken commercial mortgage servicing system to a Year 2000 compliant version has been completed.

REPUBLIC LEASING - The Company operates its leasing business through its subsidiary, Resource Bancshares Corporation, doing business as Republic Leasing. Republic Leasing's mission critical systems are Year 2000 compliant.

MERITAGE MORTGAGE CORP. - The Company operates substantially all of its sub-prime loan origination business through its subsidiary, Meritage Mortgage Corp. Upgrade of Meritage's mission critical Contour front-end loan processing system to a Year 2000 compliant version has been completed.

OTHER The Company and all of its subsidiaries use the same general ledger, accounts payable and human resources systems. All such systems are Year 2000 compliant.

Third Party Suppliers

     Mission critical third party suppliers are Fannie Mae, Freddie Mac and Alltel. Software supplied to the Company by Fannie Mae and Freddie Mac has been certified as compliant and the Company has installed the compliant versions. In addition, Fannie Mae, Freddie Mac and the Company participated in an industry sponsored testing program. All required transactions were successfully transmitted and the Company has received confirmation of the successful testing. As discussed above, Alltel has stated that its software and systems are compliant and the industry sponsored test program was successfully completed.

Trading Partners

     The Company is communicating with suppliers, dealers, financial institutions and others with whom it does business to coordinate Year 2000 compliance. However, the Company's residential mortgage business is conducted through relationships with over 6,000 correspondents and brokers. The primary points of interaction with these customers relate to loan registration, loan locking and loan closing activities. Approximately 85% of these activities are initiated via phone and fax. The remaining 15% are provided via a compliant and proprietary interface that is made available to those customers over the Internet. The Company is not undertaking a readiness review of these relationships based on its assessment that the Year 2000 issue is not likely to have a material impact on the Company's ability to interact with these trading partners.

Financial Impact

     Direct costs associated exclusively with achieving Year 2000 compliance are expected to be between $0.5 and $1 million dollars and will be paid out of cash flow. Additional system costs exceeding $8 million are not directly related to Year 2000 but, as noted above, serve to solve Year 2000 issues. Direct costs associated with the work performed to date were approximately $500 thousand through March 31, 1999. The Year 2000 effort is expected to use approximately 5% of Information Technology's 1999 budget.

Risks and Contingency Planning

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

      Failure by either the Company or third parties to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for the Company. This may temporarily divert management's time and attention from ordinary business activities. To the extent reasonably achievable, the Company will seek to prevent or mitigate the effects of such possible failures through its contingency planning efforts. The Company's contingency planning led to development of the dual track compliance program described above. The LoanXchange software has been delivered and testing continues; therefore, the Company feels sufficient time exists to execute the contingency plan.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risk facing the Company is interest rate risk. The Company manages this risk by striving to balance its loan origination and loan servicing business segments, which are countercyclical in nature. In addition, the Company utilizes various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory, mortgage backed securities held for sale, servicing rights, leases and residual interests retained in securitizations. The overall objective of the Company's interest rate risk management policies is to mitigate potentially significant adverse effects that changes in the values of these items resulting from changes in interest rates might have on the Company's consolidated balance sheet. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

      For purposes of disclosure in the 1998 Annual Report on Form 10 K, the Company performed various sensitivity analyses that quantify the net financial impact of hypothetical changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments which rely upon a number of critical assumptions. Actual experience may differ materially from the estimated. To the extent that yield curve shifts are non-parallel and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material. The Company has procedures in place that monitor whether material changes in market risk are likely to have occurred since December 31, 1998. The Company does not believe that there have been any material changes in market risk from those reported in the 1998 Annual Report on Form 10 K.

                           Part II. OTHER INFORMATION


Item 2. - Changes in Securities and Use of Proceeds

         On February 1, 1999, the Company issued 93,520 shares of its common stock, par value $0.01 per share, to David W. Johnson, Jr. These shares were issued pursuant to the terms of Mr. Johnson's employment agreement dated as of June 3, 1993 and represented a portion of his bonus for 1998. The fair market value of the shares on the date of issuance to Mr. Johnson was $1,391,110 based on the closing price of $14.875 per share on the NASDAQ Market System on such date. The Company believes that the issuance of the shares to Mr. Johnson was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4 (2) by virtue of his position as Vice Chairman and Managing Director of the Company.


Item 6.  - Exhibits and Reports on Form 8-K

         - (a) A list of exhibits filed with this Form 10-Q, along with the exhibit index can be found on pages A to F following the signature page.

         - (b) none

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                                 (Registrant)



                                 /s/ Steven F. Herbert
                                 -----------------------------------------------
                                 Steven F. Herbert
                                 Senior Executive Vice President and
                                 Chief Financial Officer

                                 (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)




DATED:   May 14, 1999

                                INDEX TO EXHIBITS


Exhibit No.                Description                                                        Page
-----------                -----------                                                        ----

 3.1     Restated Certificate of Incorporation of the Registrant incorporated by                *
         reference to Exhibit 3.3 of the Registrant's Registration No. 33-53980

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

 3.4     Amended and Restated Bylaws of the Registrant incorporated by reference                *
         to Exhibit 3.4 of the Registrant's Registration No. 33-53980

 3.5     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. dated                  *
         January 28, 1999 incorporated by reference to Exhibit 3.5 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1998

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by                      *
         reference to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2     Rights Plan dated as of February 6, 1998 between the Registrant and                    *
         First Chicago Trust Company of New York incorporated by reference to
         Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

 4.3     Third Amended and Restated Secured Revolving/Term Credit Agreement                     *
         dated as of July 28, 1998, between the Registrant and the Banks Listed on the Signature Pages Thereof, Bank One, Texas, National Association,
         First Bank National Association, NationsBank of Texas, N.A. and Texas
         Commerce Bank, National Association, as Co-agents and the Bank of New
         York as Agent and Collateral Agent incorporated by reference to Exhibit
         4.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

 4.4     Second Amended and Restated Revolving/Term Security and Collateral                     *
         Agency Agreement dated as of July 31, 1996, between the Registrant and
         The Bank of New York as Collateral Agent and Secured Party incorporated by reference to Exhibit 4.3 of the Registrant's Form 10-Q for the
         period ended September 30, 1996

 4.5     Amendment No. 1 dated as of July 28, 1998 to Second Amended and                        *
         Restated Revolving/Term Security and Collateral Agency Agreement dated as of July 31, 1996, among the Registrant, the Banks and Co-Agents named therein and The Bank of New York as Collateral Agent incorporated by reference to Exhibit 4.5 of the Registrant's 10-Q for the period ended September 30, 1998.

 4.6     Note Agreement between the Registrant and UNUM Life Insurance Company                  *
         of America dated May 16, 1997 incorporated by reference to Exhibit
         10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997


                                        A

Exhibit No.                Description                                                        Page
-----------                -----------                                                        ----

10.1     Employment Agreement dated June 3, 1993, between the Registrant and                    *
         David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993

10.2     (A) Stock Option Agreement between the Registrant and David W. Johnson,                *
         Jr. incorporated by reference to Exhibit 10.8 (A) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993

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

10.4     (A) Deferred Compensation Agreement dated June 3, 1993, between the                    *
         Registrant and David W. Johnson, Jr. incorporated by reference to
         Exhibit 10.10 (A) of the Registrant's Annual Report on Form 10-K for
         the year ended December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson, dated                     *
         January 19, 1994, between Registrant and First Union National Bank of
         North Carolina incorporated by reference to Exhibit 10.10 (C) of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.5     Employment Agreement dated June 30, 1995, between the Registrant and                   *
         Steven F. Herbert incorporated by reference to Exhibit 10.34 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.6     Employment Agreement dated September 25, 1995, between the Registrant                  *
         and Richard M. Duncan incorporated by reference to Exhibit 10.38 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.7     Office Building Lease dated March 8, 1991, as amended by Modification                  *
         of Office Lease dated October 1, 1991, incorporated by reference to
         Exhibit 10.5 of the Registrant's Registration No. 33-53980

10.8     Assignment and Assumption of Office Lease incorporated by reference to                 *
         Exhibit 10.6 of the Registrant's Registration No. 33-53980

10.9     Governmental Real Estate Sub-Lease-Office, between Resource Bancshares                 *
         Mortgage Group, Inc. and the South Carolina Department of Labor,
         Licensing and Regulation incorporated by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         March 31, 1994


                                        B

Exhibit No.                Description                                                        Page
-----------                -----------                                                        ----

10.10    First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office,                *
         between Resource Bancshares Mortgage Group, Inc. and the South Carolina
         Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for
         the period ended June 30, 1994

10.11    Request for Extension of Governmental Real Estate Sub-Lease-Office,                    *
         between the Registrant and the South Carolina Department of Labor,
         Licensing and Regulation dated December 12, 1995 incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995

10.12    Section 125 Plan incorporated by reference to Exhibit 10.17 of the                     *
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.13    Pension Plan incorporated by reference to Exhibit 10.18 of the                         *
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993

10.14    Amendment I to Pension Plan incorporated by reference to Exhibit 10.21                 *
         of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

10.15    Amendment II to Pension Plan incorporated by reference to Exhibit 10.22                *
         of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

10.16    Amendment to Pension Plan effective January 1, 1995 incorporated by                    *
         reference to Exhibit 10.42 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995

10.17    (A) Phantom 401(k) Plan incorporated by reference to exhibit 10.24 of the              *
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1994

         (B) Amendment to Phantom 401(k) Plan                                                 _____

10.18    Resource Bancshares Mortgage Group, Inc. Supplemental Executive                        *
         Retirement Plan incorporated by reference to Exhibit 10.14 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June
         30, 1998.

10.19    First Amendment to Resource Bancshares Mortgage Group, Inc.                            *
         Supplemental Executive Retirement Plan dated October 28, 1998 incorporated by reference to Exhibit 10.19 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998

10.20    Pension Restoration Plan incorporated by reference to Exhibit 10.25                    *
         of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

10.21    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the                  *
         Registrant's Registration No. 33-87536

10.22    Amendment I to Stock Investment Plan incorporated by reference to                      *
         Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994

10.23    Amendment II to Stock Investment Plan dated November 30, 1998                          *
         incorporated by reference To Exhibit 4.1(c) of the Registrant's
         Registration Statement No. 333-68909


                                        C

Exhibit No.                Description                                                        Page
-----------                -----------                                                        ----

10.24    Employee Stock Ownership Plan incorporated by reference to Exhibit                     *
         10.29 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

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

10.28    ESOP Loan and Security Agreement dated January 12, 1995, between the                   *
         Registrant and The Resource Bancshares Mortgage Group, Inc. Employee
         Stock Ownership Trust incorporated by reference to Exhibit 10.31 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1994

10.29    ESOP Loan and Security Agreement dated May 3, 1996, between the                        *
         Registrant and The Resource Bancshares Mortgage Group, Inc. Employee
         Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1996

10.30    ESOP Loan Agreements dated January 20, 1998, April 1, 1998, July 1,                    *
         1998 and October 1, 1998 between the Registrant and The Resource
         Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.30 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998

10.31    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of                *
         the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.32    Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock                    *
         Option Plan and Non-Qualified Stock Option Plan as incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form
         10-Q for the period ended March 31, 1997

10.33    First Amendment to the Formula Stock Option Plan incorporated by                       *
         reference to Exhibit 99.8 of the Registrant's Registration No.
         333-29245 as filed on December 1, 1997

10.34    Second Amendment to Resource Bancshares Mortgage Group, Inc. Formula                   *
         Stock Option Plan dated October 28, 1998 incorporated by reference to
         Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1998

10.35    Amended and Restated Omnibus Stock Award Plan incorporated by reference                *
         to Exhibit 99.10 of the Registrant's Registration No. 333-29245 filed on December 1, 1997


                                        D

Exhibit No.                Description                                                        Page
-----------                -----------                                                        ----

10.36    First Amendment to Omnibus Stock Award Plan and form of Incentive Stock                *
         Option Agreement and Release to the Omnibus Stock Award Plan
         incorporated by reference to Exhibit 10.44 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10.37    Second Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus                   *
         Stock Award Plan dated October 29, 1998 incorporated by reference to
         Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1998

10.38    Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)                    *
         incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.39    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option                    *
         Plan dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996

10.40    Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock                      *
         Option Plan), incorporated by reference to Exhibit 10.41 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1997

10.41    First Amendment to Resource Bancshares Mortgage Group, Inc.                            *
         Non-Qualified Stock Option Plan dated January 29, 1997 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998

10.42    Second Amendment to the Non-Qualified Stock Option Plan dated February                 *
         6, 1998 incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.43    Third Amendment to Resource Bancshares Mortgage Group, Inc.                            *
         Non-Qualified Stock Option Plan dated October 28, 1998 incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998

10.44    Agreement and Release Form of Non-Qualified Stock Option Agreement                     *
         incorporated by reference to Exhibit 10.41 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.45    Amended and Restated Retirement Savings Plan dated April 1, 1996                       *
         incorporated by reference to Exhibit 10.34 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1996

10.46    First Amendment to Amended and Restated Retirement Savings Plan dated                  *
         as of November 8, 1996 incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December
         31, 1996


                                        E

Exhibit No.                Description                                                        Page
-----------                -----------                                                        ----

10.47    Second Amendment to Amended and Restated Retirement Savings Plan dated                 *
         January 1997, incorporated by reference to Exhibit 10.38 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1997

10.48    (A) Agreement of Merger dated April 18, 1997 between Resource                          *
         Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource
         Bancshares Corporation incorporated by reference to Annex A of the
         Registrant's Registration No.333-29245

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

10.49    (A) Mutual Release and Settlement Agreement between the Registrant, Lee                *
         E. Shelton and Constance P. Shelton dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement between                       *
         Registrant, Lee E. Shelton and Constance P. Shelton dated January 31,
         1997 incorporated by reference to Exhibit 10.44 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1997

10.50    Preferred Provider Organization Plan for Retired Executives                            *
         incorporated by reference to Exhibit 10.43 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1998

10.51    Resource Bancshares Mortgage Group, Inc. Flexible Benefits Plan Amended                *
         and Restated as of January 1, 1998 incorporated by reference to Exhibit
         10.51 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

10.52    Voluntary Employees' Beneficiary Association Plan for the Employees of               _____
         Resource Bancshares Mortgage Group, Inc.

11.1     Statement re: Computation of Net Income per Common Share                             _____

27.1     Financial Data Schedule                                                              _____

----------------------------------

* Incorporated by reference



                                        F