Form 10-Q
period 1999-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1999-08-16
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 1999

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from ________________to_______________

Commission File Number 000-21786
                       ---------

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          STATE OF DELAWARE                            57-0962375
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

   7909 Parklane Road, Columbia, SC                          29223
---------------------------------------          -------------------------------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code   (803)741-3000
                                                   -----------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

The number of shares of common stock of the Registrant outstanding as of July 31, 1999, was 21,292,315.


                                     Page 1
                          Exhibit Index on Pages A to F

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                  Form 10-Q for the quarter ended June 30, 1999

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                                                         PAGE
                                                                                                         ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet                                                                     3


            Consolidated Statement of Income                                                               4


            Consolidated Statement of Changes in Stockholders' Equity                                      5


            Consolidated Statement of Cash Flows                                                           6


            Notes to Consolidated Financial Statements                                                     7


ITEM 2.     Management's Discussion and Analysis of                                                       11
     Financial Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                    51


PART II.    OTHER INFORMATION                                                                             52

ITEM 4.     Submission of Matters to a Vote of Security Holders                                           52


ITEM 6.     Exhibits and Reports on Form 8-K                                                              52


SIGNATURES                                                                                                53


EXHIBIT INDEX                                                                                            A-F

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)

                                                                 June 30,          December 31,
                                                                   1999               1998
                                                                -----------        -----------
                                                                (Unaudited)

ASSETS
Cash                                                            $    12,150        $    18,124
Receivables                                                          62,248             80,248
Trading Securities:
   Mortgage-backed securities                                       197,146            385,055
   Residual interests in subprime securitizations                    50,896             45,782
Mortgage loans held for sale                                        595,104          1,056,403
Lease receivables                                                   127,277            102,029
Servicing rights, net                                               185,769            191,022
Premises and equipment, net                                          38,426             35,338
Accrued interest receivable                                           2,987              3,642
Goodwill and other intangibles                                       15,921             16,363
Other assets                                                         38,869             35,629
                                                                -----------        -----------

   Total assets                                                 $ 1,326,793        $ 1,969,635
                                                                ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Short-term borrowings                                        $   951,399        $ 1,566,287
   Long-term borrowings                                               6,313              6,364
   Accrued expenses                                                  12,237             30,098
   Other liabilities                                                118,132            114,728
                                                                -----------        -----------

   Total liabilities                                              1,088,081          1,717,477
                                                                -----------        -----------

Stockholders' equity
   Preferred stock - par value $.01 - 5,000,000 shares
     authorized; no shares issued or outstanding                         --                 --
   Common stock - par value $.01 - 50,000,000 shares
     authorized; 31,637,331 shares issued and outstanding
     at June 30, 1999 and December 31, 1998                             316                316
   Additional paid-in capital                                       307,125            307,114
   Retained earnings                                                 69,498             59,599
   Common stock held by subsidiary at cost - 7,767,099
     shares at June 30, 1999 and December 31, 1998                  (98,953)           (98,953)
   Treasury stock - 2,713,986 and 869,378 shares at
     June 30, 1999 and December 31 1998, respectively               (34,025)           (11,499)
   Unearned shares of employee stock ownership plan -
     395,159 and 353,641 unallocated shares at June 30,
     1999 and December 31, 1998, respectively                        (5,249)            (4,419)
                                                                -----------        -----------

   Total stockholders' equity                                       238,712            252,158
                                                                -----------        -----------
Commitments and contingencies                                            --                 --
   Total liabilities and stockholders' equity                   $ 1,326,793        $ 1,969,635
                                                                ===========        ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                  For the Six Months Ended             For the Quarter Ended
                                                                          June 30,                            June 30,
                                                               ------------------------------      ------------------------------

                                                                   1999              1998              1999              1998
                                                               ------------      ------------      ------------      ------------

REVENUES
     Interest income                                           $     48,631      $     49,640      $     22,276      $     26,659
     Interest expense                                               (33,734)          (39,889)          (14,853)          (21,200)
                                                               ------------      ------------      ------------      ------------
     Net interest income                                             14,897             9,751      $      7,423      $      5,459
     Net gain on sale of mortgage loans                              63,477            83,629            26,188            44,455
     Gain on sale of mortgage servicing rights                        4,823             1,080             1,825               452
     Servicing fees                                                  24,995            19,715            11,997            10,412
     Gain on sale of retail production franchise                         --             1,490                --             1,490
     Other income                                                      (183)            1,407              (312)              433
                                                               ------------      ------------      ------------      ------------
          Total revenues                                            108,009           117,072            47,121            62,701
                                                               ------------      ------------      ------------      ------------
EXPENSES
     Salary and employee benefits                                    37,211            41,562            16,714            20,848
     Occupancy expense                                                6,638             5,431             3,465             2,651
     Amortization and provision for impairment of
       mortgage servicing rights                                     18,302            12,303             9,405             6,674
     General and administrative expenses                             23,183            20,660            12,220            10,868
                                                               ------------      ------------      ------------      ------------
          Total expenses                                             85,334            79,956            41,804            41,041
                                                               ------------      ------------      ------------      ------------

     Income before income taxes                                      22,675            37,116             5,317            21,660
     Income tax expense                                              (8,178)          (14,423)           (1,981)           (8,548)
                                                               ------------      ------------      ------------      ------------
          Net income                                           $     14,497      $     22,693      $      3,336      $     13,112
                                                               ============      ============      ============      ============

     Weighted average common shares outstanding -- Basic         21,587,836        23,084,986        20,958,060        23,102,831
                                                               ============      ============      ============      ============

     Net income per common share -- Basic                      $       0.67      $       0.98      $       0.16      $       0.57
                                                               ============      ============      ============      ============

     Weighted average common shares outstanding -- Diluted       21,800,285        23,464,004        21,138,487        23,511,620
                                                               ============      ============      ============      ============

     Net income per common share -- Diluted                    $       0.66      $       0.97      $       0.16      $       0.56
                                                               ============      ============      ============      ============




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                                Unearned
                                  Common Stock        Additional           Shares of Employee    Common                   Total
   Six Months Ended            -------------------     Paid-in    Retained   Stock Ownership  Stock Held by  Treasury  Stockholders'
     June 30, 1998               Shares     Amount     Capital    Earnings        Plan         Subsidiary      Stock      Equity
-----------------------        ----------   ------     --------   -------- ------------------ -------------  --------  -------------

Balance, December 31, 1997     31,120,383    $ 311     $299,516   $ 17,763     $ (3,498)       $ (98,953)                $215,139
Issuance of restricted stock       20,056        *          328                                                               328
Cash dividends                                                      (2,783)                                                (2,783)
Exercise of stock options         274,215        1         (880)                                               $3,034       2,155
Shares committed to be
    released under Employee
    Stock Ownership Plan                                    214                     438                                       652
Purchase of shares by Employee
    Stock Ownership Plan                                                         (1,000)                                   (1,000)
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                94,676        1        1,532        (67)                                                 1,466
Acquisition of Meritage
    Mortgage Corporation          142,118        2        1,764                                                             1,766
Treasury stock purchases         (200,000)                                                                     (3,034)     (3,034)
Net income                                                          22,693
Total comprehensive income                                                                                                 22,693
                               ----------    -----     --------   --------     --------        ---------       ------    --------

Balance, June 30, 1998         31,451,448    $ 315     $302,474   $ 37,606     $ (4,060)       $ (98,953)      $   --    $237,382
                               ==========    =====     ========   ========     ========        =========       ======    ========



                                                                               Unearned
                                    Common Stock     Additional           Shares of Employee     Common                    Total
   Six Months Ended              ------------------   Paid-in    Retained  Stock Ownership    Stock Held by  Treasury  Stockholders'
     June 30, 1999                 Shares    Amount   Capital    Earnings        Plan           Subsidiary    Stock       Equity
-----------------------          ----------  ------   --------   -------- ------------------  ------------- ---------  -------------

Balance, December 31, 1998       31,637,331  $ 316    $307,114   $ 59,599      $ (4,419)       $ (98,953)   $ (11,499)    $252,158
Issuance of restricted stock                               116                                                  1,285        1,401
Cash dividends                                                     (4,538)                                                  (4,538)
Treasury stock purchases                                                                                      (25,700)     (25,700)
Exercise of stock options                                   (3)                                                     7            4
Shares committed to be released
  under Employee Stock Ownership
  Plan                                                      56                      670                                        726
Purchase of shares by Employee
  Stock Ownership Plan                                                           (1,500)                                    (1,500)
Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                        (158)       (60)                                      1,882        1,664
Net income                                                         14,497
Total comprehensive income                                                                                                  14,497
                                 ----------  -----    --------   --------      --------        ---------    ---------     --------

Balance, June 30, 1999           31,637,331  $ 316    $307,125   $ 69,498      $ (5,249)       $ (98,953)   $ (34,025)    $238,712
                                 ==========  =====    ========   ========      ========        =========    =========     ========


* Amount less than $1






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended June 30,
                                                                                          1999                1998
----------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
    Net income                                                                        $     14,497        $     22,693
    Adjustments to reconcile net income
       to cash provided by (used in) operating activities:
           Depreciation and amortization                                                    20,778              14,886
           Employee Stock Ownership Plan compensation                                          726                 652
           Provision for estimated foreclosure losses and repurchased loans                  5,396               4,016
           Decrease in receivables                                                          18,000               4,484
           Acquisition of mortgage loans                                                (5,954,212)         (8,021,762)
           Proceeds from sales of mortgage loans and mortgage-backed securities          6,662,293           8,029,510
           Acquisition of mortgage servicing rights                                       (168,720)           (157,091)
           Sales of mortgage servicing rights                                              163,045             110,661
           Net gain on sales of mortgage loans and servicing rights                        (68,300)            (84,709)
           Decrease (increase) in accrued interest on loans                                    655                (178)
           Increase in lease receivables                                                   (25,918)            (21,123)
           Increase in other assets                                                         (5,250)             (6,043)
           Increase in residual certificates                                                (5,114)            (10,758)
           (Decrease) increase in accrued expenses and other liabilities                   (14,457)             56,528
----------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities                          643,419             (58,234)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of premises and equipment, net                                                (5,785)             (5,182)
----------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                         (5,785)             (5,182)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from borrowings                                                            18,741,283          17,043,955
    Repayment of borrowings                                                            (19,356,222)        (16,975,723)
    Issuance of restricted stock                                                             1,401                 328
    Shares issued under Dividend Reinvestment and Stock Purchase Plan
      and Stock Investment Plan                                                              1,664               1,466
    Cash dividends                                                                          (4,538)             (2,783)
    Acquisition of treasury stock                                                          (25,700)             (3,034)
    Issuance of treasury stock                                                                                   1,674
    Exercise of stock options                                                                    4                 481
    Loans to Employee Stock Ownership Plan                                                  (1,500)             (1,000)
----------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities                         (643,608)             65,364
----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                             (5,974)              1,948
Cash, beginning of period                                                                   18,124              13,546
----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                   $     12,150        $     15,494
======================================================================================================================




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All Amounts in Thousands Except Per Share Data)
                                  June 30, 1999


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

                  Effective August 2, 1999 the Company implemented changes to its organizational structure, in order to manage increased business diversity of its five distinct businesses: agency-eligible mortgage production, subprime mortgage production, commercial mortgage production, residential mortgage loan servicing and small-ticket equipment leasing. The Company will now operate as a holding company and each primary business will function independently. Holding company staff will coordinate the independent efforts of each unit.

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). However, early adoption is permitted. The Company has not yet determined either the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position or the period in which the statement will be implemented.

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

                  The following is a reconciliation of basic earnings per share to diluted earnings per share for the six months and quarter ended June 30, 1999 and 1998, respectively:

                                                   FOR THE SIX MONTHS ENDED              FOR THE QUARTER ENDED
                                                           JUNE 30,                             JUNE 30,
                                                 -----------------------------       -----------------------------
                                                    1999              1998              1999              1998
                                                 -----------       -----------       -----------       -----------

         Net income                              $    14,497       $    22,693       $     3,336       $    13,112
                                                 -----------       -----------       -----------       -----------
         Average common shares outstanding        21,587,836        23,084,986        20,958,060        23,102,831
                                                 -----------       -----------       -----------       -----------
         Earnings per share - basic              $      0.67       $      0.98       $      0.16       $      0.57
                                                 -----------       -----------       -----------       -----------
         Dilutive stock options                      212,449           379,018           180,427           408,789
         Average common and common
             equivalent shares outstanding        21,800,285        23,464,004        21,138,487        23,511,620
                                                 -----------       -----------       -----------       -----------
         Earnings per share - diluted            $      0.66       $      0.97       $      0.16       $      0.56
                                                 -----------       -----------       -----------       -----------

                  Options to purchase 1,110,618 shares of common stock at prices ranging between $13.20 - $17.75 per share were outstanding during the first six months of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                  Options to purchase 1,163,793 shares of common stock at prices ranging between $11.79 - $17.75 per share were outstanding during the second quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                  Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the six months and quarter ended June 30, 1999 and 1998, respectively:


                                                 RESIDENTIAL
                                            ----------------------
($ IN THOUSANDS)                             MORTGAGE PRODUCTION
                                            ----------------------    AGENCY -
                                            AGENCY -                  ELIGIBLE    COMMERCIAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999*     ELIGIBLE     SUBPRIME     SERVICING    MORTGAGE      LEASING       OTHER    CONSOLIDATED
---------------------------------------     ---------    ---------    ---------    ---------    ---------    ---------  ------------

Net interest income                         $   6,097    $   7,456    $  (2,383)   $     214    $   3,389    $     124    $  14,897

Net gain on sale of mortgage loans             50,078       10,374                     3,025                                 63,477

Gain on sale of mortgage servicing rights                                 4,823                                               4,823

Servicing fees                                                           22,242        2,133          327          293       24,995

Other income                                      458       (1,559)         344           31          534            9         (183)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
 Total revenues                                56,633       16,271       25,026        5,403        4,250          426      108,009
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Salary and employee benefits                   23,651        6,784        1,805        3,248        1,353          370       37,211

Occupancy expense                               4,328        1,252          207          541          214           96        6,638

Amortization and provision for impairment
     of mortgage servicing rights                                        17,320          982                                 18,302

General and administrative expenses            12,860        4,461        3,478          933        1,356           95       23,183
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total expenses                            40,839       12,497       22,810        5,704        2,923          561       85,334
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes                     15,794        3,774        2,216         (301)       1,327         (135)      22,675

Income tax expense                             (5,644)      (1,349)        (792)          91         (543)          59       (8,178)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                                  $  10,150    $   2,425    $   1,424    $    (210)   $     784    $     (76)   $  14,497
                                            =========    =========    =========    =========    =========    =========    =========


                                                        RESIDENTIAL
                                            -----------------------------------
($ IN THOUSANDS)                             MORTGAGE PRODUCTION
                                            ----------------------     AGENCY -
                                            AGENCY -                  ELIGIBLE     COMMERCIAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998*     ELIGIBLE     SUBPRIME     SERVICING     MORTGAGE     LEASING       OTHER    CONSOLIDATED
---------------------------------------     ---------    ---------    ---------    ----------   ---------    ---------  ------------

Net interest income                         $   3,869    $   3,413                  $     260   $   1,982    $     227    $   9,751

Net gain on sale of mortgage loans             66,765       13,382                      3,482                                83,629

Gain on sale of mortgage servicing rights                             $   1,080                                               1,080

Servicing fees                                                           17,230        1,812          509          164       19,715

Other income                                    1,695          137          141           (2)         425          501        2,897
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total revenues                            72,329       16,932       18,451        5,552        2,916          892      117,072
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Salary and employee benefits                   28,031        7,589        1,648        2,920        1,030          344       41,562

Occupancy expense                               3,692          871          218          389          166           95        5,431

Amortization of mortgage servicing rights                                11,649          654                                 12,303

General and administrative expenses            12,945        2,115        3,117          843        1,264          376       20,660
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

     Total expenses                            44,668       10,575       16,632        4,806        2,460          815       79,956
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes                     27,661        6,357        1,819          746          456           77       37,116

Income tax expense                            (10,940)      (2,249)        (710)        (282)        (188)         (54)     (14,423)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                                  $  16,721    $   4,108    $   1,109    $     464    $     268    $      23    $  22,693
                                            =========    =========    =========    =========    =========    =========    =========


*Revenues and expenses have been allocated on a direct basis to the extent possible. Corporate overhead expenses have been allocated to agency-eligible mortgage production. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                       RESIDENTIAL
                                            --------------------------------
($ IN THOUSANDS)                            MORTGAGE PRODUCTION
                                            --------------------   AGENCY -
                                            AGENCY -               ELIGIBLE    COMMERCIAL
FOR THE QUARTER ENDED JUNE 30, 1999*        ELIGIBLE    SUBPRIME   SERVICING    MORTGAGE    LEASING      OTHER    CONSOLIDATED
------------------------------------        --------    --------   ---------   ----------   --------    --------  ------------

Net interest income                         $  2,508    $  3,983    $   (994)   $    120    $  1,744    $     62    $  7,423

Net gain on sale of mortgage loans            16,885       7,517                   1,786                              26,188

Gain on sale of mortgage servicing rights                              1,825                                           1,825

Servicing fees                                                        10,539       1,158         166         134      11,997

Other income                                    (276)       (627)        183          20         383           5        (312)
                                            --------    --------    --------    --------    --------    --------    --------
     Total revenues                           19,117      10,873      11,553       3,084       2,293         201      47,121
                                            --------    --------    --------    --------    --------    --------    --------
Salary and employee benefits                   9,950       3,483         907       1,510         713         151      16,714

Occupancy expense                              2,264         669         100         278         110          44       3,465

Amortization and provision for impairment
     of mortgage servicing rights                                      8,887         518                               9,405

General and administrative expenses            7,006       2,390       1,700         503         603          18      12,220
                                            --------    --------    --------    --------    --------    --------    --------
     Total expenses                           19,220       6,542      11,594       2,809       1,426         213      41,804
                                            --------    --------    --------    --------    --------    --------    --------
Income before income taxes                      (103)      4,331         (41)        275         867         (12)      5,317

Income tax expense                                 5      (1,546)         10        (128)       (351)         29      (1,981)
                                            --------    --------    --------    --------    --------    --------    --------
Net income                                  $    (98)   $  2,785    $    (31)   $    147    $    516    $     17    $  3,336
                                            ========    ========    ========    ========    ========    ========    ========



($ IN THOUSANDS)                                       RESIDENTIAL
                                            ---------------------------------
                                            MORTGAGE PRODUCTION
                                            --------------------    AGENCY -
                                            AGENCY -                ELIGIBLE   COMMERCIAL
FOR THE QUARTER ENDED JUNE 30, 1998*        ELIGIBLE    SUBPRIME    SERVICING    MORTGAGE   LEASING      OTHER    CONSOLIDATED
------------------------------------        --------    --------    ---------  ----------   --------    --------  ------------

Net interest income                         $  2,133    $  2,066                $    131    $  1,036    $     93    $  5,459

Net gain on sale of mortgage loans            35,724       7,211                   1,520                              44,455

Gain on sale of mortgage servicing rights                           $    452                                             452

Servicing fees                                                         9,110         897         241         164      10,412

Other income                                   1,608        (258)         48          (4)        206         323       1,923
                                            --------    --------    --------    --------    --------    --------    --------
     Total revenues                           39,465       9,019       9,610       2,544       1,483         580      62,701
                                            --------    --------    --------    --------    --------    --------    --------
Salary and employee benefits                  13,690       4,290         820       1,399         477         172      20,848

Occupancy expense                              1,720         499          98         203          86          45       2,651

Amortization and provision for impairment
     of mortgage servicing rights                                      6,347         327                               6,674

General and administrative expenses            6,803       1,163       1,597         427         677         201      10,868
                                            --------    --------    --------    --------    --------    --------    --------
     Total expenses                           22,213       5,952       8,862       2,356       1,240         418      41,041
                                            --------    --------    --------    --------    --------    --------    --------
Income before income taxes                    17,252       3,067         748         188         243         162      21,660

Income tax expense                            (6,983)       (998)       (303)        (70)       (107)        (87)     (8,548)
                                            --------    --------    --------    --------    --------    --------    --------
Net income                                  $ 10,269    $  2,069    $    445    $    118    $    136    $     75    $ 13,112
                                            ========    ========    ========    ========    ========    ========    ========


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

         A summary of production by source for the periods indicated is set forth below:

($ IN THOUSANDS)                               AT OR FOR THE SIX MONTHS        AT OR FOR THE QUARTER
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                               -------------------------     ------------------------
                                                  1999           1998           1999           1998
                                               ----------     ----------     ----------     ----------

Agency-Eligible Loan Production:
    Correspondent                              $4,120,525     $5,659,460     $1,692,504     $2,764,060
    Wholesale                                   1,155,730      1,483,489        443,908        748,629
    Retail                                             --        264,059             --         76,178
                                               ----------     ----------     ----------     ----------
Total Agency-Eligible Loan Production           5,276,255      7,407,008      2,136,412      3,588,867
    Subprime Loan Production                      369,855        252,132        185,744        146,146
    Commercial Mortgage (for Investors and
      Conduits) Loan Production                   308,102        362,622        157,950        170,107
    Lease Production                               44,865         33,543         24,340         20,703
                                               ----------     ----------     ----------     ----------
Total Mortgage Loan and Lease Production       $5,999,077     $8,055,305     $2,504,446     $3,925,823
                                               ==========     ==========     ==========     ==========

         Initially, the Company was focused exclusively on purchasing agency-eligible mortgage loans through its correspondents. In order to diversify its sources of residential loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 and a subprime division in 1997. Management anticipates that its higher margin wholesale and subprime production will account for an increasing percentage of total residential mortgage loan production as those divisions are expanded more rapidly than correspondent operations. In order to further diversify its sources of production and revenue, the Company acquired Resource Bancshares Corporation (RBC) in December 1997. Through RBC, the Company originates small-ticket commercial equipment leases and commercial mortgage loans. These two sources of production accounted for approximately 6% and 7% of the Company's total production for the six months ended June 30, 1999 and the second quarter of 1999, respectively.

         A summary of key information relevant to industry residential mortgage loan production activity is set forth below:


($ IN THOUSANDS)                                           AT OR FOR THE QUARTER ENDED JUNE 30,
                                                           ------------------------------------
                                                                 1999                1998
                                                             ------------        ------------

U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                   $368,000,000        $352,000,000
    Adjustable Rate Mortgage Market Share                           16.00%              14.00%
    Estimated Fixed Rate Mortgage Originations               $309,000,000        $303,000,000

Company Information:
    Residential Loan Production                              $  2,322,156        $  3,588,867
    Estimated Company Market Share                                   0.63%               1.02%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company's total residential mortgage production decreased by 36% to $2.3 billion for the second quarter of 1999 from $3.6 billion for the second quarter of 1998. This decrease is primarily due to the overall level of competition in the marketplace among residential mortgage originators.

Correspondent Loan Production

         The Company purchases closed mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, larger mortgage brokers and smaller savings and loan associations and commercial banks that have met the Company's approval requirements.

         A summary of key information relevant to the Company's correspondent residential loan production activities is set forth below:

($ IN THOUSANDS)                                 AT OR FOR THE SIX MONTHS               AT OR FOR THE QUARTER
                                                      ENDED JUNE 30,                        ENDED JUNE 30,
                                              ------------------------------        ------------------------------
                                                 1999               1998               1999               1998
                                              -----------        -----------        -----------        -----------

Correspondent Loan Production                 $ 4,120,525        $ 5,659,460        $ 1,692,504        $ 2,764,060
Estimated Correspondent Market Share (1)             0.57%              0.85%              0.46%              0.79%
Approved Correspondents                               867                901                867                901
Correspondent Division Expenses                    32,365             31,333             15,303             16,594


(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company's correspondent loan production decreased by 39% to $1.7 billion for the second quarter of 1999 from $2.8 billion for the second quarter of 1998. This decrease in production is primarily due to the current level of competition in the market place as well as a rise in mortgage interest rates during the second quarter of 1999. While production declined 39% from quarter to quarter, correspondent division expenses declined by only 8%. This is primarily due to the fact that corporate overhead expenses are allocated to the correspondent division. These costs are primarily fixed in nature and did not decline with the decline in production. The number of approved correspondent lenders decreased 4% from quarter to quarter as the Company focused on maintenance of those correspondent relationships most compatible with the Company's overall business strategies.

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

($ IN THOUSANDS)                                     AT OR FOR THE SIX MONTHS         AT OR FOR THE QUARTER
                                                          ENDED JUNE 30,                  ENDED JUNE 30,
                                                    --------------------------      --------------------------
                                                       1999            1998            1999            1998
                                                    ----------      ----------      ----------      ----------

Wholesale Loan Production                           $1,155,730      $1,483,489      $  443,908      $  748,629
Estimated Wholesale Market Share (1)                      0.16%           0.22%           0.12%           0.21%
Wholesale Division Direct Operating Expenses        $    8,474      $    7,740      $    3,917      $    3,943
Approved Brokers                                         3,669           3,085           3,669           3,085
Number of Branches                                          17              15              17              15
Number of Employees                                        186             153             186             153

(1) Source:  Mortgage Bankers Association of America, Economics Department.

         Wholesale loan production decreased 41% ($304.7 million) from $748.6 million for the second quarter of 1998 to $443.9 million for the second quarter of 1999 primarily as a result of increased competition in the marketplace, and an industry wide decline in refinancings.

         Strategically, management anticipates focusing over the longer term on continued expansion of its wholesale presence nationwide due to the relatively higher margins attributable to this channel. Management anticipates that the wholesale division will account for an increasing percentage of the Company's total loan production.

Retail Loan Production

         Effective May 1, 1998, the Company sold its retail production franchise to CFS Bank. Retail loan production and retail divisional direct operating expenses for the six months ended June 30, 1998 were $264.1 million and $5.6 million, respectively.

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

         A summary of key information relevant to the Company's subprime production activities is set forth below:

($ IN THOUSANDS)                               AT OR FOR THE SIX MONTHS     AT OR FOR THE QUARTER
                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                               ------------------------     ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------

Subprime Loan Production                        $369,855      $252,132      $185,744      $146,146
Estimated Subprime Market Share (1)                 0.05%         0.04%         0.05%         0.04%
Subprime Division Direct Operating Expenses     $ 12,497      $ 10,575      $  6,542      $  5,952
Number of Brokers                                  2,182         1,659         2,182         1,659
Number of Employees                                  332           220           332           220
Number of Branches                                    19            17            19            17

(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company continues to expand its subprime operations. The Company increased its number of brokers by 523 and added two new subprime branches between June 30, 1998 and June 30, 1999. As a result, subprime production increased approximately 27% from quarter to quarter. As a result of excess operational capacity, subprime direct operating costs increased by only 10% from quarter to quarter.

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

($ IN THOUSANDS)                                          AT OR FOR THE SIX MONTHS   AT OR FOR THE QUARTER
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                          ------------------------   ---------------------
                                                             1999         1998         1999         1998
                                                           --------     --------     --------     --------

Commercial Mortgage Production                             $308,102     $362,622     $157,950     $170,107
Commercial Mortgage Division Direct Operating Expenses     $  5,704     $  4,806     $  2,809     $  2,356
Number of Branches                                               13           11           13           11
Number of Employees                                              94           75           94           75

Lease Production

         The Company's leasing division, Republic Leasing, originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. A summary of key information relevant to the Company's lease production activities is set forth below:

($ IN THOUSANDS)                           AT OR FOR THE SIX MONTHS   AT OR FOR THE QUARTER
                                                ENDED JUNE 30,           ENDED JUNE 30,
                                           ------------------------   ---------------------
                                              1999        1998          1999        1998
                                             -------     -------       -------     -------

Lease Production                             $44,865     $33,543       $24,340     $20,703
Lease Division Direct Operating Expenses     $ 2,923     $ 2,460       $ 1,426     $ 1,240
Number of Brokers                                198         210           198         210
Number of Employees                               66          61            66          61

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

         A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

($ IN THOUSANDS)                                      AT OR FOR THE SIX MONTHS             AT OR FOR THE QUARTER
                                                           ENDED JUNE 30,                      ENDED JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       1999              1998              1999              1998
                                                   ------------      ------------      ------------      ------------

Underlying Unpaid Principal Balances:
    Beginning Balance *                            $  9,865,100      $  7,125,222      $  9,735,754      $  7,980,181
    Agency-Eligible Loan Production (net of
         servicing-released production) *             5,265,702         7,831,922         2,132,353         3,589,235
    Bulk Acquisitions*                                       --           122,467                --           122,467
    Net Change in Work-in-Progress*                     196,507           (67,610)            6,052           337,045
    Sales of Servicing*                              (6,104,726)       (4,804,235)       (3,101,473)       (2,269,219)
    Paid-In-Full Loans*                                (649,056)         (650,891)         (283,327)         (284,255)
    Amortization, Curtailments and Other, net*         (162,837)         (187,549)          (78,669)         (106,128)
                                                   ------------      ------------      ------------      ------------
    Ending Balance*                                   8,410,690         9,369,326         8,410,690         9,369,326
    Subservicing Ending Balance                       3,111,358         2,624,893         3,111,358         2,624,893
                                                   ------------      ------------      ------------      ------------
Total Underlying Unpaid Principal Balances         $ 11,522,048      $ 11,994,219      $ 11,522,048      $ 11,994,219
                                                   ============      ============      ============      ============

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

         Of the $8.4 billion and $9.3 billion unpaid principal balance at June 30, 1999 and 1998, approximately $5.9 billion and $5.1 billion, respectively, are classified as available for sale, while $2.5 billion and $4.2 billion, respectively, are classified as held for sale.

A summary of agency-eligible servicing statistics follows:

($ IN THOUSANDS)                                     AT OR FOR THE SIX MONTHS             AT OR FOR THE QUARTER
                                                          ENDED JUNE 30,                      ENDED JUNE 30,
                                                  ------------------------------      ------------------------------
                                                      1999              1998              1999              1998
                                                  ------------      ------------      ------------      ------------

Average Underlying Unpaid Principal Balances
    (including subservicing)                      $ 13,110,771      $ 10,888,995      $ 12,739,230      $ 11,451,709
Weighted Average Note Rate*                               7.30%             7.44%             7.30%             7.44%
Weighted Average Servicing Fee*                           0.43%             0.39%             0.43%             0.39%
Delinquency (30+ days) Including Bankruptcies
    and Foreclosures*                                     2.27%             2.29%             2.27%             2.29%
Number of Servicing Division Employees                     149               160               149               160

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

         The $1.29 billion, or 11%, increase in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the second quarter of 1999 as compared to the second quarter of 1998 is primarily related to the Company's increased loan production volumes during the latter part of 1998. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, increased production volumes generally result in a higher volume of mortgage servicing rights held in inventory pending sale. In addition during 1998 and the first six months of 1999, the Company decided to retain a portion of the servicing rights associated with its production.

Commercial Mortgage Servicing

         Laureate originates commercial mortgage loans for investors and in most cases, Laureate retains the right to service the loans. A summary of key information relevant to the Company's commercial mortgage servicing activities is set forth below:

($ IN THOUSANDS)                                               AT JUNE 30,
                                                   ----------------------------------
                                                       1999                 1998
                                                   -------------        -------------

Commercial Mortgage Loan Servicing Portfolio       $   3,951,343        $   3,043,477
Weighted Average Note Rate                                  8.07%                8.29%
Delinquencies (30+ Days)                                    0.50%                0.74%

Lease Servicing

         The Company's leasing division services leases that are owned by the Company and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

($ IN THOUSANDS)                                             AT JUNE 30,
                                                      ------------------------
                                                        1999            1998
                                                      --------        --------

Owned Lease Servicing Portfolio                       $124,139        $ 70,581
Serviced For Investors Servicing Portfolio              24,068          54,423
                                                      --------        --------
Total Managed Lease Servicing Portfolio               $148,207        $125,004
                                                      ========        ========
Weighted Average Net Yield For Managed
     Lease Servicing Portfolio                           10.76%          10.74%
Delinquencies (30+ Days) Managed Lease
     Servicing Portfolio                                  1.49%           2.45%

Consolidated Coverage Ratios

         A summary of the Company's consolidated ratios of servicing fees and interest income from owned leases to cash operating expenses net of amortization and depreciation follows:

($ IN THOUSANDS)                                          AT OR FOR THE SIX MONTHS            AT OR FOR THE QUARTER
                                                               ENDED JUNE 30,                     ENDED JUNE 30,
                                                          -------------------------         -------------------------
                                                            1999             1998             1999             1998
                                                          --------         --------         --------         --------

Total Company Servicing Fees                              $ 24,995         $ 19,715         $ 11,997         $ 10,412
Net Interest Income from Owned Leases                        3,389            1,982            1,744            1,036
                                                          --------         --------         --------         --------
Total Servicing Fees and Interest from Owned Leases       $ 28,384         $ 21,697         $ 13,741         $ 11,448
                                                          --------         --------         --------         --------
Total Company Operating Expenses                          $ 85,334         $ 79,956         $ 41,804         $ 41,041
Total Company Amortization and Depreciation                (20,778)         (14,886)         (10,240)          (7,902)
                                                          --------         --------         --------         --------
Total Company Operating Expenses, Net of
   Amortization and Depreciation                          $ 64,556         $ 65,070         $ 31,564         $ 33,139
                                                          --------         --------         --------         --------
Coverage Ratio                                                  44%              33%              44%              35%
                                                          ========         ========         ========         ========


         Although the Company's coverage ratio is still below the Company's target level of between 50% and 80%, there was improvement in the coverage ratio for the second quarter and six months ended June 30, 1999 primarily due to the decline in production. Effective May 1, 1998, the Company sold its retail production franchise, which accounted for $5.6 million and $1.7 million of the Company's cash operating expenses for the six months and quarter ended June 30, 1998, respectively. Without retail division operating expenses, the Company's coverage ratio would have been 36% for both the six months and quarter ended June 30, 1998. As market conditions permit, management would expect to bring this ratio back in line with the stated objective.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

SUMMARY BY OPERATING DIVISION

         Net income per common share on a diluted basis for the first six months of 1999 was $0.66 as compared to $0.97 for the first six months of 1998. This 32% decrease in net income per common share was less than the 36% decrease in net income primarily due to the impact of the Company's stock repurchase program which reduced the number of weighted average shares outstanding across comparative periods. Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the six months ended June 30, 1999 and 1998, respectively:

($ IN THOUSANDS)                                        RESIDENTIAL
                                           -----------------------------------
                                            MORTGAGE PRODUCTION
                                           ----------------------    AGENCY -
                                           AGENCY -                  ELIGIBLE    COMMERCIAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999*    ELIGIBLE     SUBPRIME     SERVICING    MORTGAGE      LEASING       OTHER    CONSOLIDATED
---------------------------------------    ---------   ----------    ---------   ----------    ---------    ---------  ------------

Net interest income                        $   6,097    $   7,456    $  (2,383)   $     214    $   3,389    $     124    $  14,897

Net gain on sale of mortgage loans            50,078       10,374                     3,025                                 63,477

Gain on sale of mortgage servicing rights                                4,823                                               4,823

Servicing fees                                                          22,242        2,133          327          293       24,995

Other income                                     458       (1,559)         344           31          534            9         (183)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total revenues                           56,633       16,271       25,026        5,403        4,250          426      108,009
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Salary and employee benefits                  23,651        6,784        1,805        3,248        1,353          370       37,211

Occupancy expense                              4,328        1,252          207          541          214           96        6,638

Amortization and provision for impairment
     of mortgage servicing rights                                       17,320          982                                 18,302

General and administrative expenses           12,860        4,461        3,478          933        1,356           95       23,183
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total expenses                           40,839       12,497       22,810        5,704        2,923          561       85,334
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes                    15,794        3,774        2,216         (301)       1,327         (135)      22,675

Income tax expense                            (5,644)      (1,349)        (792)          91         (543)          59       (8,178)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                                 $  10,150    $   2,425    $   1,424    $    (210)   $     784    $     (76)   $  14,497
                                           =========    =========    =========    =========    =========    =========    =========


($ IN THOUSANDS)                                          RESIDENTIAL
                                            -----------------------------------
                                             MORTGAGE PRODUCTION
                                            ----------------------    AGENCY -
                                            AGENCY -                  ELIGIBLE    COMMERCIAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998*     ELIGIBLE     SUBPRIME     SERVICING    MORTGAGE      LEASING       OTHER    CONSOLIDATED
---------------------------------------     ---------    ---------    ---------   ----------    ---------    ---------  ------------

Net interest income                         $   3,869    $   3,413                 $     260    $   1,982    $     227    $   9,751

Net gain on sale of mortgage loans             66,765       13,382                     3,482                                 83,629

Gain on sale of mortgage servicing rights                             $   1,080                                               1,080

Servicing fees                                                           17,230        1,812          509          164       19,715

Other income                                    1,695          137          141           (2)         425          501        2,897
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total revenues                            72,329       16,932       18,451        5,552        2,916          892      117,072
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Salary and employee benefits                   28,031        7,589        1,648        2,920        1,030          344       41,562

Occupancy expense                               3,692          871          218          389          166           95        5,431

Amortization and provision for impairment
     of mortgage servicing rights                                        11,649          654                                 12,303

General and administrative expenses            12,945        2,115        3,117          843        1,264          376       20,660
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
     Total expenses                            44,668       10,575       16,632        4,806        2,460          815       79,956
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes                     27,661        6,357        1,819          746          456           77       37,116

Income tax expense                            (10,940)      (2,249)        (710)        (282)        (188)         (54)     (14,423)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                                  $  16,721    $   4,108    $   1,109    $     464    $     268    $      23    $  22,693
                                            =========    =========    =========    =========    =========    =========    =========

*Revenues and expenses have been allocated on a direct basis to the extent possible. Corporate overhead expenses have been allocated to agency-eligible mortgage production. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.

($ IN THOUSANDS)                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------
                                                            1999             1998
                                                         ----------       ----------

Net interest income                                      $    6,097       $    3,869
Net gain on sale of mortgage loans                           50,078           66,765
Other income                                                    458            1,695
                                                         ----------       ----------
     Total production revenue                                56,633           72,329
                                                         ----------       ----------
Salary and employee benefits                                 23,651           28,031
Occupancy expense                                             4,328            3,692
General and administrative expenses                          12,860           12,945
                                                         ----------       ----------
     Total production expenses                               40,839           44,668
                                                         ----------       ----------
      Net pre-tax production margin                      $   15,794       $   27,661
                                                         ----------       ----------

Production                                               $5,276,255       $7,407,008
Pool delivery                                             5,710,345        7,171,373

Total production revenue to pool delivery                    99 bps          101 bps
Total production expenses to production                      77 bps           60 bps
                                                         ----------       ----------
      Net pre-tax production margin                          22 bps           41 bps
                                                         ==========       ==========

Summary

         The production revenue to pool delivery ratio decreased two basis points, or 2%, for the first six months of 1999 as compared to the first six months of 1998. Net gain on sale of mortgage loans (88 basis points for 1999 versus 93 basis points for 1998) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume. Net interest income increased from 5 basis points in 1998 to 11 basis points in 1999 primarily as a result of the generally steeper yield curve environment. The production expenses to production ratio increased 17 basis points, or 28%, for the first six months of 1999 as compared to the first six months of 1998. This was due to a 29% decrease in production volumes while operating expenses were decreased by only 9%. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin decreased 19 basis points, or 46%, to 22 basis points while in absolute dollars it decreased $11.9 million, or 43%.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the six months ended June 30, 1999 and 1998, respectively.

($ in thousands)                                                                                         Variance
      Average Volume       Average Rate                                         Interest              Attributable to
---------------------------------------                                    -----------------   ------------------------------
    1999         1998      1999    1998                                      1999      1998    Variance      Rate     Volume
---------------------------------------                                    --------------------------------------------------

                                           INTEREST INCOME
                                           Mortgages Held for Sale and
$  889,631   $11,178,375   6.59%   6.89%    Mortgage-Backed Securities     $29,330   $40,592   $(11,262)   $(1,316)   $(9,946)
---------------------------------------                                    --------------------------------------------------
                                           INTEREST EXPENSE
$  386,100   $   464,620   3.62%   4.62%   Warehouse Line                  $ 6,923   $10,643   $ (3,720)   $(1,921)   $(1,799)
   492,144       681,723   5.15%   5.88%   Gestation Line                   12,559    19,869     (7,310)    (1,785)    (5,525)
   120,119        94,282   5.85%   6.79%   Servicing Secured Line            3,486     3,174        312       (558)       870
    29,790        33,067   5.22%   5.89%   Servicing Receivables Line          771       966       (195)       (99)       (96)
     7,728         6,731   8.22%   7.88%   Other Borrowings                    315       263         52         13         39
                                           Facility Fees & Other Charges     1,418     1,808       (390)                 (390)
---------------------------------------                                    --------------------------------------------------
$1,035,881   $ 1,280,423   4.96%   5.78%   Total Interest Expense          $25,472   $36,723   $(11,251)   $(4,350)   $ 6,901)
---------------------------------------                                    --------------------------------------------------
                                           Net Interest Income Before
                           1.63%   1.11%   Interdivisional Allocations     $ 3,858   $ 3,869   $    (11)   $ 3,034    $(3,045)
                           ============                                    ==================================================
                                           Allocation to Agency-Eligible
                                            Servicing Division               2,239       N/A
                                                                           -----------------
                                           Net Interest Income             $ 6,097   $ 3,869
                                                                           =================

         Net interest income from agency-eligible production before interdivisional allocations remained constant at $3.9 million for the first six months of both 1999 and 1998. The 52 basis point increase in the interest-rate spread was primarily the result of the steeper yield curve environment in the first six months of 1999 compared to the first six months of 1998. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                         1999               1998
                                                                      -----------        -----------

Gross proceeds on sales of mortgage loans                             $ 5,726,984        $ 7,239,752
Initial unadjusted acquisition cost of mortgage loans sold, net
  of hedge results                                                      5,724,786          7,237,275
                                                                      -----------        -----------
Unadjusted gain on sale of mortgage loans                                   2,198              2,477

Loan origination and correspondent program administrative
  fees                                                                     13,148             19,836
                                                                      -----------        -----------
Unadjusted aggregate margin                                                15,346             22,313
Acquisition basis allocated to mortgage servicing rights (SFAS
  No. 125)                                                                 35,782             43,856
Net deferred costs and administrative fees recognized                      (1,050)               596
                                                                      -----------        -----------
Net gain on sale of agency-eligible mortgage loans                    $    50,078        $    66,765
                                                                      ===========        ===========

         Net gain on sale of agency-eligible mortgage loans decreased $16.7 million (25%) from $66.8 million for the first six months of 1998 to $50.1 million for the first six months of 1999. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

Other Income

         In November 1998, the Company formed a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for agency-eligible mortgage loans initially purchased or produced by the Company. During the first six months of 1999, the Company recognized premium and investment income of approximately $0.4 million that has been included as other income in the agency-eligible production segment. The primary reason for the $1.2 million decline in other income from period to period is due to the nonrecurring gain of $1.5 million from the sale of the retail production franchise in the first six months of 1998.

Salary and Employee Benefits

         Salary and employee benefits for the six months ended June 30, 1999 declined $4.4 million or 16% as compared to the six months ended June 30, 1998. The agency-eligible production decline led to declines in variable compensation costs such as commissions, incentives, overtime, and contract labor.

SUBPRIME MORTGAGE OPERATIONS

         Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

($ IN THOUSANDS)                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                         1999             1998
                                                                       ---------        ---------

Net interest income                                                    $   7,456        $   3,413

Net gain on sale of mortgage loans                                        10,374           13,382

Other income                                                              (1,559)             137
                                                                       ---------        ---------
     Total production revenue                                             16,271           16,932
                                                                       ---------        ---------
Salary and employee benefits                                               6,784            7,589

Occupancy expense                                                          1,252              871

General and administrative expenses                                        4,461            2,115
                                                                       ---------        ---------
     Total production expenses                                            12,497           10,575
                                                                       =========        =========
     Net pre-tax production margin                                     $   3,774        $   6,357
                                                                       =========        =========

Production                                                             $ 369,855        $ 252,132
Whole loan sales and securitizations                                     322,910          214,971

Total production revenue to whole loan sales and securitizations         504 bps          788 bps
Total production expenses to production                                  338 bps          419 bps
                                                                       ---------        ---------
      Net pre-tax production margin                                      166 bps          369 bps
                                                                       =========        =========

Summary

         During the first six months of 1999, the Company produced $369.9 million of subprime loans and sold $196.9 million in whole loan transactions and delivered $126.0 million into the secondary markets through securitization transactions. At June 30, 1999, the Company had unsold subprime mortgage loans of $145.1 million. Overall, the subprime division operated during the first six months of 1999 at a 1.66% pre-tax production margin. The pretax margin decline of 203 basis points from the six months ended June 30, 1999, to the six months ended June 30, 1998, is primarily attributable to a 259 basis point decline in the gain on sale of subprime mortgage loans. This decline is primarily attributable to compressed margins in the subprime market during the first six months of 1999.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the six months ended June 30, 1999 and 1998, respectively.

($ in thousands)                                                                                          Variance
   Average Volume      Average Rate                                            Interest               Attributable to
------------------------------------                                       ----------------           ---------------
  1999       1998      1999     1998                                         1999     1998   Variance   Rate   Volume
------------------------------------                                       ------------------------------------------

                                          INTEREST INCOME
                                          Mortgages Held for Sale and
$232,845   $111,877   10.24%    9.72%      Residual Certificates           $11,916   $5,439   $6,477   $ 596   $5,881
------------------------------------                                       ------------------------------------------
                                          INTEREST EXPENSE
$170,984   $ 69,590    5.43%    5.87%     Total Interest Expense           $ 4,604   $2,026   $2,578   $(374)   2,952
------------------------------------                                       ------------------------------------------
                                          Net Interest Income Before
                       4.81%    3.85%      Interdivisional Allocations     $ 7,312   $3,413   $3,899   $ 970   $2,929
                       -------------                                       ------------------------------------------
                                          Allocation to Agency-Eligible
                                           Servicing Division                  144      N/A
                                                                           ----------------
                                          Net Interest Income              $ 7,456   $3,413
                                                                           ================

         Net interest income from subprime products increased 114% to $7.3 million for the first six months of 1999 as compared to $3.4 million for the first six months of 1998. This was primarily the result of the increase in subprime loan production volume and the generally steeper yield curve environment and an increase in accretion income earned on residual interests from $1.4 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

         A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                         1999             1998
                                                                       ---------        ---------

Gross proceeds on securitization of subprime mortgage loans            $ 124,242        $ 124,237
Initial acquisition cost of subprime mortgage loans securitized,
  net of fees                                                            126,043          126,975
                                                                       ---------        ---------
Unadjusted loss on securitization of subprime mortgage loans              (1,801)          (2,738)
Initial capitalization of residual certificates                            8,867            9,262
Net deferred costs and administrative fees recognized                     (2,008)             N/A
                                                                       ---------        ---------
Net gain on securitization of subprime mortgage loans                  $   5,058        $   6,524
                                                                       =========        =========

         The Company assesses the fair value of residual certificates quarterly, based on an independent third party valuation and other factors. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificates. Significant assumptions used at June 30, 1999 for all residual certificates then held by the Company include a discount rate of 13%, a constant default rate of 3% and a loss severity rate of 25%, and ramping periods are based on prepayment penalty periods and adjustable rate mortgage first reset dates. Constant prepayment rate assumptions specific to the individual certificates for purposes of the June 30, 1999 valuations are set forth below:

                                      1997-1        1997-2        1998-1        1998-2        1999-1          OTHER
                                      -------       -------       -------       -------       -------        -------

  Prepayment Speeds
    Fixed rate mortgages              32% cpr       30% cpr       28% cpr       28% cpr       28% cpr        32% cpr
    Adjustable rate mortgages         32% cpr       30% cpr       28% cpr       28% cpr       28% cpr        24% cpr

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

         As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.48 times the implied excess yield at June 30, 1999, as compared to the 1.41 multiple implied at March 31, 1999. The table below represents balances as of June 30, 1999, unless otherwise noted.

($ IN THOUSANDS)                                    SECURITIZATIONS
                             --------------------------------------------------------------       --------   -------      --------
                             1997-1       1997-2        1998-1        1998-2        1999-1        Subtotal    Other        Total
                             -------      -------      --------      --------      --------       --------   -------      --------

Residual Certificates        $ 6,816      $ 8,663      $ 11,668      $ 13,531      $  8,219       $ 48,897   $ 2,000      $ 50,897
Bonds                        $39,572 (*)  $57,113 (*)  $102,499 (*)  $160,969 (*)  $124,367 (**)  $484,520   $31,446 (*)  $515,966
                             -------      -------      --------      --------      --------       --------   -------      --------
Subtotal                     $46,388      $65,776      $114,167      $174,500      $132,586       $533,417   $33,446      $566,863
Unpaid Principal Balance     $44,430 (*)  $61,967 (*)  $106,868 (*)  $163,412 (*)  $124,459 (**)  $501,136   $34,478 (*)  $535,614
                             -------      -------      --------      --------      --------       --------   -------      --------
Implied Price                 104.41       106.15        106.83        106.79        106.53         106.44     97.01        105.84
                             -------      -------      --------      --------      --------       --------   -------      --------
Collateral Yield               10.43        10.05          9.76          9.72          9.85           9.86     11.53          9.93
Collateral Equivalent
   Securitization Costs        (0.71)       (0.65)        (0.60)        (0.60)        (0.63)         (0.62)    (0.50)        (0.62)
Collateral Equivalent
   Bond Rate                   (4.75)       (4.95)        (5.06)        (5.65)        (5.39)         (5.29)    (6.94)        (5.36)
                             -------      -------      --------      --------      --------       --------   -------      --------
Implied Collateral
Equivalent Excess Yield         4.97         4.45          4.10          3.47          3.83           3.95      4.09          3.95
                             -------      -------      --------      --------      --------       --------   -------      --------

Implied Premium Above Par       4.41         6.15          6.83          6.79          6.53           6.44        --          5.83
Implied Collateral
   Equivalent Excess Yield      4.97         4.45          4.10          3.47          3.83           3.95      4.09          3.95
                             -------      -------      --------      --------      --------       --------   -------      --------
Multiple                        0.89 x       1.38 x        1.67 x        1.96 x        1.70 x         1.63 x      -- x        1.48 x
                             -------      -------      --------      --------      --------       --------   -------      --------

* Amounts were based upon trustee statements dated June 25, 1999 that covered the period ended May 31, 1999.
** Amounts were based upon trustee statements dated July 25, 1999 that covered the period ended June 30, 1999.

         The Company sold subprime mortgage loans on a whole loan basis during the first six months of 1999 and 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                         1999             1998
                                                                       ---------        ---------

Gross proceeds on whole loan sales of subprime mortgage loans          $ 204,317        $  96,577
Initial acquisition cost of subprime mortgage loans sold, net of
fees                                                                     196,867           89,719
                                                                       ---------        ---------
Unadjusted gain on whole loan sales of subprime mortgage loans             7,450            6,858
Net deferred costs and administrative fees recognized                     (2,134)              --
                                                                       ---------        ---------
Net gain on whole loan sales of subprime mortgage loans                $   5,316        $   6,858
                                                                       =========        =========

         The $1.5 million decrease in the net gain on whole loan sales of subprime mortgage loans from the first six months of 1998 gain of $6.9 million to $5.3 million reported for the first six months of 1999 is primarily due to compressed margins in the subprime market during the first six months of 1999. Also, in response to the growth in the subprime division, management reassessed its application of estimates related to Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" in the third quarter of 1998. This resulted in a $2.1 million reduction in the net gain on whole loan sales of subprime mortgage loans in the first six months of 1999. Had this application occurred at June 30, 1998 approximately $0.8 million in net cost and administrative fees also would have been deferred during that six month period.

A summary of key information relevant to the subprime residual assets is set forth below:

($ IN THOUSANDS)                                          SECURITIZATIONS
                                 --------------------------------------------------------------      --------      --------
                                  1997-1        1997-2        1998-1       1998-2       1999-1        OTHER         TOTAL
                                 --------      --------      --------     --------     --------      --------      --------

Residual Certificates:
Balance at December 31, 1998     $  7,997      $  9,702      $ 10,815     $ 12,569     $     --      $  4,700      $ 45,783
Initial Capitalization of
     Residual Certificates             --            --            --           --        8,867            --         8,867
Accretion income                      582           633           641          736           --           363         2,955
Mark to market                       (602)          (92)          212          226         (648)       (3,063)       (3,967)
Cash Flow                          (1,161)       (1,581)           --           --           --            --        (2,742)
                                 --------      --------      --------     --------     --------      --------      --------
Balance at June 30, 1999         $  6,816      $  8,662      $ 11,668     $ 13,531     $  8,219      $  2,000      $ 50,896
                                 ========      ========      ========     ========     ========      ========      ========

Other Income

         The Company generally retains residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the six months ended June 30, 1999 and June 30, 1998, respectively, mark-to-market gain (loss) on residuals was approximately ($2.1) million and $0.1 million, respectively. This amount is reflected as other income (loss) within the subprime division. Mark to market adjustments on the residuals were the primary reason for the $1.7 million decline in other income for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

General and Administrative Expenses

         General and administrative expenses increased by $2.3 million when comparing the first six months of 1999 with the first six months of 1998. This is primarily attributable to an increase in subprime loan provision expense of $0.9 million and a 47% increase in subprime production.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the six months ended June 30, 1999 and 1998:


($ IN THOUSANDS)                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------------
                                                                      1999                1998
                                                                  ------------        ------------

Net interest expense                                              $     (2,383)       $         --
Loan servicing fees                                                     22,242              17,230
Other income                                                               344                 141
                                                                  ------------        ------------
      Servicing revenues                                                20,203              17,371
                                                                  ------------        ------------
Salary and employee benefits                                             1,805               1,648
Occupancy expense                                                          207                 218
Amortization and provision for impairment of mortgage
    servicing rights                                                    17,320              11,649
General and administrative expenses                                      3,478               3,117
                                                                  ------------        ------------
      Total loan servicing expenses                                     22,810              16,632
                                                                  ------------        ------------
      Net pre-tax servicing margin                                      (2,607)                739
Gain on sale of mortgage servicing rights                                4,823               1,080
                                                                  ============        ============
      Net pre-tax servicing contribution                          $      2,216        $      1,819
                                                                  ============        ============

Average servicing portfolio                                       $ 10,004,227        $  8,519,521
Servicing sold                                                       6,104,726           4,804,235

Net pre-tax servicing margin to average servicing portfolio            (5) bps               2 bps
Gain on sale of servicing to servicing sold                              8 bps               2 bps

Summary

         The ratio of net pre-tax servicing margin to the average servicing portfolio declined seven basis points primarily due to the allocation of net interest expense to the agency-eligible servicing division, which began during the first quarter of 1999. Had the $2.4 million in interest expense not been allocated to the agency-eligible servicing division in the first six months of 1999, the net pre-tax servicing margin to average servicing portfolio would have been (1) basis point. The six basis point increase in the gain on sale of servicing sold is primarily attributable to better execution of servicing sales in the marketplace. Loan servicing fees were $22.2 million for the first six months of 1999, compared to $17.2 million for the first six months of 1998, an increase of 29%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $10.0 billion during the first six months of 1999 from $8.5 billion during the first six months of 1998, an increase of 17%. Similarly, amortization and provision for impairment of mortgage servicing rights also increased to $17.3 million during the first six months of 1999 from $11.6 million during the first six months of 1998, an increase of 49%. The increase in amortization is primarily attributable to the growth in the average balance of mortgage loans serviced as well as a $0.9 million increase in the provision for potential impairment of mortgage servicing rights.

         Given current market conditions, management regularly assesses market prepay trends and adjusts amortization accordingly. Management believes that the value of mortgage servicing rights are reasonable in light of current market conditions. However, there can be no guarantee that market conditions will not change such that mortgage servicing right valuations will require additional amortization or impairment charges.

Net Interest Expense

         During the first six months of 1999, the Company began to allocate interest expense to the agency-eligible servicing division. The net interest expense is comprised of benefits on escrow accounts of $4.1 million that is offset by $6.5 million in allocated interest expense. Had the Company allocated interest expense to the agency-eligible servicing division during the first six months of 1998, net interest expense would have been $4.2 million. The net interest expense would have been comprised of benefit from escrows of $6.8 million that would have been offset by $11.0 million in interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                          1999               1998
                                                                       -----------        -----------

Underlying unpaid principal balances of agency-eligible
    mortgage loans on which servicing rights were sold
    during the period                                                  $ 6,104,726        $ 4,804,235
                                                                       ===========        ===========

Gross proceeds from sales of mortgage servicing rights                 $   163,046        $   110,661
Initial acquisition basis, net of amortization and hedge
    results                                                                118,942             85,940
                                                                       -----------        -----------
Unadjusted gain on sale of mortgage servicing rights                        44,104
                                                                                               24,721
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                            (39,281)           (23,641)
                                                                       -----------        -----------
Gain on sale of mortgage servicing rights                              $     4,823        $     1,080
                                                                       ===========        ===========

         Gain on sale of mortgage servicing rights increased $3.7 million from $1.1 million for the first six months of 1998 to $4.8 million for the first six months of 1999. The increase in the gain on sale of mortgage servicing rights is primarily attributable to rising mortgage interest rates and to the increase in volume sold, which benefited execution of servicing sales into the secondary markets.

COMMERCIAL MORTGAGE OPERATIONS

         Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------------
($ IN THOUSANDS)                                                           1999               1998
                                                                        -----------        -----------

Net interest income                                                     $       214        $       260
Net gain on sale of mortgage loans                                            3,025              3,482
Other income                                                                     31                 (2)
                                                                        -----------        -----------
     Total production revenue                                                 3,270              3,740
                                                                        -----------        -----------
Salary and employee benefits                                                  3,248              2,920
Occupancy expense                                                               541                389
General and administrative expenses                                             933                843
                                                                        -----------        -----------
     Total production expenses                                                4,722              4,152
                                                                        -----------        -----------
     Net pre-tax production margin                                           (1,452)              (412)
                                                                        -----------        -----------
Servicing fees                                                                2,133              1,812
Amortization of mortgage servicing rights                                       982                654
                                                                        -----------        -----------
     Net pre-tax servicing margin                                             1,151              1,158
                                                                        -----------        -----------
     Pre-tax income                                                     $      (301)       $       746
                                                                        -----------        -----------

Production                                                              $   308,102        $   362,622
Whole loan sales                                                            320,627            362,622
Average commercial mortgage servicing portfolio                           3,591,677        $ 2,862,729

Total production revenue to whole loan sales                                102 bps            103 bps
Total production expenses to production                                     153 bps            114 bps
                                                                        -----------        -----------
      Net pre-tax production margin                                         (51)bps           (11) bps
                                                                        -----------        -----------

Servicing fees to average commercial mortgage servicing portfolio            12 bps             13 bps
Amortization of mortgage servicing rights to average commercial
    mortgage servicing portfolio                                              6 bps              5 bps
                                                                        -----------        -----------
Net pre-tax servicing margin                                                  6 bps              8 bps
                                                                        -----------        -----------

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

Net Gain on Sale of Commercial Mortgage Loans

         A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                      1999           1998
                                                                    --------       --------

Gross proceeds on sales of commercial mortgage loans                $320,627       $362,622
Initial unadjusted acquisition cost of commercial mortgage
  loans sold                                                         320,627        362,622
                                                                    --------       --------
Unadjusted gain on sale of commercial mortgage loans                      --             --
Commercial mortgage and origination fees                               2,312          2,981
                                                                    --------       --------
Unadjusted aggregate margin                                            2,312          2,981
Initial acquisition cost allocated to basis in commercial
   mortgage servicing rights (SFAS No. 125)                              713            501
                                                                    --------       --------
Net gain on sale of commercial mortgage loans                       $  3,025       $  3,482
                                                                    ========       ========

         The net gain on sale of commercial mortgage loans decreased $0.5 million (13%) from $3.5 million for the first six months of 1998 to $3.0 million for the first six months of 1999. The decrease is primarily attributable to the 12% decline in the volume sold for the first six months of 1999 as compared to the first six months of 1998.

LEASING OPERATIONS

         Following is a summary of the revenues and expenses allocated to the Company's small-ticket equipment leasing operations for the periods indicated:

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
($ IN THOUSANDS)                                              1999            1998
                                                            ---------       ---------

Net interest income                                         $   3,389       $   1,982

Other income                                                      534             425
                                                            ---------       ---------
       Leasing production revenue                               3,923           2,407
                                                            ---------       ---------
Salary and employee benefits                                    1,353           1,030

Occupancy expense                                                 214             166

General and administrative expenses                             1,356           1,264
                                                            ---------       ---------
      Total lease operating expenses                            2,923           2,460
                                                            ---------       ---------
      Net pre-tax leasing production margin                     1,000             (53)
                                                            ---------       ---------

Servicing fees                                                    327             509
                                                            ---------       ---------
      Net pre-tax leasing margin                            $   1,327       $     456
                                                            ---------       ---------

Average owned leasing portfolio                             $ 110,948       $  59,129

Average serviced leasing portfolio                             30,623          62,595
                                                            ---------       ---------
Average managed leasing portfolio                           $ 141,571       $ 121,724
                                                            =========       =========

Leasing production revenue to average owned portfolio         707 bps         814 bps
Leasing operating expenses to average owned portfolio         527 bps         832 bps
                                                            ---------       ---------
Net pre-tax leasing production margin                         180 bps         (18)bps
                                                            =========       =========

Servicing fees to average serviced leasing portfolio          214 bps         163 bps

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

Net Interest Income

         Net interest income for the first six months of 1999 was $3.4 million as compared to $2.0 million for the first six months of 1998. This is an annualized net interest margin of 4.29% and 3.74% for the first six months of 1999 and the first six months of 1998, respectively, based upon average lease receivables owned of $110.9 million and $59.1 million, respectively, and average debt outstanding of $91.5 and $34.4 million, respectively.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

SUMMARY BY OPERATING DIVISION

         Net income per common share on a diluted basis for the second quarter of 1999 was $0.16 as compared to $0.56 for the second quarter of 1998. This 71% decrease in net income per common share was less than the 76% decrease in net income primarily due to the impact of the Company's stock repurchase program which reduced the number of weighted average shares outstanding across comparative periods. Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the second quarter ended June 30, 1999 and 1998, respectively:

($ IN THOUSANDS)                                         RESIDENTIAL
                                               ---------------------------------
                                               MORTGAGE PRODUCTION
                                               --------------------    AGENCY -
                                               AGENCY -                ELIGIBLE   COMMERCIAL
FOR THE QUARTER ENDED JUNE 30, 1999(*)         ELIGIBLE    SUBPRIME    SERVICING   MORTGAGE    LEASING      OTHER    CONSOLIDATED
--------------------------------------         --------    --------    ---------  ----------   --------    --------  ------------

Net interest income                            $  2,508    $  3,983    $   (994)   $    120    $  1,744    $     62    $  7,423
Net gain on sale of mortgage loans               16,885       7,517                   1,786                              26,188
Gain on sale of mortgage servicing rights                                 1,825                                           1,825
Servicing fees                                                           10,539       1,158         166         134      11,997
Other income                                       (276)       (627)        183          20         383           5        (312)
                                               --------    --------    --------    --------    --------    --------    --------
     Total revenues                              19,117      10,873      11,553       3,084       2,293         201      47,121
                                               --------    --------    --------    --------    --------    --------    --------
Salary and employee benefits                      9,950       3,483         907       1,510         713         151      16,714
Occupancy expense                                 2,264         669         100         278         110          44       3,465
Amortization and provision for impairment
     of mortgage servicing rights                                         8,887         518                               9,405
General and administrative expenses               7,006       2,390       1,700         503         603          18      12,220
                                               --------    --------    --------    --------    --------    --------    --------
     Total expenses                              19,220       6,542      11,594       2,809       1,426         213      41,804
                                               --------    --------    --------    --------    --------    --------    --------
Income before income taxes                         (103)      4,331         (41)        275         867         (12)      5,317
Income tax expense                                    5      (1,546)         10        (128)       (351)         29      (1,981)
                                               --------    --------    --------    --------    --------    --------    --------
Net income                                     $    (98)   $  2,785    $    (31)   $    147    $    516    $     17    $  3,336
                                               ========    ========    ========    ========    ========    ========    ========

($ IN THOUSANDS)                                      RESIDENTIAL
                                            --------------------------------
                                            MORTGAGE PRODUCTION
                                            --------------------   AGENCY -
                                            AGENCY -               ELIGIBLE    COMMERCIAL
FOR THE QUARTER ENDED JUNE 30, 1998(*)      ELIGIBLE    SUBPRIME   SERVICING    MORTGAGE    LEASING      OTHER    CONSOLIDATED
--------------------------------------      --------    --------   ---------   ----------   --------    --------  ------------

Net interest income                         $  2,133    $  2,066                $    131    $  1,036    $     93    $  5,459
Net gain on sale of mortgage loans            35,724       7,211                   1,520                              44,455
Gain on sale of mortgage servicing rights                           $    452                                             452
Servicing fees                                                         9,110         897         241         164      10,412
Other income                                   1,608        (258)         48          (4)        206         323       1,923
                                            --------    --------    --------    --------    --------    --------    --------
     Total revenues                           39,465       9,019       9,610       2,544       1,483         580      62,701
                                            --------    --------    --------    --------    --------    --------    --------
Salary and employee benefits                  13,690       4,290         820       1,399         477         172      20,848
Occupancy expense                              1,720         499          98         203          86          45       2,651
Amortization and provision for impairment
     of mortgage servicing rights                                      6,347         327                               6,674
General and administrative expenses            6,803       1,163       1,597         427         677         201      10,868
                                            --------    --------    --------    --------    --------    --------    --------
     Total expenses                           22,213       5,952       8,862       2,356       1,240         418      41,041
                                            --------    --------    --------    --------    --------    --------    --------
Income before income taxes                    17,252       3,067         748         188         243         162      21,660
Income tax expense                            (6,983)       (998)       (303)        (70)       (107)        (87)     (8,548)
                                            --------    --------    --------    --------    --------    --------    --------
Net income                                  $ 10,269    $  2,069    $    445    $    118    $    136    $     75    $ 13,112
                                            ========    ========    ========    ========    ========    ========    ========


*Revenues and expenses have been allocated on a direct basis to the extent possible. Corporate overhead expenses have been allocated to agency-eligible mortgage production. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.


($ IN THOUSANDS)                                FOR THE QUARTER ENDED JUNE 30,
                                                ------------------------------
                                                   1999               1998
                                                -----------        -----------

Net interest income                             $     2,508        $     2,133

Net gain on sale of mortgage loans                   16,885             35,724
Other income                                           (276)             1,608
                                                -----------        -----------
     Total production revenue                        19,117             39,465
                                                -----------        -----------
Salary and employee benefits                          9,950             13,690
Occupancy expense                                     2,264              1,720
General and administrative expenses                   7,006              6,803
                                                -----------        -----------
     Total production expenses                       19,220             22,213
                                                -----------        -----------
      Net pre-tax production margin             $      (103)       $    17,252
                                                -----------        -----------

Production                                      $ 2,136,412        $ 3,588,867
Pool delivery                                     2,292,046          3,851,991

Total production revenue to pool delivery            83 bps            102 bps
Total production expenses to production              90 bps             62 bps
                                                -----------        -----------
      Net pre-tax production margin                 (7) bps             40 bps
                                                ===========        ===========

Summary

         The production revenue to pool delivery ratio decreased 19 basis points, or 19%, for the second quarter of 1999 as compared to the second quarter of 1998. Generally, net gain on sale of mortgage loans (74 basis points for 1999 versus 93 basis points for 1998) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume. Net interest income increased from 6 basis points in 1998 to 11 basis points in 1999 primarily as a result of the generally steeper yield curve environment. The production expenses to production ratio increased 28 basis points, or 45%, for the second quarter of 1999 as compared to the second quarter of 1998. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin decreased 47 basis point, or 118%, to (7) basis points while in absolute dollars it decreased $17.4 million, or 101%.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarter ended June 30, 1999 and 1998, respectively.

 ($ IN THOUSANDS)                                                                                                      VARIANCE
     AVERAGE VOLUME            AVERAGE RATE                                             INTEREST                   ATTRIBUTABLE TO
 --------------------------------------------                                      ------------------             -----------------
   1999          1998         1999       1998                                        1999       1998   VARIANCE     RATE    VOLUME
 --------------------------------------------                                      ------------------------------------------------

                                                   Interest Income
                                                   Mortgages Held for Sale and
 $727,722     $1,217,037      6.53%      7.05%      Mortgage-Backed Securities     $11,874    $21,461   $(9,587)  $  (959)  $(8,628)
 --------------------------------------------                                      ------------------------------------------------
                                                   Interest Expense
 $337,058     $  446,797      2.93%      4.67%     Warehouse Line                  $ 2,460    $ 5,200   $(2,740)  $(1,463)  $(1,277)
  380,946        738,672      5.14%      5.91%     Gestation Line                    4,882     10,884    (6,002)     (731)   (5,271)
  112,631         98,038      5.79%      6.89%     Servicing Secured Line            1,625      1,684       (59)     (310)      251
   31,283         30,066      5.23%      5.86%     Servicing Receivables Line          408        439       (31)      (49)       18
    7,025          6,927      8.16%      7.59%     Other Borrowings                    143        131        12        10         2
                                                   Facility Fees & Other Charges       698        990      (292)               (292)
 --------------------------------------------                                      ------------------------------------------------
 $868,943     $1,320,500      4.72%      5.87%     Total Interest Expense          $10,216    $19,328   $(9,112)  $(2,543)  $(6,569)
 --------------------------------------------                                      ------------------------------------------------
                                                  Net Interest Income Before
                              1.81%      1.18%     Interdivisional Allocations     $ 1,658    $ 2,133   $  (475)  $ 1,584   $(2,059)
                              ===============                                      ================================================
                                                  Allocation to Agency-Eligible
                                                    Servicing Division                 850        N/A
                                                                                   ------------------
                                                   Net Interest Income             $ 2,508    $ 2,133
                                                                                   ==================


         Net interest income before interdivisional allocations from agency-eligible production decreased 22% to $1.7 million for the second quarter of 1999 compared to $2.1 million for the second quarter of 1998. The 63 basis point increase in the interest-rate spread was primarily the result of the steeper yield curve environment in the second quarter of 1999 compared to the second quarter of 1998. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                      FOR THE QUARTER ENDED JUNE 30,
                                                                      ------------------------------
                                                                         1999               1998
                                                                      -----------        -----------

Gross proceeds on sales of mortgage loans                             $ 2,297,236        $ 3,877,635
Initial unadjusted acquisition cost of mortgage loans sold, net
  of hedge results                                                      2,298,209          3,875,380
                                                                      -----------        -----------
Unadjusted gain on sale of mortgage loans                                    (973)             2,255

Loan origination and correspondent program administrative
  fees                                                                      4,810             10,866
                                                                      -----------        -----------
Unadjusted aggregate margin                                                 3,837             13,121
Acquisition basis allocated to mortgage servicing rights (SFAS
  No. 125)                                                                 13,433             23,216
Net change in deferred administrative fees                                   (385)              (613)
                                                                      -----------        -----------
Net gain on sale of agency-eligible mortgage loans                    $    16,885        $    35,724
                                                                      ===========        ===========


         Net gain on sale of agency-eligible mortgage loans decreased $18.8 million (53%) from $35.7 million for the second quarter of 1998 to $16.9 million for the second quarter of 1999. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

Salary and Employee Benefits

         Salary and Employee Benefits for the quarter ended June 30, 1999 declined $3.7 million or 27% as compared to the quarter ended June 30, 1998. This production decline led to declines in variable compensation costs such as commissions, incentives, overtime, and contract labor. The 1998 salary and employee benefits cost also includes costs from the retail production franchise prior to the May 1, 1998 sale.

SUBPRIME MORTGAGE OPERATIONS

         Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations:

($ IN THOUSANDS)                                                     FOR THE QUARTER ENDED JUNE 30,
                                                                     ------------------------------
                                                                         1999             1998
                                                                       ---------        ---------

Net interest income                                                    $   3,983        $   2,066
Net gain on sale of mortgage loans                                         7,517            7,211
Other income (loss)                                                         (627)            (258)
                                                                       ---------        ---------
     Total production revenue                                             10,873            9,019
                                                                       ---------        ---------
Salary and employee benefits                                               3,483            4,290
Occupancy expense                                                            669              499
General and administrative expenses                                        2,390            1,163
                                                                       ---------        ---------
     Total production expenses                                             6,542            5,952
                                                                       ---------        ---------
     Net pre-tax production margin                                     $   4,331        $   3,067
                                                                       =========        =========

Production                                                             $ 185,744        $ 146,146
Whole loan sales and securitizations                                     224,286          128,268

Total production revenue to whole loan sales and securitizations         485 bps          703 bps
Total production expenses to production                                  352 bps          407 bps
                                                                       ---------        ---------
      Net pre-tax production margin                                      133 bps          296 bps
                                                                       =========        =========

Summary

         During the second quarter of 1999, the Company produced $185.7 million of subprime loans and sold $98.2 million in whole loan transactions and delivered $126.1 million in the secondary markets through securitization transactions. Overall, the subprime division operated during the second quarter of 1999 at a 1.33% pre-tax production margin. At June 30, 1999, the Company had unsold subprime mortgage loans of $145.1 million. The pretax margin decline of 163 basis points from the quarter ended June 30, 1999, to the quarter ended June 30, 1998, is primarily attributed to a 227 basis point decline in the gain on sale of subprime mortgage loans. This decline is primarily attributed to compressed margins in the subprime market during the second quarter of 1999.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarter ended June 30, 1999 and 1998, respectively.


($ in thousands)                                                                                    Variance
  Average Volume       Average Rate                                        Interest              Attributable to
-----------------------------------                                     --------------           ---------------
  1999       1998      1999    1998                                      1999    1998   Variance  Rate   Volume
-----------------------------------                                     ----------------------------------------

                                       INTEREST INCOME
                                       Mortgages Held for Sale and
$259,927   $140,149   10.14%   9.83%    Residual Certificates           $6,590  $3,445   $3,145   $ 201   $2,944
-----------------------------------                                     ----------------------------------------
                                       INTEREST EXPENSE
$197,577   $ 94,883    5.58%   5.83%   Total Interest Expense           $2,751  $1,379   $1,372   $(121)   1,493
-----------------------------------                                     ----------------------------------------
                                       Net Interest Income Before
                                        Interdivisional Allocations      3,839   2,066   $1,773   $ 322   $1,451
                                                                        ----------------------------------------
                                       Allocation to Agency-Eligible
                                        Servicing Division                 144     N/A
                                                                        --------------
                       4.56%   4.00%   Net Interest Income              $3,983  $2,066
                       ============                                     ==============

         Net interest income from subprime products increased 86% to $3.8 million for the second quarter of 1999 as compared to $2.1 million for the second quarter of 1998. This was primarily the result of the increase in subprime loan production volume and the generally steeper yield curve environment and an increase in accretion income from $0.7 million for the quarter ended June 30, 1998 to $1.5 million for the quarter ended June 30, 1999.

Net Gain on Securitization and Sale of Subprime Mortgage Loans

         A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                     FOR THE QUARTER ENDED JUNE 30,
                                                                     ------------------------------
                                                                         1999             1998
                                                                       ---------        ---------

Gross proceeds on securitization of subprime mortgage loans            $ 124,242        $  99,370
Initial acquisition cost of subprime mortgage loans securitized,
  net of fees                                                            126,043          101,599
                                                                       ---------        ---------
Unadjusted loss on securitization of subprime mortgage loans              (1,801)          (2,229)
Initial capitalization of residual certificates                            8,867            7,075
Net deferred costs and administrative fees recognized                     (2,008)             N/A
                                                                       ---------        ---------
Net gain on securitization of subprime mortgage loans                  $   5,058        $   4,846
                                                                       =========        =========

         The Company sold subprime mortgage loans on a whole loan basis during the second quarters of 1999 and 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company. Also, in response to the growth in the subprime division, management reassessed its application of estimates related to Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91) in the third quarter of 1998. This resulted in a $2.0 million reduction in the net gain on securitization of subprime mortgage loans in the second quarter of 1999. Had this application occurred at June 30, 1998 approximately $0.7 million in net costs and administrative fees also would have been deferred during the second quarter of 1998.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                     FOR THE QUARTER ENDED JUNE 30,
                                                                     ------------------------------
                                                                         1999             1998
                                                                       ---------        ---------

Gross proceeds on whole loan sales of subprime mortgage loans          $ 102,267        $  30,620
Initial acquisition cost of subprime mortgage loans sold, net of
  fees                                                                    98,243           28,255
                                                                       ---------        ---------
Unadjusted gain on whole loan sales of subprime mortgage loans             4,024            2,365
Net change in costs and deferred administrative fees recognized           (1,565)             N/A
                                                                       ---------        ---------
Net gain on whole loan sales of subprime mortgage loans                $   2,459        $   2,365
                                                                       =========        =========


         The Company reported only a slight increase ($0.1 million) in the net gain on whole loan sales of subprime mortgage loans primarily due to compressed margins in the subprime market during the second quarter of 1999. As part of the reassessment of the application of estimates related to SFAS No. 91 in the third quarter of 1998, a $1.6 million reduction in the net gain on whole loan sales of subprime mortgage loans was taken in the second quarter of 1999. Had this application occurred at June 30, 1998 approximately $0.2 million in net costs and administrative fees also would have been deferred during the second quarter of 1998.

Other Income

         The Company generally retains residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the quarters ended June 30, 1999 and June 30, 1998, respectively, mark-to-market gain (loss) on residuals was approximately $(0.8) million and $0.5 million, respectively. This amount is reflected as other income (loss) within the subprime division.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the quarters ended June 30, 1999 and 1998:

($ IN THOUSANDS)                                                  FOR THE QUARTER ENDED JUNE 30,
                                                                  ------------------------------
                                                                     1999               1998
                                                                  -----------        -----------

Net interest expense                                              $      (994)       $        --
Loan servicing fees                                                    10,539              9,110
Other income                                                              183                 48
                                                                  -----------        -----------
      Servicing revenues                                                9,728              9,158
                                                                  -----------        -----------
Salary and employee benefits                                              907                820
Occupancy expense                                                         100                 98
Amortization and provision for impairment of mortgage
    servicing rights                                                    8,887              6,347
General and administrative expenses                                     1,700              1,597
                                                                  -----------        -----------
      Total loan servicing expenses                                    11,594              8,862
                                                                  -----------        -----------
      Net pre-tax servicing margin                                     (1,866)               296
Gain on sale of mortgage servicing rights                               1,825                452
                                                                  -----------        -----------
      Net pre-tax servicing contribution                          $       (41)       $       748
                                                                  ===========        ===========

Average servicing portfolio                                       $ 9,623,230        $ 9,107,296
Servicing sold                                                      3,101,473          2,269,219

Net pre-tax servicing margin to average servicing portfolio           (8) bps              1 bps
Gain on sale of servicing to servicing sold                             6 bps              2 bps


Summary

         The ratio of net pre-tax servicing margin to the average servicing portfolio declined nine basis points primarily due to the allocation of net interest expense to the agency-eligible servicing division, which began during the first quarter of 1999. Had the $(1.0) million in interest expense not been allocated to the agency-eligible servicing division in the second quarter of 1999, the net pre-tax servicing margin to average servicing portfolio would have been (4) basis points. The 4 basis point increase in the gain on sale of servicing sold is primarily attributable to better execution of servicing sales in the marketplace. Loan servicing fees were $10.5 million for the second quarter of 1999, compared to $9.1 million for the second quarter of 1998, an increase of 16%. This increase is primarily related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.6 billion during the second quarter of 1999 from $9.1 billion during the second quarter of 1998, an increase of 6%. Similarly, amortization and provision for impairment of mortgage servicing rights also increased to $8.9 million during the second quarter of 1999 from $6.3 million during the second quarter of 1998, an increase of 40%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced as well as a $0.9 million increase in the provision for potential impairment of mortgage servicing rights.

         Given current market conditions, management regularly assesses market prepay trends and adjusts amortization accordingly. Management believes that the value of mortgage servicing rights are reasonable in light of current market conditions. However, there can be no guarantee that market conditions will not change such that mortgage servicing right valuations will require additional amortization or impairment charges.

Net Interest Expense

         During the second quarter of 1999, the Company began to allocate interest expense to the agency-eligible servicing division. The net interest expense is comprised of benefits on escrow accounts of $2.1 million that is offset by $3.1 million in allocated interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


($ IN THOUSANDS)                                                    FOR THE QUARTER ENDED JUNE 30,
                                                                    ------------------------------
                                                                       1999               1998
                                                                    -----------        -----------

Underlying unpaid principal balances of agency-eligible
    mortgage loans on which servicing rights were sold
    during the period                                               $ 3,101,473        $ 2,269,219
                                                                    ===========        ===========

Gross proceeds from sales of mortgage servicing rights              $    84,158        $    54,294
Initial acquisition basis, net of amortization and hedge
    results                                                              62,000             42,909
                                                                    -----------        -----------
Unadjusted gain on sale of mortgage servicing rights                     22,158             11,385
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                         (20,333)           (10,933)
                                                                    -----------        -----------
Gain on sale of mortgage servicing rights                           $     1,825        $       452
                                                                    ===========        ===========

         Gain on sale of mortgage servicing rights increased $1.4 million from $0.5 million for the second quarter of 1998 to $1.8 million for the second quarter of 1999. The increase in the gain on sale of mortgage servicing rights is primarily attributable to rising rates and the increase in volume sold, which benefited the current quarter's execution of servicing sales into the secondary markets.

COMMERCIAL MORTGAGE OPERATIONS

         Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations:

                                                                        FOR THE QUARTER ENDED JUNE 30,
                                                                        ------------------------------
($ IN THOUSANDS)                                                           1999               1998
                                                                        -----------        -----------

Net interest income                                                     $       120        $       131
Net gain on sale of mortgage loans                                            1,786              1,520
Other income                                                                     20                 (4)
                                                                        -----------        -----------
     Total production revenue                                                 1,926              1,647
                                                                        -----------        -----------
Salary and employee benefits                                                  1,510              1,399
Occupancy expense                                                               278                203
General and administrative expenses                                             503                427
                                                                        -----------        -----------
     Total production expenses                                                2,291              2,029
                                                                        -----------        -----------
     Net pre-tax production margin                                             (365)              (382)
                                                                        -----------        -----------

Servicing fees                                                                1,158                897

Amortization of mortgage servicing rights                                       518                327
                                                                        -----------        -----------
     Net pre-tax servicing margin                                               640                570
                                                                        -----------        -----------
     Pre-tax income                                                     $       275        $       188
                                                                        -----------        -----------

Production                                                              $   157,950        $   170,107
Whole loan sales                                                            155,365            170,107
Average commercial mortgage servicing portfolio                           3,807,645        $ 2,907,213

Total production revenue to whole loan sales                                124 bps             97 bps
Total production expenses to production                                     145 bps            119 bps
                                                                        -----------        -----------
      Net pre-tax production margin                                         (21)bps           (22) bps
                                                                        -----------        -----------

Servicing fees to average commercial mortgage servicing portfolio            12 bps             12 bps
Amortization of mortgage servicing rights to average commercial
    mortgage servicing portfolio                                              5 bps              4 bps
                                                                        -----------        -----------
Net pre-tax servicing margin                                                  7 bps              8 bps
                                                                        -----------        -----------


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

Net Gain on Sale of Commercial Mortgage Loans

         A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                    FOR THE QUARTER ENDED JUNE 30,
                                                                    ------------------------------
                                                                         1999           1998
                                                                       --------       --------

Gross proceeds on sales of commercial mortgage loans                   $155,365       $170,107
Initial unadjusted acquisition cost of commercial mortgage
  loans sold                                                            155,365        170,107
                                                                       --------       --------
Unadjusted gain on sale of commercial mortgage loans                        N/A            N/A
Commercial mortgage and origination fees                                  1,463          1,316
                                                                       --------       --------
Unadjusted aggregate margin                                               1,463          1,316
Initial acquisition cost allocated to basis in commercial
   mortgage servicing rights (SFAS No. 125)                                 323            204
                                                                       --------       --------
Net gain on sale of commercial mortgage loans                          $  1,786       $  1,520
                                                                       ========       ========

         The net gain on sale of commercial mortgage loans increased $0.3 million (18%) from $1.5 million for the second quarter of 1998 to $1.8 million for the second quarter of 1999. The increase is primarily attributable to slightly higher margins on sales of commercial mortgage loans during the second quarter of 1999.

LEASING OPERATIONS

         Following is a summary of the revenues and expenses allocated to the Company's small-ticket equipment leasing operations for the periods indicated:

                                                                  FOR THE QUARTER ENDED JUNE 30,
                                                                  ------------------------------
($ IN THOUSANDS)                                                      1999               1998
                                                                    --------           --------

Net interest income                                                 $  1,744           $  1,036
Other income                                                             383                206
                                                                    --------           --------
       Leasing production revenue                                      2,127              1,242
                                                                    --------           --------
Salary and employee benefits                                             713                477
Occupancy expense                                                        110                 86
General and administrative expenses                                      603                677
                                                                    --------           --------
      Total lease operating expenses                                   1,426              1,240
                                                                    --------           --------
      Net pre-tax leasing production margin                              701                  2
                                                                    --------           --------

Servicing fees                                                           166                241
                                                                    --------           --------
      Net pre-tax leasing margin                                    $    867           $    243
                                                                    --------           --------

Average owned leasing portfolio                                     $117,344           $ 62,702
Average serviced leasing portfolio                                    27,215             59,249
                                                                    --------           --------
Average managed leasing portfolio                                   $144,559           $121,951
                                                                    ========           ========

Leasing production revenue to average owned portfolio                725 bps            792 bps
Leasing operating expenses to average owned portfolio                486 bps            791 bps
                                                                    --------           --------
Net pre-tax leasing production margin                                239 bps              1 bps
                                                                    ========           ========

Servicing fees to average serviced leasing portfolio                 243 bps            163 bps

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

Net Interest Income

         Net interest income for the second quarter of 1999 was $1.7 million as compared to $1.0 million for the second quarter of 1998. This is an annualized net interest margin of 2.72% and 3.6% for the second quarter of 1999 and the second quarter of 1998, respectively, based upon average lease receivables owned of $117.3 million and $62.7 million, respectively, and average debt outstanding of $80.3 and $38.6 million, respectively.

FINANCIAL CONDITION

         During second quarter of 1999, the Company experienced a 28% decrease in the volume of production originated and acquired compared to first quarter 1999. Production decreased to $2.5 billion during second quarter of 1999 from $3.5 billion during first quarter 1999. The June 30, 1999, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.6 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.3 billion.

         Mortgage loans held-for-sale and mortgage-backed securities totaled $0.8 billion at June 30, 1999, versus $1.4 billion at December 31, 1998, a decrease of 45%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $8.4 billion at June 30, 1999, from $9.9 billion at December 31, 1998.

         Short-term borrowings, which are the Company's primary source of funds, totaled $1.0 billion at June 30, 1999, compared to $1.6 billion at December 31, 1998, a decrease of 39%. The decrease in the balance outstanding at June 30, 1999, resulted from decreased funding requirements related to the decrease in the balance of mortgage loans held-for-sale and mortgage-backed securities. Other liabilities totaled $118 million as of June 30, 1999, compared to the December 31, 1998 balance of $115 million, a decrease of 3%.

         The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In August 1999 the Company and its wholly owned subsidiaries RBMG, Inc. and Meritage Mortgage Corporation, RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), have entered into a $540 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2000. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $170 million, plus the Restricted Group's net income subsequent to June 30, 1999, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans and (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

         In August the Company and Restricted Group also entered into a $210 million subprime revolving credit facility and a $250 servicing revolving credit facility, which expire in July 2000. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

         The Restricted Group was in compliance with the debt covenants in place at June 30, 1999 on a proforma basis. Although management anticipates continued compliance with current debt convenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

         Asset Management Company, a wholly-owned subsidiary of Meritage Mortgage Corporation, and a bank are parties to a master repurchase agreement, pursuant to the terms of which Asset Management Co. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The master repurchase agreement has been extended through August 31, 1999 and is in the process of being renewed.

         The Company has entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

         The Company entered into a $6.6 million note agreement in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those previously described.

         The Company entered into a $10.0 million unsecured line of credit agreement that expires in July 2000. The interest rate on funds borrowed is based upon prime.

         Republic Leasing Company, Inc. (RLC), a wholly-owned subsidiary of the Company, has a $200 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in August 2000 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by RLC and that require the Company to maintain a minimum net worth of $60 million and that RLC maintain a ratio of total liabilities to net worth of no more than 10.0 to 1.0.

         The Company has been repurchasing its stock pursuant to Board authority since March 1998 and as of June 30, 1999 the Company had remaining authority to repurchase up to $45 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. The repurchase authority will enable the Company to repurchase shares to meet the Company's obligations pursuant to existing bonus, stock option, dividend reinvestment and employee stock purchase and ESOP plans. The Company's primary objective is to offset the potentially dilutive effect that option exercises and stock issuances under these plans might otherwise have. Shares repurchased are maintained in the Company's treasury account and are not retired. At June 30, 1999, there were 2,713,986 shares held in the Company's treasury account at an average cost of $12.54 per share.

DIVISIONAL ANALYSIS OF PRE-TAX FUNDS GENERATED FROM OPERATIONS

         The analyses which follow are included solely to assist investors in obtaining a better understanding of the material elements of the Company's funds generated by operations at a divisional level. It is intended as a supplement, and not an alternative to, and should be read in conjunction with, the Consolidated Statement of Cash Flows which provides information concerning elements of the Company's cash flows.

SUMMARY

         On a combined divisional basis, during the first six months of 1999 and 1998, the Company generated approximately $46.6 million and $23.6 million, respectively, of positive funds from operations.

              ($ in thousands)                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------------
                                                                        1999                         1998
                                                                      --------                    --------

              Agency-eligible production                              $ 27,180                    $  9,582
              Agency-eligible servicing                                 16,565                      13,437
              Subprime production                                        1,250                     (1,104)
              Commercial mortgage                                          155                       1,083
              Leasing                                                    1,480                         582
                                                                      --------                    --------
                                                                      $ 46,630                    $ 23,580
                                                                      ========                    ========


         Except for the subprime mortgage division, each of the Company's divisions produced positive operating funds during both quarters. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

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

($ in thousands)                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------
                                                               1999              1998
                                                             --------          --------

Income before income taxes                                   $ 15,794          $ 27,661
Deduct:
     Net gain on sale of mortgage loans, as reported          (50,078)          (66,765)

Add back:
     Cash gains on sale of mortgage loans                      15,346            22,313
     Cash gains on sale of mortgage servicing rights           44,104            24,721
     Depreciation                                               2,014             1,652
                                                             --------          --------
                                                             $ 27,180          $  9,582
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

($ in thousands)                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------
                                                            1999              1998
                                                          --------          --------

Income before income taxes                                $  2,216          $  1,819
Deduct:
     Net gain on sale of mortgage servicing
      rights, as reported                                   (4,823)           (1,080)
Add back:
     Amortization and provision for impairment of
      mortgage servicing rights                             17,320            11,649
     Depreciation                                            1,852             1,049
                                                          --------          --------
                                                          $ 16,565          $ 13,437
                                                          ========          ========

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

($ in thousands)                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------------
                                                                       1999              1998
                                                                     --------          --------

Income before income taxes                                           $  3,774          $  6,357
Deduct:
     Net gain on sale of subprime loans, as reported                  (10,374)          (13,382)
     Accretion income on residuals                                     (2,955)           (1,361)
Add back:
     Cash gains on sale of whole subprime loans                         7,450             6,858
     Cash received from investments in residual certificates            2,741                --
     Depreciation and amortization
       of goodwill and intangibles                                        614               424
                                                                     --------          --------
                                                                     $  1,250          $ (1,104)
                                                                     ========          ========


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

     ($ in thousands)                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------
                                                                1999             1998
                                                               -------          -------

     Income before income taxes                                $  (301)         $   746
     Deduct:
          Net gain on sale of commercial loans,
            as reported                                         (3,025)          (3,482)
     Add back:
          Cash gains on sale of whole
             commercial loans                                    2,981
                                                                                  2,312
          Amortization and provision for impairment of
             commercial mortgage servicing rights                  982              654
          Depreciation and amortization of
             goodwill and intangibles                              187              184
                                                               -------          -------
                                                               $   155          $ 1,083
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

($ in thousands)                         FOR THE SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------
                                               1999           1998
                                              ------         ------

Income before income taxes                    $1,327         $  456
Add back:
     Depreciation and amortization of
       goodwill and intangibles                  153            126
                                              ------         ------
                                              $1,480         $  582
                                              ======         ======


YEAR 2000

         The Company recognizes the need to address the potentially adverse impact that Year 2000 issues might have on its business operations. The Company's compliance efforts are ongoing under the guidance of its Director of Systems Operations and involve employees throughout the Company as well as outside consultants and contractors. The Company's Year 2000 Project leadership team meets with the Company's executive management weekly and the Board of Directors is routinely updated on the status of the Company's efforts.

OVERVIEW OF THE COMPANY'S STATE OF READINESS

         The Company has reviewed its critical information technology and non-information technology systems and summarizes its state of readiness as follows:

- The Company's growth motivated a generalized review of the adequacy of its existing software environment and technological infrastructure to meet the Company's long-term operating requirements. Accordingly, the Company undertook an 18-month project to design and implement the Cybertek LoanXchange Mortgage Processing System (LoanXchange). Testing and implementation of this Year 2000 compliant system has been completed and the system is now in use.

- The Company's internally developed applications have been remediated and are now Year 2000 compliant. The remediated versions were also modified to work in conjunction with the LoanXchange system.

- The Company uses various applications that were purchased or are used in a service bureau relationship with third parties. Compliant versions have been placed into production for all but two of these applications.

- The Company's new lock-box hardware and software has been installed and successfully tested, and will be placed into production during the third quarter. The final piece of software has been installed in a test environment and will be moved into production during September of 1999.

- The Company uses desktop software at each PC. Implementation of a standardized package that delivers Year 2000 compliant desktop software is near completion with completion scheduled for August of 1999. Remaining work consists primarily of installing NT 4 on the desktops.

- The Company uses computer hardware, including servers, desktop PCs and network infrastructure components. Remediation and upgrade of all data center hardware and network infrastructure to Year 2000 compliant hardware are complete. Desktop hardware is 95% complete with the rollout of 1,200 new desktops with completion scheduled for the third quarter of 1999.

REVIEW OF MISSION CRITICAL BUSINESS SPECIFIC YEAR 2000 COMPLIANCE STATUS

         AGENCY-ELIGIBLE MORTGAGE PRODUCTION mission critical applications have been remediated or replaced by our new enterprise system, LoanXchange.

         MORTGAGE SERVICING - The only mission critical system is the Alltel servicing system which is used by the Company through a third-party service bureau relationship. Alltel has issued the Company a letter stating that it has completed modification of all systems used by the Company bringing them to Year 2000 compliance. Alltel is the largest vendor of servicing systems in the United States. Alltel and the Company participated in an industry sponsored testing program and the Company has received confirmation of the successful testing.

         LAUREATE CAPITAL CORP. - The Company operates its commercial mortgage origination and servicing business through its subsidiary, Laureate Capital Corp. (Laureate) Upgrade of Laureate's mission critical McCracken commercial mortgage servicing system to a Year 2000 compliant version has been completed and Laureate's mission critical systems are now Year 2000 compliant.

         REPUBLIC LEASING COMPANY, INC. - The Company operates its leasing business through its subsidiary Republic Leasing Company, Inc. (Republic Leasing). Republic Leasing's mission critical systems are Year 2000 compliant.

         MERITAGE MORTGAGE CORPORATION - The Company operates substantially all of its subprime loan origination business through its subsidiary, Meritage Mortgage Corporation (Meritage).

Upgrade of Meritage's mission critical Contour front-end loan processing system to a Year 2000 compliant version has been completed and Meritage's mission critical systems are now Year 2000 compliant.

         OTHER - The Company and all of its subsidiaries use the same general ledger, accounts payable and human resources systems. All of such systems are Year 2000 compliant. The HVAC system at the Company's home office is not compliant and will be replaced.

THIRD PARTY SUPPLIERS
         Mission critical third party suppliers are Fannie Mae, Freddie Mac and Alltel. Software supplied to the Company by Fannie Mae and Freddie Mac has been certified as compliant and the Company has installed the compliant versions. In addition, Fannie Mae, Freddie Mac and the Company participated in an industry sponsored testing program and the Company has received confirmation of the successful testing. As discussed above, Alltel has also stated that its software and systems are compliant and the industry sponsored test program was successfully completed.

TRADING PARTNERS
         The Company is communicating with suppliers, dealers, financial institutions and others with whom it does business to coordinate Year 2000 compliance. However, the Company's residential mortgage business is conducted through relationships with over 6,000 correspondents and brokers. The primary points of interaction with these customers relate to loan registration, loan locking and loan closing activities. These activities are initiated via phone and fax and through a compliant and proprietary interface that is made available over the Internet. The Company is not undertaking a readiness review of these relationships based on its assessment that the Year 2000 issue is not likely to have a material impact on the Company's ability to interact with these trading partners.

FINANCIAL IMPACT
         Direct costs associated exclusively with achieving Year 2000 compliance are expected to be between $0.5 and $1 million dollars and will be paid out of cash flow. Additional system costs exceeding $8 million that are not directly related to Year 2000 but, that relate to upgrades noted above, serve to solve Year 2000 issues. Direct costs associated with the work performed to date were approximately $700 thousand through June 30, 1999. The Year 2000 effort is expected to use approximately 5% of Information Technology's 1999 budget.

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

         For purposes of disclosure in the 1998 Annual Report on Form 10-K, the Company performed various sensitivity analyses that quantify the net financial impact of hypothetical changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments which rely upon a number of critical assumptions. Actual experience may differ materially from the estimated. To the extent that yield curve shifts are non-parallel and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material. The Company has procedures in place that monitor whether material changes in market risk are likely to have occurred since December 31, 1998. The Company does not believe that there have been any material changes in market risk from those reported in the 1998 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         DURING THE PERIOD OF APRIL 1, 1999, THROUGH JUNE 30, 1999, THE FOLLOWING MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS:

         AT THE ANNUAL MEETING OF THE SHAREHOLDERS OF THE COMPANY ON MAY 6, 1999, THE SHAREHOLDERS ELECTED STUART M. CABLE, JOHN W. CURRIE AND JOHN
         O. WOLCOTT TO SERVE AS DIRECTORS OF THE COMPANY FOR THREE YEAR TERMS EXPIRING AT THE 2002 ANNUAL MEETING OF SHAREHOLDERS. MR. CABLE RECEIVED 11,310,865 VOTES, 3,579,770 VOTES WERE WITHHELD WITH NO VOTES AGAINST. MR. CURRIE RECEIVED 14,595,298 VOTES, 295,337 VOTES WERE WITHHELD WITH NO VOTES AGAINST. MR. WOLCOTT RECEIVED 14,692,285 VOTES, 198,350 VOTES WERE WITHHELD WITH NO VOTES AGAINST.

         AT THE ANNUAL MEETING OF THE SHAREHOLDERS OF THE COMPANY ON MAY 6, 1999, THE SHAREHOLDERS VOTED TO APPROVE AN AMENDMENT TO THE STOCK INVESTMENT PLAN. THE APPROVAL RECEIVED 14,703,388 VOTES, 22,684 VOTES WERE WITHHELD WITH 164,563 AGAINST.

ITEM 6.           - EXHIBITS AND REPORTS ON FORM 8-K

         - (A)    A LIST OF EXHIBITS FILED WITH THIS FORM 10-Q, ALONG WITH THE
                  EXHIBIT INDEX CAN BE FOUND ON PAGES A TO F FOLLOWING THE SIGNATURE PAGE.

         - (B) NO REPORTS ON FORM 8K WERE FILED DURING THE QUARTER ENDED JUNE 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                    ----------------------------------------
                                  (Registrant)



                    /s/ Steven F. Herbert
                    ------------------------------------------------------------
                    Steven F. Herbert
                    Corporate Senior Executive Vice President and
                    Corporate Chief Financial Officer

                    (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)




DATED:   August 15, 1999

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

3.6      Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc.
         incorporated by reference to Exhibit 3.1 of the Registrant's
         Registration No. 333-82105.

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

4.3      Note Agreement between the Registrant and UNUM Life Insurance Company                               *
         of America dated May 16, 1997 incorporated by reference to Exhibit
         10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

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

10.17    (A) Phantom 401(k) Plan incorporated by reference to exhibit 10.24 of                               *
         the Registrant's Annual Report on Form 10-K for the year ended December
         31, 1994

         (B) Amendment to Phantom 401(k) Plan incorporated by reference to                                   *
         exhibit 10.17(B) of the Registrant's Quarterly Report on Form 10-Q for
         the period ended March 31, 1999

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

10.20    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of                              *
         the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

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



                                       D

EXHIBIT NO.              DESCRIPTION                                                                       PAGE
-----------              -----------                                                                       ----

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



                                       E

EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----

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

10.52    The Resource Bancshares Mortgage Group, Inc. Nonqualified Deferred
         Compensation Plan effective April 1, 1999

11.1     Statement re: Computation of Net Income per Common Share                                          ____

27.1     Financial Data Schedule (for SEC use only)                                                        ____

----------------------------------

* Incorporated by reference



                                       F