Form 10-Q/A
period 1999-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1999-09-01
CIK 893817

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

For the transition period from _____________ to ______________


Commission File Number 000-21786
                       ---------

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   STATE OF DELAWARE                                    57-0962375
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   7909 Parklane Road,  Columbia, SC                        29223
--------------------------------------------------------------------------------
   (Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number, including area code   (803)741-3000
                                                     -------------

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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q/A for the quarter ended June 30, 1999

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                   PAGE
                                                                   ----

ITEM 2.     Management's Discussion and Analysis of                  3
     Financial Condition and Results of Operations

SIGNATURES                                                          44

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This 10-Q/A is being filed to revise the first sentence of the 9th paragraph under Liquidity and Capital Resources which discusses the Company's stock repurchase program. The following discussion and analysis should be read in conjunction with the Financial Information, the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1998 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Statements included in this discussion and analysis (or elsewhere in this document) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in this filing or from time to time in other reports filed by the Company with the Securities and Exchange Commission:
(i) interest rate risks; (ii) changes in economic conditions; (iii) competition;
(iv) possible changes in regulations and related matters; (v) litigation affecting the mortgage banking business; (vi) delinquency and default risks;
(vii) changes in the market for servicing rights, mortgage loans and leases,
(viii) environmental matters; (ix) changes in the demand for mortgage loans and leases, (x) changes in the value of residual interests in subprime securitizations, (xi) prepayment risks, (xii) Year 2000 risks, (xiii) possible changes in accounting estimates, (xiv) availability of funding sources and (xv) other risks and uncertainties. The Company disclaims any obligation to update any forward-looking statements.

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

         The Company has been repurchasing its stock pursuant to Board authority since March 1998 and as of June 30, 1999 the Company had remaining authority to repurchase up to $3 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. The repurchase authority will enable the Company to repurchase shares to meet the Company's obligations pursuant to existing bonus, stock option, dividend reinvestment and employee stock purchase and ESOP plans. The Company's primary objective is to offset the potentially dilutive effect that option exercises and stock issuances under these plans might otherwise have. Shares repurchased are maintained in the Company's treasury account and are not retired. At June 30, 1999, there were 2,713,986 shares held in the Company's treasury account at an average cost of $12.54 per share.

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




DATED:   September 1, 1999