Form 10-Q
period 1999-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 1999-11-12
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended SEPTEMBER 30, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

Commission File Number 000-21786


                   RESOURCE BANCSHARES MORTGAGE GROUP, INC.
 __________________________________________________________________________
             (Exact name of registrant as specified in its charter)


         STATE OF DELAWARE                              57-0962375
______________________________________     ____________________________________
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


  7909 PARKLANE ROAD,  COLUMBIA, SC                        29223
_______________________________________    _____________________________________
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code         (803)741-3000
                                                   _____________________________


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and (ii) has been subject to such filing requirements for the past 90 days.

YES    X    NO
   ________   _______

The number of shares of common stock of the Registrant outstanding as of October 31, 1999, was 20,025,597.

                                     Page 1
                         Exhibit Index on Pages A to F

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
               Form 10-Q for the quarter ended September 30, 1999

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                       3


            Consolidated Statement of Income                                 4


            Consolidated Statement of Changes in Stockholders' Equity        5


            Consolidated Statement of Cash Flows                             6


            Notes to Consolidated Financial Statements                       7


ITEM 2.     Management's Discussion and Analysis of                         11
            Financial Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk      50


PART II.    OTHER INFORMATION                                               51


ITEM 6.     Exhibits and Reports on Form 8-K                                51


SIGNATURES                                                                  52


EXHIBIT INDEX                                                               A-F

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                ($ in thousands)

                                                          September 30,        December 31,
                                                               1999                1998
                                                          -------------        ------------
                                                           (Unaudited)

ASSETS

Cash                                                      $       9,815        $     18,124
Receivables                                                      54,566              80,248
Trading Securities:
  Mortgage-backed securities                                    114,165             385,055
  Residual interests in subprime securitizations                 50,924              45,782
Mortgage loans held for sale                                    462,556           1,056,403
Lease receivables                                               144,887             102,029
Servicing rights, net                                           177,417             191,022
Premises and equipment, net                                      37,955              35,338
Accrued interest receivable                                       1,853               3,642
Goodwill and other intangibles                                   15,700              16,363
Other assets                                                     38,511              35,629
                                                          -------------        ------------
  Total assets                                            $   1,108,349        $  1,969,635
                                                          =============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Short-term borrowings                                   $     742,028        $  1,566,287
  Long-term borrowings                                            6,286               6,364
  Accrued expenses                                               12,682              30,098
  Other liabilities                                             119,160             114,728
                                                          -------------        ------------
  Total liabilities                                             880,156           1,717,477
                                                          -------------        ------------
Stockholders' equity
  Preferred stock - par value $.01 - 5,000,000 shares
    authorized; no shares issued or outstanding                      --                  --
  Common stock - par value $.01 - 50,000,000 shares
    authorized; 31,637,331 shares issued and outstanding
    at September 30, 1999 and December 31, 1998                     316                 316
  Additional paid-in capital                                    303,618             307,114
  Retained earnings                                              65,549              59,599
  Common stock held by subsidiary at cost - 7,767,099
    shares at September 30, 1999 and December 31, 1998          (98,953)            (98,953)
  Treasury stock - 3,617,596 and 869,378 shares at
    September 30, 1999 and December 31 1998, respectively       (36,881)            (11,499)
  Unearned shares of employee stock ownership plan -
    441,270 and 353,641 unallocated shares at September 30,
    1999 and December 31, 1998, respectively                     (5,456)             (4,419)
                                                          -------------        ------------
    Total stockholders' equity                                  228,193             252,158
                                                          -------------        ------------
Commitments and contingencies                                        --                  --
    Total liabilities and stockholders' equity            $   1,108,349        $  1,969,635
                                                          =============        ============

          See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    ($ in thousands, except share information)
                                  (Unaudited)


                                                                 FOR THE NINE MONTHS ENDED        FOR THE QUARTER ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 -------------------------        ---------------------
                                                                   1999             1998            1999            1998
                                                                 ---------       ---------        --------        --------

REVENUES

     Interest income                                            $   68,218      $   74,649      $   19,587      $   25,009
     Interest expense                                              (46,860)        (60,297)        (13,126)        (20,408)
                                                                ----------      ----------      ----------      ----------
     Net interest income                                        $   21,358      $   14,352      $    6,461      $    4,601
     Net gain on sale of mortgage loans                             80,300         129,226          16,823          45,597
     Gain on sale of mortgage servicing rights                       6,317           1,613           1,494             533
     Servicing fees                                                 35,893          31,134          10,898          11,419
     Gain on sale of retail production franchise                        --           1,490              --              --
     Other income                                                      305           1,894             488             487
                                                                ----------      ----------      ----------      ----------
          Total revenues                                           144,173         179,709          36,164          62,637
                                                                ----------      ----------      ----------      ----------

EXPENSES

     Salary and employee benefits                                   56,722          62,041          19,511          20,479
     Occupancy expense                                              10,700           8,058           4,062           2,627
     Amortization and provision for impairment of
       mortgage servicing rights                                    24,582          20,053           6,280           7,750
     General and administrative expenses                            32,653          31,055           9,470          10,395
                                                                ----------      ----------      ----------      ----------
          Total expenses                                           124,657         121,207          39,323          41,251
                                                                ----------      ----------      ----------      ----------

     Income (loss) before income taxes                              19,516          58,502          (3,159)         21,386
     Income tax (expense) benefit                                   (6,694)        (22,557)          1,484          (8,134)
                                                                ----------      ----------      ----------      ----------
          Net income (loss)                                     $   12,822      $   35,945      $   (1,675)     $   13,252
                                                                ==========      ==========      ==========      ==========

     Weighted average common shares outstanding -- Basic        21,158,547      23,189,299      20,310,289      23,394,524
                                                                ==========      ==========      ==========      ==========

     Net income (loss) per common share -- Basic                     $0.61           $1.55          $(0.08)          $0.57
                                                                ==========      ==========      ==========      ==========

     Weighted average common shares outstanding -- Diluted      21,351,034      23,569,021      20,310,289      23,831,297
                                                                ==========      ==========      ==========      ==========

     Net income (loss) per common share -- Diluted                   $0.60           $1.53          $(0.08)          $0.56
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

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                   (Unaudited)

                                                           COMMON STOCK                    ADDITIONAL
          NINE MONTHS ENDED                      ---------------------------------          PAID-IN              RETAINED
          SEPTEMBER 30, 1998                          SHARES            AMOUNT              CAPITAL              EARNINGS
---------------------------------------          ------------------   ------------       ---------------      -------------
Balance, December 31, 1997                              31,120,383          $ 311             $299,516             $17,763

Issuance of restricted stock                                20,056              *                  328
Cash dividends                                                                                                      (4,417)
Exercise of stock options                                  355,965              2                  (26)
Shares committed to be released
    under Employee Stock Ownership Plan                                                            413
Purchase of Shares by Employee
    Stock Ownership Plan
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                                        198,722              1                3,271                 (92)
Acquisition of Meritage
    Mortgage Corporation                                   142,118              2                1,764
Treasury stock purchased                                  (200,000)
Net income                                                                                                          35,945
Total comprehensive income
                                                      ------------      ---------          ------------        -----------
Balance, September 30, 1998                             31,637,244           $316              $305,266            $49,199
                                                      ============      =========          ============        ===========

                                         UNEARNED SHARES OF             COMMON                                    TOTAL
          NINE MONTHS ENDED                EMPLOYEE STOCK           STOCK HELD BY            TREASURY         STOCKHOLDERS'
          SEPTEMBER 30, 1998              OWNERSHIP PLAN              SUBSIDIARY              STOCK              EQUITY
----------------------------------      --------------------    --------------------     ---------------    ---------------
Balance, December 31, 1997                     $(3,498)                $ (98,953)                                 $215,139

Issuance of restricted stock                                                                                           328
Cash dividends                                                                                                      (4,417)
Exercise of stock options                                                                    $ 3,034                 3,010
Shares committed to be released
    under Employee Stock Ownership Plan            774                                                               1,187
Purchase of Shares by Employee
    Stock Ownership Plan                        (1,500)                                                             (1,500)
Shares issued under Dividend
    Reinvestment and Stock
    Purchase Plan and Stock
    Investment Plan                                                                                                  3,180
Acquisition of Meritage
    Mortgage Corporation                                                                                             1,766
Treasury stock purchased                                                                      (3,034)               (3,034)
Net income
Total comprehensive income                                                                                          35,945
                                              --------                 ---------             -------              --------
Balance, September 30, 1998                   $ (4,224)                $ (98,953)            $    --              $251,604
                                              ========                 =========             =======              ========

                                                           COMMON STOCK                    ADDITIONAL
          NINE MONTHS ENDED                      ---------------------------------          PAID-IN              RETAINED
          SEPTEMBER 30, 1999                          SHARES            AMOUNT              CAPITAL              EARNINGS
---------------------------------------          ------------------   ------------       ---------------      -------------
Balance, December 31, 1998                              31,637,331           $316             $307,114             $59,599
Issuance of restricted stock                                                                       116
Cash dividends                                                                                                      (6,786)
Treasury stock purchases
Exercise of stock options                                                                           (3)
Shares committed to be released
  under Employee Stock Ownership Plan                                                             (158)
Purchase of shares by Employee
  Stock Ownership Plan
Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
  Investment Plan                                                                               (3,451)                (86)
Net income (loss)                                                                                                   12,822
Total comprehensive income
                                                        ----------           ----             --------             -------
Balance, September 30, 1999                             31,637,331           $316             $303,618             $65,549
                                                        ==========           ====             ========             =======

                                         UNEARNED SHARES OF            COMMON                                          TOTAL
          NINE MONTHS ENDED                EMPLOYEE STOCK          STOCK HELD BY              TREASURY            STOCKHOLDERS'
          SEPTEMBER 30, 1999               OWNERSHIP PLAN            SUBSIDIARY                 STOCK                 EQUITY
----------------------------------      --------------------    --------------------        ---------------      ----------------
Balance, December 31, 1998                    $ (4,419)                $ (98,953)            $ (11,499)               $252,158
Issuance of restricted stock                                                                     1,285                   1,401
Cash dividends                                                                                                          (6,786)
Treasury stock purchases                                                                       (35,648)                (35,648)
Exercise of stock options                                                                            7                       4
Shares committed to be released
  under Employee Stock Ownership Plan            1,213                                                                   1,055
Purchase of shares by Employee
  Stock Ownership Plan                          (2,250)                                                                 (2,250)
Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
  Investment Plan                                                                                8,974                   5,437
Net income (loss)
Total comprehensive income                                                                                              12,822
                                               -------                  --------              --------                --------
Balance, September 30, 1999                    $(5,456)                 $(98,953)             $(36,881)               $228,193
                                               =======                  ========              ========                ========

* Amount less than $1

          See accompanying notes to consolidated financial statements.

                     RESOURCE BANCSHARES MORTGAGE GROUP, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                       1999               1998
                                                                                    -----------       ------------
OPERATING ACTIVITIES:
   Net income                                                                       $    12,822       $     35,945
   Adjustments to reconcile net income
    to cash provided by (used in) operating activities:
       Depreciation and amortization                                                    29, 658             23,998
       Employee Stock Ownership Plan compensation                                         1,055              1,187
       Provision for estimated foreclosure losses and repurchased loans                   7,931              6,452
       Decrease (increase) in receivables                                                25,682            (25,069)
       Acquisition of mortgage loans                                                 (7,831,794)       (12,062,075)
       Proceeds from sales of mortgage loans and mortgage-backed securities           8 770,407         12,042,649
       Acquisition of mortgage servicing rights                                        (211,670)          (241,738)
       Sales of mortgage servicing rights                                               210,110            174,601
       Net gain on sales of mortgage loans and servicing rights                         (86,617)          (130,839)
       Increase in accrued interest on loans                                              1 789                 78
       Increase in lease receivables                                                    (44,161)           (36,656)
       Increase in other assets                                                          (5,720)           (50,559)
       Increase in residual certificates                                                 (5,142)           (13,709)
       (Decrease) increase in accrued expenses and other liabilities                    (12,984)            54,347
                                                                                    -----------       ------------
          Net cash provided by (used in) operating activities                           861,366           (221,388)
                                                                                    ===========       ============
INVESTING ACTIVITIES:
   Purchases of premises and equipment, net                                              (7,496)           (10,315)
                                                                                    -----------       ------------

          Net cash used in investing activities                                          (7,496)           (10,315)
                                                                                    ===========       ============
 FINANCING ACTIVITIES:
   Proceeds from borrowings                                                          23,720,794         30,126,715
   Repayment of borrowings                                                          (24,545,131)       (29,802,505)
   Issuance of restricted stock                                                           1,401                328
   Shares issued under Dividend Reinvestment and Stock Purchase Plan
    and Stock Investment Plan                                                             5,437              3,180
   Cash dividends                                                                        (6,786)            (4,417)
   Acquisition of treasury stock                                                        (35,648)            (3,034)
   Issuance of treasury stock                                                                                1,674
   Exercise of stock options                                                                  4              1,336
   Loans to Employee Stock Ownership Plan                                                (2,250)            (1,500)
                                                                                    -----------       ------------

          Net cash (used in) provided by financing activities                          (862,179)           321,777
                                                                                    ===========       ============

Net (decrease) increase in cash                                                          (8,309)            90,074
Cash, beginning of period                                                                18,124             13,546
                                                                                    -----------       ------------
  Cash, end of period                                                               $     9,815       $    103,620
                                                                                    ===========       ============


           See accompanying notes to consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

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

     Effective August 2, 1999, the Company implemented changes to its organizational structure, in order to manage more effectively the business diversity of its five distinct businesses: agency-eligible mortgage production, subprime mortgage production, commercial mortgage production, residential mortgage loan servicing and small-ticket equipment leasing. The Company will now operate as a holding company and each primary business will function independently. Holding company staff will coordinate the independent efforts of each unit.

     In connection with the reorganization, certain prior period amounts have been reclassified across divisions to conform to current period presentation and for comparability purposes.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). However, early adoption is permitted.
The Company has not yet determined either the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position or the period in which the statement will be implemented.

     The following is a reconciliation of basic earnings per share to diluted earnings per share for the nine months and quarter ended September 30, 1999 and 1998, respectively:


($ IN THOUSANDS)                           FOR THE NINE MONTHS ENDED         FOR THE QUARTER ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          ----------------------------    --------------------------
                                              1999            1998           1999             1998
                                          -----------      -----------    -----------    -----------

Net income (loss)                         $    12,822      $    35,945    $    (1,675)   $    13,252
                                          -----------      -----------    -----------    -----------
Average common shares outstanding          21,158,547       23,189,299     20,310,289     23,394,524
                                          -----------      -----------    -----------    -----------
Earnings (loss) per share - basic         $      0.61      $      1.55    $     (0.08)   $      0.57
                                          -----------      -----------    -----------    -----------
Dilutive stock options                        192,487          379,722              0        436,773
Average common and common equivalent
    shares outstanding                     21,351,034       23,569,021     20,310,289     23,831,297
                                          -----------      -----------    -----------    -----------
Earnings (loss) per share - diluted       $      0.60      $      1.53    $     (0.08)   $      0.56
                                          -----------      -----------    -----------    -----------

     Options to purchase 1,176,489 shares of common stock at prices ranging between $10.64 - $17.75 per share were outstanding during the first nine months of 1999 but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares.

     Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the nine months and quarter ended September 30, 1999 and 1998, respectively:

                                    AGENCY-ELIGIBLE
                           --------------------------------
FOR THE NINE MONTHS ENDED                                             COMMERCIAL          TOTAL
SEPTEMBER 30, 1999*        PRODUCTION SERVICING REINSURANCE SUBPRIME   MORTGAGE  LEASING SEGMENTS  OTHER  ELIMINATIONS  CONSOLIDATED
-------------------------  ---------- --------- ----------- --------  ---------- ------- -------- ------- ------------  ------------
(UNAUDITED)
Net interest income (loss)  $  7,949   $(3,287) $      --    $11,552   $   285    $5,299  $ 21,798 $  (440)                $ 21,358
Net gain on sale of
 mortgage loans               58,717        --                15,225     6,358        --    80,300      --                   80,300
Gain on sale of mortgage
 servicing rights                 --     6,317         --         --        --        --     6,317      --                    6,317
Servicing fees                    --    31,993         --         --     3,400       500    35,893      --                   35,893
Other income (loss)              204       495      1,018     (2,742)       49       958       (18)    509     (186)            305
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
   Total revenues             66,870    35,518      1,018     24,035    10,092     6,757   144,290      69     (186)        144,173
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
Salary and employee
  benefits                    32,133     2,609         21     11,981     5,682     2,028    54,454   2,268                   56,722
Occupancy expense              7,019       317         --      1,862       830       330    10,358     559     (217)         10,700
Amortization and provision
 for impairment of mortgage
 servicing rights                 --    22,985         --         --     1,597        --    24,582      --                   24,582
General and administrative
 expenses                     16,631     4,542        303      7,306     1,361     2,236    32,379     401     (127)         32,653
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
   Total expenses             55,783    30,453        324     21,149     9,470     4,594   121,773   3,228     (344)        124,657
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
Income (loss) before
 income taxes                 11,087     5,065        694      2,886       622     2,163    22,517  (3 159)     158          19,516
Income tax (expense)
  benefit                     (3,707)   (1,693)      (245)      (928)     (298)     (879)   (7,750)  1,056                   (6,694)
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
Net income (loss)            $ 7,380   $ 3,372  $     449    $ 1,958   $   324    $1,284  $ 14,767 $(2,103)  $  158        $ 12,822
                             =======   =======  =========    =======   =======    ======  ======== =======   ======        ========

*Revenues and expenses have been allocated on a direct basis to the extent possible.  Management believes that these revenues and expenses have  been allocated to the  respective divisions on a reasonable basis.


                                    AGENCY-ELIGIBLE
                           --------------------------------
FOR THE NINE MONTHS ENDED                                             COMMERCIAL          TOTAL
SEPTEMBER 30, 1998*        PRODUCTION SERVICING REINSURANCE SUBPRIME   MORTGAGE  LEASING SEGMENTS  OTHER  ELIMINATIONS  CONSOLIDATED
-------------------------  ---------- --------- ----------- --------  ---------- ------- -------- ------- ------------  ------------
(UNAUDITED)

Net interest income (loss)   $  4,972  $    --  $      --    $ 5,999   $   374    $3,198  $ 14,543 $  (191)               $  14,352
Net gain on sale of
 mortgage loans               101,547       --         --     22,218     5,461        --   129,226      --                  129,226
Gain on sale of mortgage
 servicing rights                  --    1,613         --         --        --        --     1,613      --                    1,613
Servicing fees                     --   27,257         --         --     2,776       773    30,806     328                   31,134
Other income (loss)             1,702      230         --        272       (13)      571     2,762     622       --           3,384
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
   Total revenues             108,221   29,100         --     28,489     8,598     4,542   178,950     759       --         179,709
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
Salary and employee
 benefits                      39,797    2,491         --     11,270     4,924     1,561    60,043   1,998                   62,041
Occupancy expense               5,059      313         --      1,362       598       264     7,596     462       --           8,058
Amortization and provision
 for impairment of mortgage
 servicing rights                  --   19,081         --         --       972        --    20,053      --                   20,053
General and administrative
 expenses                      19,650    4,456         --      3,256     1,269     1,810    30,441     614       --          31,055
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
   Total expenses              64,506   26,341         --     15,888     7,763     3,635   118,133   3,074       --         121,207
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
Income (loss) before
 income taxes                  43,715    2,759         --     12,601       835       907    60,817  (2,315)      --          58,502
Income tax (expense)
 benefit                      (17,086)  (1,069)        --     (4,571)     (317)     (359)  (23,402)    845                  (22,557)
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
Net income (loss)            $ 26 629  $ 1,690  $      --    $ 8,030   $   518    $  548  $ 37,415 $(1,470)  $   --       $  35,945
                             ========  =======  =========    =======   =======    ======  ======== =======   ======       =========

*Revenues and expenses have been allocated on a direct basis to the extent possible.  Management believes that these revenues and expenses have been allocated to the respective divisions on a reasonable basis.


                                   AGENCY-ELIGIBLE
                          ---------------------------------
FOR THE QUARTER ENDED                                                 COMMERCIAL          TOTAL
SEPTEMBER 30, 1999*       PRODUCTION  SERVICING REINSURANCE  SUBPRIME  MORTGAGE  LEASING SEGMENTS   OTHER  ELIMINATIONS CONSOLIDATED
---------------------     ----------  --------- -----------  -------- ---------- ------- --------  ------- ------------ ------------
(UNAUDITED)
Net interest  income
  (loss)                   $ 1,438    $  (904)    $    --     $ 4,096   $   71    $1,910  $ 6,611  $ (150)                $ 6,461
Net gain on sale of
     mortgage loans          8,639         --          --       4,851    3,333        --   16,823      --                  16,823
Gain on sale
     of mortgage
     servicing rights           --      1,494          --          --       --        --    1,494      --                   1,494
Servicing fees                  --      9,458          --          --    1,267       173   10,898      --                  10,898
Other income (loss)            187        151         577      (1,183)      18       424      174     500     $(186)          488
                           -------    -------     -------     -------   ------    ------  -------  ------     -----       -------
   Total revenues           10,264     10,199         577       7,764    4,689     2,507   36,000     350      (186)       36,164
                           -------    -------     -------     -------   ------    ------  -------  ------     -----       -------
Salary and employee
     benefits                9,781        804          21       5,197    2,434       675   18,912     599                  19,511
Occupancy expense            2,942        110          --         610      289       116    4,067     212      (217)        4,062
Amortization and
     provision for
     impairment of
     mortgage servicing
     rights                     --      5,665          --          --      615        --    6,280      --                   6,280
General and admini-
     strative expenses       3,938      1,201          99       2,845      428       880    9,391     206      (127)        9,470
                          -------    -------     -------     -------   ------    ------  -------  ------     -----       -------
   Total expenses           16,661      7,780         120       8,652    3,766     1,671   38,650   1,017      (344)       39,323
                           -------    -------     -------    --------   ------    ------  -------  ------     -----       -------
Income (loss) before
     income taxes           (6,397)     2,419         457        (888)     923       836   (2,650)   (667)      158        (3,159)
Income tax (expense)
    benefit                  2,570       (901)       (161)        483     (389)     (336)   1,266     218                   1,484
                           -------   --------     -------     -------   ------    ------  -------  ------     -----       -------
Net income (loss)          $(3,827)  $  1,518     $   296     $  (405)  $  534    $  500  $(1,384) $ (449)    $ 158       $(1,675)
                           =======   ========     =======     =======   ======    ======  =======  ======     =====       =======

* Revenues and expenses have been allocated on a direct basis to the extent  possible. Management believes that these revenues and expenses have been  allocated to the respective divisions on a reasonable basis.


                                   AGENCY-ELIGIBLE
                          ---------------------------------
FOR THE QUARTER ENDED                                                  COMMERCIAL          TOTAL
SEPTEMBER 30, 1998*       PRODUCTION  SERVICING REINSURANCE  SUBPRIME   MORTGAGE  LEASING SEGMENTS  OTHER  ELIMINATIONS CONSOLIDATED
---------------------     ----------  --------- -----------  --------  ---------- ------- --------  ------ ------------ ------------
(UNAUDITED)
Net interest income
     (loss)                $   839   $     --     $    --     $ 2,586    $  114    $1,216 $ 4,755  $ (154)                $ 4,601
Net gain on sale of
     mortgage loans         34,782         --          --       8,836     1,979        --   45,597      --                  45,597
Gain on sale
     of mortgage
     servicing rights           --        533          --          --        --        --      533      --                     533
Servicing fees                  --     10,027          --          --       964       264   11,255     164                  11,419
Other income (loss)              7         89          --         135       (11)      146      366     121        --           487
                           -------   --------     -------     -------    ------    ------  -------  ------     -----       -------
   Total revenues           35,628     10,649          --      11,557     3,046     1,626   62,506     131        --        62,637
                           -------   --------     -------     -------    ------    ------  -------  ------     -----       -------
Salary and employee
     benefits               12,788        843          --       3,681     2,004       531   19,847     632                  20,479
Occupancy expense            1,574         95          --         491       209        98    2,467     160        --         2,627
Amortization and
     provision for
     impairment of
     mortgage servicing
     rights                     --      7,432          --          --       318        --    7,750      --                   7,750
General and admini-
     strative expenses       6,705      1,339          --       1,141       426       546   10,157     238         --       10,395
                           -------   --------     -------     -------    ------    ------  -------  ------      -----      -------
   Total expenses           21,067      9,709          --       5,313     2,957     1,175   40,221   1,030         --       41,251
                           -------   --------     -------     -------    ------    ------  -------  ------      -----      -------
Income (loss) before
     income taxes           14,561        940          --       6,244        89       451   22,285    (899)        --       21,386
Income tax (expense)
    benefit                 (5,575)      (359)         --      (2,322)      (35)     (171)  (8,462)    328                  (8,134)
                           -------   --------     -------     -------    ------    ------  -------  ------     ------      -------
Net income (loss)          $ 8,986   $    581     $    --     $ 3,922    $   54    $  280  $13,823  $ (571)    $   --      $13,252
                           =======   ========     =======     =======    ======    ======  =======  ======     ======      =======

* Revenues and expenses have been allocated on a direct basis to the extent possible.   Management believes that these revenues and
  expenses have been allocated to the respective divisions on a reasonable basis.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1998 Annual Report on Form 10-K and the interim Consolidated Financial Statements contained herein. Statements included in this discussion and analysis (or elsewhere in this document) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in this filing or from time to time in other reports filed by the Company with the Securities and Exchange Commission: (i) interest rate risks; (ii) changes in economic conditions; (iii) competition; (iv) possible changes in regulations and related matters; (v) litigation affecting the mortgage banking business; (vi) delinquency and default risks; (vii) changes in the market for servicing rights, mortgage loans and leases; (viii) environmental matters; (ix) changes in the demand for mortgage loans and leases; (x) changes in the value of residual interests in subprime securitizations; (xi) prepayment risks, (xii) Year 2000 risks; (xiii) possible changes in accounting estimates; (xiv) availability of funding sources; and (xv) other risks and uncertainties. The Company disclaims any obligation to update any forward-looking statements.

THE COMPANY

     The Company is a diversified financial services company engaged through wholly-owned subsidiaries primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family (i.e. one-four family), first-mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, two of the Company's wholly-owned subsidiaries originate, sell and service small-ticket commercial equipment leases and originate, sell, underwrite for investors and service commercial mortgage loans.

LOAN AND LEASE PRODUCTION

     The Company, through its wholly-owned subsidiary, RBMG, Inc., purchases agency-eligible residential mortgage loans from correspondents and through its wholesale division and, until the sale of its retail production platform in May 1998, originated mortgage loans through its retail division. Through its wholly owned subsidiary, Meritage Mortgage Corporation, the Company purchases and originates subprime mortgage loans. The Company also has a wholly-owned subsidiary, Laureate Capital Corp., that originates and services commercial mortgage loans and a wholly-owned subsidiary, Republic Leasing Company, Inc., that purchases and originates and services leases of small-ticket equipment items.

     A summary of production by source for the periods indicated is set forth below:


($ IN THOUSANDS)                                  AT OR FOR THE NINE MONTHS             AT OR FOR THE QUARTER
                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                 ----------------------------         ---------------------------
                                                     1999             1998                1999           1998
                                                 -----------      -----------         -----------     -----------

 Agency-Eligible Loan Production:
     Correspondent                               $ 5,259,196      $ 8,524,393         $ 1,138,671     $ 2,864,933
     Wholesale                                     1,447,891        2,202,280             292,161         718,791
     Retail                                              N/A          264,059                 N/A             N/A
                                                 -----------      -----------         -----------     -----------
 Total Agency-Eligible Loan Production             6,707,087       10,990,732           1,430,832       3,583,724
     Subprime Loan Production                        552,142          417,892             182,287         165,760
     Commercial Mortgage (for Investor and
       Conduits) Loan Production                     572,565          653,451             264,463         290,829
     Lease Production                                 75,181           55,853              30,316          22,310
                                                 -----------      -----------         -----------     -----------
 Total Mortgage Loan and Lease Production        $ 7,906,975      $12,117,928         $ 1,907,898     $ 4,062,623
                                                 ===========      ===========         ===========     ===========


     Initially, the Company was focused exclusively on purchasing agency-eligible mortgage loans through its correspondents. To diversify its sources of residential loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 which was later sold in 1998 and a subprime operation in 1997. To further diversify its sources of production and revenue, the Company acquired a small-ticket commercial equipment lease operation and a commercial mortgage loan business. These two new sources of production accounted for approximately 15% and 8% of the Company's total third quarter production for 1999 and 1998, respectively.

     A summary of key information relevant to industry residential mortgage loan production activity is set forth below:



($ IN THOUSANDS)                                                     AT OR FOR THE QUARTER
                                                                       ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                     1999               1998
                                                                 ------------       ------------


U. S. 1-4 FAMILY MORTGAGE ORIGINATIONS STATISTICS (1):

    U. S. 1-4 Family Mortgage Originations                       $306,000,000       $375,000,000
    Adjustable Rate Mortgage Market Share ("ARM")                      25.00%             13.00%
    Estimated Fixed Rate Mortgage Originations                   $230,000,000       $326,000,000

COMPANY INFORMATION:

    Agency-Eligible Loan Production                              $  1,430,832       $  3,583,724
    Estimated Company Market Share                                      0.47%              0.96%


[FN]

(1) Source:  Mortgage Bankers Association of America, Economics Department.


    The Company's total residential mortgage production decreased by 60% to $1.4 billion for the third quarter of 1999 from $3.6 billion for the third quarter of 1998. This decrease is primarily due to (1) the current level of competition in the market place; (2) an 18% decline in estimated residential originations within the industry; (3) the increased
ARM market share (the Company primarily offers competitive fixed rate products); and (4) the rise in mortgage interest rates beginning in the first quarter of 1999.

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


($ IN THOUSANDS)          AT OR FOR THE NINE MONTHS       AT OR FOR THE QUARTER
                              ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                         ---------------------------     -----------------------
                            1999             1998           1999         1998
                         ----------       ----------     ----------   ----------

Correspondent Loan
 Production              $5,259,196       $8,524,393     $1,138,671   $2,864,933
Estimated Correspondent
 Market Share  (1)            0.51%            0.82%          0.37%        0.76%
Approved Correspondents         886              870            886          870
Correspondent Division
 Expenses                $   43,531       $   52,856      $  12,883   $   17,157


[FN]
(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's correspondent loan production decreased by 60% to $1.1 billion for the third quarter of 1999 from $2.9 billion for the third quarter of 1998. This decrease in production is primarily due to (1) the current level of competition in the market place; (2) an 18% decline in estimated residential originations within the industry; (3) the increased ARM market share (the Company primarily offers competitive fixed rate products); and (4) the rise in mortgage interest rates beginning in the first quarter of 1999. This decline in production is the primary reason for the increase in correspondent division expenses as a percentage of production which increased from 60 basis points for the third quarter of 1998 to 113 basis points for the third quarter of 1999. The number of approved correspondent lenders increased 2% from quarter to quarter.

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



($ IN THOUSANDS)                                AT OR FOR THE NINE MONTHS       AT OR FOR THE QUARTER
                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                -------------------------     -------------------------
                                                   1999         1998             1999           1998
                                                ----------     ----------     ----------     ----------

Wholesale Loan Production                       $1,447,891     $2,202,280     $  292,161     $  718,791
Estimated Wholesale Market Share (1)                 0.14%          0.21%          0.10%          0.19%
Wholesale Division Direct
  Operating Expenses                            $   12,252     $   11,650     $    3,778     $    3,910
Approved Brokers                                     3,939          3,232          3,939          3,232
Number of Branches                                      18             15             18             15
Number of Employees                                    194            155            194            155


[FN]

(1) Source:  Mortgage Bankers Association of America, Economics Department.


     The wholesale loan production decreased 59% ($427 million) from $718.8 million for the third quarter of 1998 to $292.2 million for the third quarter of 1999 primarily due to (1) the current level of competition in the market place;
(2) an 18% decline in estimated residential originations within the industry;
(3) the increased ARM market share (the Company primarily offers competitive fixed rate products); and (4) the rise in mortgage interest rates beginning in the first quarter of 1999. Wholesale division operating expenses as a percentage of production increased from 54 basis points in the third quarter of 1998 to 129 basis points in the third quarter of 1999 primarily as a result of the decline in production.

RETAIL LOAN PRODUCTION

     Effective May 1, 1998, the Company sold its retail production franchise to CFS Bank. Retail loan production and retail divisional direct operating expenses for the nine months ended September 30, 1998 were $264.1 million and $5.7 million, respectively.

SUBPRIME LOAN PRODUCTION

     In 1997, the Company began its initial expansion into subprime lending activities. The Company does subprime business under the name of its wholly-owned subsidiary, Meritage Mortgage Corporation. A summary of key information relevant to the Company's subprime production activities is set forth below:


($ IN THOUSANDS)                                AT OR FOR THE NINE MONTHS        AT OR FOR THE QUARTER
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                -------------------------     -------------------------
                                                  1999            1998          1999            1998
                                                --------        ---------     ---------       ---------

Subprime Loan Production                        $ 552,142       $ 417,892     $ 182,287       $ 165,760
Subprime Division Direct Operating Expenses     $  21,149       $  15,888     $   8,652       $   5,313
Number of Brokers                                   2,434             835         2,434             835
Number of Employees                                   343             243           343             243
Number of Branches                                     18              17            18              17

[FN]
(1) Source:  Mortgage Bankers Association of America, Economics Department.


     Subprime loan production increased by 10% to $182.3 million for the third quarter of 1999 as compared to $165.8 million during the third quarter of 1998 as the Company has expanded its operations. Between September 30, 1998 and September 30, 1999 the Company increased the number of its wholesale brokers by 1,599.

COMMERCIAL MORTGAGE PRODUCTION

     The Company's subsidiary, Laureate Capital Corp. (Laureate), originates commercial mortgage loans for various insurance companies and other investors. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate retains the right to service the loans under a servicing agreement. A summary of key information relevant to the Company's commercial mortgage production activities is set forth below:



($ IN THOUSANDS)                                         AT OR FOR THE NINE MONTHS     AT OR FOR THE QUARTER
                                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         -------------------------    ------------------------
                                                            1999            1998          1999           1998
                                                         ---------       ---------    ---------      ---------

Commercial Mortgage Production                           $ 572,565       $ 653,451    $ 264,463      $ 290,829
Commercial Mortgage Division Direct Operating Expenses   $   9,470       $   7,763    $   3,766      $   2,957
Number of Branches                                              13              11           13             11
Number of Employees                                             93              77           93             77


LEASE PRODUCTION

     The Company's wholly-owned subsidiary, Republic Leasing, originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. A summary of key information relevant to the Company's lease production activities is set forth below:

($ IN THOUSANDS)                             AT OR FOR THE NINE MONTHS      AT OR FOR THE QUARTER
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                             -------------------------     -----------------------
                                              1999              1998         1999           1998
                                             --------         --------     --------       --------
Lease Production                             $ 75,181         $ 55,853     $ 30,316       $ 22,310
Lease Division Direct Operating Expenses     $  4,594         $  3,635     $  1,671       $  1,175
Number of Brokers                                 207              210          207            210
Number of Employees                                67               61           67             61

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

     A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

($ IN THOUSANDS)                                  AT OR FOR THE NINE MONTHS        AT OR FOR THE QUARTER
                                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                 ---------------------------    ---------------------------
                                                     1999           1998            1999           1998
                                                 ------------   ------------    ------------   ------------
Underlying Unpaid Principal Balances:
  Beginning Balance *                            $  9,865,100   $  7,125,222     $ 8,410,690   $  9,369,326
  Agency-Eligible Loan Production (net of
    Servicing-released production) *                6,695,685     11,547,716       1,429,830      3,715,794
  Bulk Acquisitions*                                       --        122,467              --             --
  Net Change in Work-in-Progress*                     312,272       (151,839)        115,918        (84,229)
  Sales of Servicing*                              (7,848,456)    (7,675,411)     (1,743,730)    (2,871,176)
  Paid-In-Full Loans*                                (851,143)      (989,514)       (202,087)      (338,623)
  Amortization, Curtailments and Other, net*         (225,788)      (255,649)        (62,951)       (68,100)
                                                 ------------   ------------     -----------   ------------
  Ending Balance*                                   7,947,670      9,722,992       7,947,670      9,722,992
  Subservicing Ending Balance                       1,874,201      3,206,581       1,874,201      3,206,581
                                                 ------------   ------------     -----------   ------------
Total Underlying Unpaid Principal Balances       $  9,821,871   $ 12,929,573     $ 9,821,871   $ 12,929,573
                                                 ============   ============     ===========   ============

[FN]
* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

     Of the $8.0 billion and $9.7 billion unpaid principal balance at September 30, 1999 and 1998, approximately $6.1 billion and $5.6 billion, respectively, are classified as available for sale, while $1.9 billion and $4.1 billion, respectively, are classified as held for sale.

     A summary of agency-eligible servicing statistics follows:


($ IN THOUSANDS)                                     AT OR FOR THE NINE MONTHS           AT OR FOR THE QUARTER
                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                  --------------------------------  --------------------------------
                                                       1999             1998             1999            1998
                                                  ---------------- ---------------  --------------------------------

Average Underlying Unpaid Principal Balances
      (including subservicing)                       $ 12,490,733    $ 11,394,262      $ 11,163,496    $ 12,428,469
  Weighted Average Note Rate*                               7.45%           7.36%             7.45%           7.36%
  Weighted Average Servicing Fee*                           0.43%           0.40%             0.43%           0.40%
  Delinquency (30+ days) Including Bankruptcies
      and Foreclosures*                                     1.89%           1.81%             1.89%           1.81%
  Number of Servicing Division Employees                      106             128               106             128


* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and therefore exclude the subservicing portfolio.

     The $1.3 billion, or 11%, decrease in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the third quarter of 1999 as compared to the third quarter of 1998 is primarily related to the Company's decreased loan production volumes during 1999. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, decreased production volumes generally result in a lower volume of mortgage servicing rights held in inventory pending sale.

COMMERCIAL MORTGAGE SERVICING

     Laureate originates commercial mortgage loans for investors and in most cases, Laureate retains the right to service the loans. A summary of key information relevant to the Company's commercial mortgage servicing activities is set forth below:


($ IN THOUSANDS)                                    AT OR FOR THE NINE MONTHS            AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                 --------------------------------   ---------------------------------
                                                      1999            1998               1999             1998
                                                 --------------------------------   ---------------- ----------------

Commercial Mortgage Loan Servicing Portfolio         $ 4,018,649    $  3,133,185        $ 4,018,649     $  3,133,185
Weighted Average Note Rate                                 8.00%           8.18%              8.00%            8.18%
Delinquencies (30+ Days)                                   0.29%           0.49%              0.29%            0.49%


LEASE SERVICING

     The Company's leasing subsidiary services leases that are owned by the Company and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:



($ IN THOUSANDS)

                                                       AT SEPTEMBER 30,                    AT SEPTEMBER 30,
                                                   ------------------------            -----------------------
                                                     1999            1998                1999            1998
                                                   --------        --------            --------       --------
Owned Lease Servicing Portfolio                    $141,509        $ 85,685            $141,509       $ 85,685
Serviced For Investors Servicing Portfolio           18,795          45,780              18,795         45,780
                                                   --------        --------            --------       --------
Total Managed Lease Servicing Portfolio            $160,304        $131,465            $160,304       $131,465
                                                   ========        ========            ========       ========
Weighted Average Net Yield For Managed
  Lease Servicing Portfolio                          10.66%          10.76%              10.66%         10.76%

Delinquencies (30+ Days) Managed Lease
  Servicing Portfolio                                 1.95%           1.96%               1.95%          1.96%


CONSOLIDATED COVERAGE RATIOS

      A summary of the Company's consolidated ratios of servicing fees and interest income for owned leases to cash operating expenses net of amortization and depreciation follows:


($ IN THOUSANDS)                                        AT OR FOR THE NINE MONTHS         AT OR FOR THE QUARTER
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                       --------------------------        -----------------------
                                                          1999              1998          1999            1998
                                                       --------           -------        -------         -------
Total Company Servicing Fees                           $ 35,893           $31,134        $10,898         $11,419
Net Interest Income from Owned Leases                     5,299             3,198          1,910           1,216
                                                       --------           -------        -------         -------
Total Servicing Fees and Interest from Owned Leases    $ 41,192           $34,332        $12,808         $12,635
                                                       --------           -------        -------         -------
Total Company Operating Expenses                       $124,657          $121,207        $39,323         $41,251
Total Company Amortization and Depreciation             (29,658)          (23,998)        (8,675)         (9,112)
                                                       ---------         --------        -------         -------
Total Company Operating Expenses, Net of
  Amortization and Depreciation                        $ 94,999          $ 97,209        $30,648         $32,139
                                                       --------          --------        -------         -------
Coverage Ratio                                              43%               35%            42%             39%
                                                       ========          ========        =======         =======


     The Company's coverage ratios for the third quarter of 1999 and 1998, at 42% and 39%, respectively, were lower than the Company's target level of between 50% and 80%. As market conditions permit, management would expect to bring this ratio back in line with the stated objective.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

SUMMARY BY OPERATING DIVISION

     Net income per common share on a diluted basis for the first nine months of 1999 was $0.60 as compared to $1.53 for the first nine months of 1998. This 61% decrease in net income per common share was less than the 64% decrease in net income due primarily to the impact of the Company's stock repurchase program which reduced the number of weighted average shares outstanding across comparative periods. Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the nine months ended September 30, 1999 and 1998, respectively:

                                   AGENCY-ELIGIBLE
                           --------------------------------
FOE THE NINE MONTHS ENDED                                             COMMERCIAL          TOTAL
SEPTEMBER 30, 1999*        PRODUCTION SERVICING REINSURANCE SUBPRIME   MORTGAGE  LEASING SEGMENTS  OTHER  ELIMINATIONS  CONSOLIDATED
-------------------------  ---------- --------- ----------- --------  ---------- ------- -------- ------- ------------  ------------
(UNAUDITED)
Net interest income (loss)  $  7,949   $(3,287) $      --    $11,552   $   285    $5,299  $ 21,798 $  (440)                $ 21,358
Net gain on sale of
 mortgage loans               58,717        --         --     15,225     6,358        --    80,300      --                   80,300
Gain on sale of mortgage
 servicing rights                 --     6,317         --         --        --        --     6,317      --                    6,317
Servicing fees                    --    31,993         --         --     3,400       500    35,893      --                   35,893
Other income (loss)              204       495      1,018     (2,742)       49       958       (18)    509     (186)            305
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
   Total revenues             66,870    35,518      1,018     24,035    10,092     6,757   144,290      69     (186)        144,173
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
Salary and employee
  benefits                    32,133     2,609         21     11,981     5,682     2,028    54,454   2,268                   56,722
Occupancy expense              7,019       317         --      1,862       830       330    10,358     559     (217)         10,700
Amortization and provision
 for impairment of mortgage
 servicing rights                 --    22,985         --         --     1,597        --    24,582      --                   24,582
General and administrative
 expenses                     16,631     4,542        303      7,306     1,361     2,236    32,379     401     (127)         32,653
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
   Total expenses             55,783    30,453        324     21,149     9,470     4,594   121,773   3,228     (344)        124,657
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
Income (loss) before
 income taxes                 11,087     5,065        694      2,886       622     2,163    22,517  (3,159)     158          19,516
Income tax (expense)
  benefit                     (3,707)   (1,693)      (245)      (928)     (298)     (879)   (7,750)  1,056                   (6,694)
                             -------   -------  ---------    -------   -------    ------  -------- -------   ------        --------
Net income (loss)            $ 7,380   $ 3,372  $     449    $ 1,958   $   324    $1,284  $ 14,767 $(2,103)  $  158        $ 12,822
                             =======   =======  =========    =======   =======    ======  ======== =======   ======        ========

*Revenues and expenses have been allocated on a direct basis to the extent possible.  Management believes that these revenues and expenses have  been allocated to the  respective divisions on a reasonable basis.


                                   AGENCY-ELIGIBLE
                           --------------------------------
FOE THE NINE MONTHS ENDED                                             COMMERCIAL          TOTAL
SEPTEMBER 30, 1998*        PRODUCTION SERVICING REINSURANCE SUBPRIME   MORTGAGE  LEASING SEGMENTS  OTHER  ELIMINATIONS  CONSOLIDATED
-------------------------  ---------- --------- ----------- --------  ---------- ------- -------- ------- ------------  ------------
(UNAUDITED)

Net interest income (loss)   $  4,972  $    --  $      --    $ 5,999   $   374    $3,198  $ 14,543 $  (191)               $  14,352
Net gain on sale of
 mortgage loans               101,547       --         --     22,218     5,461        --   129,226      --                  129,226
Gain on sale of mortgage
 servicing rights                  --    1,613         --         --        --        --     1,613      --                    1,613
Servicing fees                     --   27,257         --         --     2,776       773    30,806     328                   31,134
Other income (loss)             1,702      230         --        272       (13)      571     2,762     622       --           3,384
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
   Total revenues             108,221   29,100         --     28,489     8,598     4,542   178,950     759       --         179,709
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
Salary and employee
 benefits                      39,797    2,491         --     11,270     4,924     1,561    60,043   1,998                   62,041
Occupancy expense               5,059      313         --      1,362       598       264     7,596     462       --           8,058
Amortization and provision
 for impairment of mortgage
 servicing rights                  --   19,081         --         --       972        --    20,053      --                   20,053
General and administrative
 expenses                      19,650    4,456         --      3,256     1,269     1,810    30,441     614       --          31,055
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
   Total expenses              64,506   26,341         --     15,888     7,763     3,635   118,133   3,074       --         121,207
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
Income (loss) before
 income taxes                  43,715    2,759         --     12,601       835       907    60,817  (2,315)      --          58,502
Income tax (expense)
 benefit                      (17,086)  (1,069)        --     (4,571)     (317)     (359)  (23,402)    845                  (22,557)
                             --------  -------  ---------    -------   -------    ------  -------- -------   ------       ---------
Net income (loss)            $ 26 629  $ 1,690  $      --    $ 8,030   $   518    $  548  $ 37,415 $(1,470)  $   --       $  35,945
                             ========  =======  =========    =======   =======    ======  ======== =======   ======       =========

*Revenues and expenses have been allocated on a direct basis to the extent possible.  Management believes that these revenues and expenses have been allocated to the respective divisions on a reasonable basis.


AGENCY-ELIGIBLE PRODUCTION OPERATIONS

     Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.

($ IN THOUSANDS)                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------
                                                  1999                       1998
                                              -----------                ------------

Net interest income                           $     7,949                $      4,972
Net gain on sale of mortgage loans                 58,717                     101,547
Other income                                          204                       1,702
                                              -----------                ------------
     Total production revenue                      66,870                     108,221
                                              -----------                ------------
Salary and employee benefits                       32,133                      39,797
Occupancy expense                                   7,019                       5,059
General and administrative expenses                16,631                      19,650
                                              -----------                ------------
     Total production expenses                     55,783                      64,506
                                              -----------                ------------
     Net pre-tax production margin            $    11,087                $     43,715
                                              -----------                ------------

Production                                    $ 6,707,087                $ 10,990,732
Pool delivery                                   7,278,856                  10,934,899

Total production revenue to pool delivery          92 bps                      99 bps
Total production expenses to production            83 bps                      59 bps
                                              -----------                ------------
      Net pre-tax production margin                 9 bps                      40 bps
                                              ===========                ============




SUMMARY

     The production revenue to pool delivery ratio decreased 7 basis points for the first nine months of 1999 as compared to the first nine months of 1998. Generally, net gain on sale of mortgage loans (81 basis points for 1999 versus 93 basis points for 1998) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment and lower overall agency-eligible production volume. Net interest income increased from 5 basis points in 1998 to 11 basis points in 1999 primarily as a result of the generally steeper yield curve environment. The production expenses to production ratio increased 24 basis points for the first nine months of 1999 as compared to the first nine months of 1998. This is primarily due to the 39% decline in production for the first nine months of 1999 as compared to the first nine months of 1998. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 31 basis points.

NET INTEREST INCOME

     The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 1999 and 1998, respectively.


($ IN THOUSANDS)
                                                                                                                   VARIANCE
    AVERAGE VOLUME       AVERAGE RATE                                              INTEREST                    ATTRIBUTABLE TO
-----------------------------------------                                     ------------------             --------------------
   1999        1998         1999    1998                                        1999      1998    VARIANCE     RATE      VOLUME
---------   -----------    -----    -----                                     --------  --------  ---------  --------  ----------
                                             INTEREST INCOME
                                             Mortgages Held for Sale and
$ 764,763   $ 1,155,602    6.70%    6.86%    Mortgage-Backed Securities       $ 38,414  $ 59,445  $ (21,031) $   (926) $ (20,105)
---------   -----------    -----    -----                                     --------  --------  ---------  --------  ---------
                                             INTEREST EXPENSE
$ 364,787   $   452,737    3.77%    4.63%    Warehouse Line                   $ 10,274  $ 15,678  $  (5,404) $ (2,358) $  (3,046)
  390,606       673,677    5.20%    5.91%    Gestation Line                     15,191    29,755    (14,564)   (2,061)   (12,503)
  110,487        95,755    6.00%    6.73%    Servicing Secured Line              4,959     4,820        139      (603)       742
   26,760        33,321    5.28%    5.90%    Servicing Receivables Line          1,056     1,470       (414)     (125)      (289)
    7,327         7,918    8.03%    8.09%    Other Borrowings                      440       479        (39)       (3)       (36)
                                             Facility Fees & Other Charges       2,113     2,462       (349)                (349)
---------   -----------    -----    -----                                     --------  --------  ---------  --------  ---------
$ 899,967   $ 1,263,408    5.06%    5.78%    Total Interest Expense           $ 34,033  $ 54,664  $ (20,631) $ (5,150) $ (15,481)
---------   -----------    -----    -----                                     --------  --------  ---------  --------  ---------
                                             Net Interest Income Before
                           1.64%    1.08%    Interdivisional Allocations      $  4,381  $  4,781  $    (400) $  4,224  $  (4,624)
                           =====    =====                                                         =========  ========  =========
                                             Allocation to Other                   440       N/A
                                             Allocation to Agency-Eligible
                                               Servicing Division                3,128       191
                                                                              --------  --------
                                             Net Interest Income              $  7,949  $  4,976
                                                                              ========  ========

     The 56 basis point increase in the interest-rate spread was primarily the result of the steeper yield curve environment in the first nine months of 1999 compared to the first nine months of 1998. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

     NET GAIN ON SALE OF AGENCY-ELIGIBLE MORTGAGE LOANS

     A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                1999                        1998
                                                                             -----------                ------------
Gross proceeds on sales of mortgage loans                                    $ 7,288,196                $ 11,126,158
Initial  unadjusted  acquisition  cost of mortgage  loans sold, net of
  hedge results                                                                7,293,015                  11,124,898
                                                                             -----------                ------------
Unadjusted (loss) gain on sale of mortgage loans                                  (4,819)                      1,260
Loan origination and correspondent program administrative fees                    19,243                      28,669
                                                                             -----------                ------------
Unadjusted aggregate margin                                                       14,424                      29,929
Acquisition basis allocated to mortgage servicing rights (SFAS No. 125)           45,573                      70,984
Net deferred costs and administrative fees recognized                             (1,280)                        634
                                                                             -----------                ------------
Net gain on sale of agency-eligible mortgage loans                           $    58,717                $    101,547
                                                                             ===========                ============

     Net gain on sale of agency-eligible mortgage loans decreased $42.8 million from $101.5 million for the first nine months of 1998 to $58.7 million for the first nine months of 1999. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

OTHER INCOME

     The $1.5 million decline in other income for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is primarily attributed to the sale of the Company's retail production franchise in 1998 which resulted in a nonrecurring gain of approximately $1.4 million.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

     In November 1998, the Company formed a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for agency-eligible mortgage loans initially purchased or produced by the Company. During the first nine months of 1999, the Company recognized premium and investment income of approximately $1.0 million that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

     Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.


($ IN THOUSANDS)                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                    ------------------------------------
                                                       1999                       1998
                                                     --------                   --------
Net interest income                                  $ 11,552                   $  5,999
Net gain on sale of mortgage loans                     15,225                     22,218
Other income                                           (2,742)                       272
                                                     --------                   --------
     Total production revenue                          24,035                     28,489
                                                     --------                   --------
Salary and employee benefits                           11,981                     11,270
Occupancy expense                                       1,862                      1,362
General and administrative expenses                     7,306                      3,256
                                                     --------                   --------
     Total production expenses                         21,149                     15,888
                                                     --------                   --------
     Net pre-tax production margin                   $  2,886                   $ 12,601
                                                     ========                   ========

Production                                           $552,142                   $417,892
Whole loan sales and securitizations                  501,500                    365,946

Total production revenue to whole loan sales
 and securitizations                                  479 bps                    779 bps
Total production expenses to production               383 bps                    380 bps
                                                     --------                   --------
   Net pre-tax production margin                       96 bps                    399 bps
                                                     ========                   ========


SUMMARY

     During the first nine months of 1999, subprime production volume of $552.1 million exceeded whole loan sales of $500.5 million by $51.6 million. At September 30, 1999, the Company had unsold subprime mortgage loans of $145.7 million as compared to $90.5 million at September 30, 1998. Overall, the Company operated during the first nine months of 1999 at a 0.96% pre-tax subprime production margin. The 303 basis point decline in the pre-tax subprime production margin is primarily due to the 303 basis point decline in net gain on the sale of subprime mortgage loans. This decline is primarily attributable to compressed margins in the subprime market during the first nine months of 1999.

NET INTEREST INCOME

     The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 1999, and 1998, respectively.



($ IN THOUSANDS)
                                                                                                                VARIANCE
   AVERAGE VOLUME        AVERAGE RATE                                         INTEREST                      ATTRIBUTABLE TO
--------------------    --------------                                     -----------------                ---------------
  1999        1998      1999      1998                                       1999      1998     Variance     Rate     Volume
--------    --------    -----    -----     INTEREST INCOME                 -------    ------    --------    -----     ------
                                           Mortgages Held for Sale and
$253,973    $129,822    9.76%    9.89%     Residual Certificates           $18,600    $9,630     $8,970     $(239)    $9,209
--------    --------    ----     ----                                      -------    ------     ------     -----     ------
                                           INTEREST EXPENSE
$176,730    $ 87,261    5.45%    5.56%     Total Interest Expense          $ 7,207    $3,631     $3,576     $(147)     3,723
--------    --------    ----     ----                                      -------    ------     ------     -----      -----
                        4.31%    4.33%     Net Interest Income             $11,393    $5,999     $5,394     $ (92)    $5,486
                        ====     ====      Allocation to Agency Eligible   -------    ======     ======     =====     ======
                                           Servicing Division                  159
                                                                           -------
                                           Net Interest Income             $11,552
                                                                           =======


     Net interest income from subprime products increased to $11.6 million for the first nine months of 1999 as compared to $6.0 million for the first nine months of 1998. This was primarily the result of the increase in subprime loan production volume and an increase in accretion income earned on residual interests to $4.8 million for the nine months ended September 30, 1999 as compared to $2.4 for the nine months ended September 30, 1998.

NET GAIN ON SECURITIZATION AND SALE OF SUBPRIME MORTGAGE LOANS

     A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                               FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            -------------------------------------
                                                                              1999                        1998
                                                                            --------                     --------
Gross proceeds on securitization of subprime mortgage loans                 $124,242                     $149,063
Initial acquisition cost of subprime mortgage loans securitized,
  net of fees                                                                126,043                      152,286
                                                                            --------                     --------
Unadjusted loss on securitization of subprime mortgage loans                  (1,801)                      (3,223)
Initial capitalization of residual certificates                                8,867                       11,227
Net deferred costs and administrative fees recognized                         (2,008)
                                                                            --------                     --------
Net gain on securitization of subprime mortgage loans                       $  5,058                     $  8,004
                                                                            ========                     ========

     The Company assesses the fair value of residual certificates quarterly, based on an independent third party valuation and other factors. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificates. Significant assumptions used at September 30, 1999 for residual certificates then held by the Company generally include a discount rate of 13%, a constant default rate of 3% and a loss severity rate of 25%, and ramping periods are based on prepayment penalty periods and adjustable rate mortgage first reset dates. Constant prepayment rate assumptions specific to the individual certificates for purposes of the September 30, 1999 valuations are set forth below:


                                     1997-1         1997-2        1998-1        1998-2        1999-1         OTHER
                                    --------       --------      --------      --------      --------       --------
Prepayment Speeds
   Fixed rate mortgages              34% cpr       32% cpr       32% cpr       32% cpr       30% cpr        32% cpr
   Adjustable rate mortgages         34% cpr       32% cpr       32% cpr       32% cpr       30% cpr        24% cpr


      The assumptions used in the independent third party valuation referred to above are estimated based on current conditions for similar instruments that are subject to prepayment and credit risks. Other factors considered in the determination of fair value include credit and collateral quality of the underlying loans, current economic conditions and various fees and costs (such as prepayment penalties) associated with ownership of the residual certificate including actual credit history of the individual residual certificates. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Differences in the actual prepayment speed and loss experience from the assumptions used, could have a significant effect on the fair value of the residual certificates.

     As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.59 times the implied excess yield at September 30, 1999, as compared to the 1.48 multiple implied at June 30, 1999. The table below represents balances as of August 31, 1999, unless otherwise noted.

($ IN THOUSANDS)                                  SECURITIZATIONS
                            ----------------------------------------------------------  ----------  ----------  ----------
                              1997-1      1997-2      1998-1      1998-2      1999-1     SUBTOTAL      OTHER       TOTAL
                            ---------   ---------   ---------   ---------   ----------  ----------  ----------  ----------

Residual Certificates       $ 6,429      $ 8,321      $11,313    $ 13,726     $ 10,185    $ 49,974     $   950   $ 50,924
Bonds                       $30,426  *   $47,709   *  $84,612  * $153,241  *  $121,887  * $437,875     $28,763 * $466,638
                            -------      -------      -------    --------     --------    --------     -------   --------
Subtotal                    $36,855      $56,030      $95,925    $166,967     $132,072    $487,849     $29,713   $517,562

Unpaid Principal Balance    $35,111  *   $52,564   *  $89,868  * $157,077  *  $122,689  * $457,308     $31,253 * $488,562
                            -------      -------      -------    --------     --------    --------     -------   --------
Implied Price                104.97       106.60       106.74      106.29       107.65      106.68       95.07     105.94
                            -------      -------      -------    --------     --------    --------     -------   --------

Collateral Yield              11.35        10.07         9.78        9.71         9.85        9.93       10.37       9.96
Collateral Equivalent
   Securitization Costs       (0.71)       (0.65)       (0.60)      (0.60)       (0.63)      (0.62)      (0.50)     (0.61)
Collateral Equivalent
   Bond Rate                  (5.03)       (5.14)       (5.24)      (5.88)       (5.62)      (5.53)      (6.68)     (5.61)
                            -------      -------      -------    --------     --------    --------     -------   --------
Implied Collateral
Equivalent Excess Yield        5.61         4.28         3.94        3.23         3.60        3.78        3.19       3.74
                            -------      -------      -------    --------     --------    --------     -------   --------

Implied Premium Above Par      4.97         6.60         6.74        6.29         7.65        6.68          --       5.94
Implied Collateral
   Equivalent  Excess Yield    5.61         4.28         3.94        3.23         3.60        3.78        3.19       3.74
                            -------      -------      -------    --------     --------    --------     -------   --------

Multiple                       0.89 x       1.54 x       1.71 x      1.95 x       2.13 x      1.77 x        -- x     1.59 x
                            -------      -------      -------    --------     --------    --------      -------  --------

* Amounts were based upon trustee statements dated September 25, 1999 that covered the period ended August 31, 1999.


A summary of key information relevant to the subprime residual assets is set forth below:

($ IN THOUSANDS)                                        SECURITIZATIONS
                                 ----------------------------------------------------------------- -----------  -----------
                                   1997-1     1997-2       1998-1        1998-2         1999-1        OTHER        TOTAL
                                   ------     ------       ------        ------         ------     -----------  -----------
Residual Certificates:

Balance  at  December  31, 1998    $ 7,997    $ 9,702      $10,815       $12,569       $    --      $ 4,700      $45,783
Initial Capitalization of
   Residual Certificates                --         --           --           --          8,867           --        8,867
Accretion income                       867        941          978         1,123           291          554        4,754
Mark to market                        (957)      (216)        (480)           34         1,027       (4,304)      (4,896)
Cash flow                           (1,478)    (2,106)          --            --            --           --       (3,584)
                                   -------    -------      -------       -------       -------      -------      -------
Balance at September
   30, 1999                        $ 6,429    $ 8,321      $11,313       $13,726       $10,185      $   950      $50,924
                                   =======    =======      =======       =======       =======      =======      =======


     The Company sold subprime mortgage loans on a whole loan basis during the first nine months of 1999 and 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------------
                                                                                     1999                  1998
                                                                                   ---------              --------
Gross proceeds on whole loan sales of subprime mortgage loans                       $390,839              $227,874
Initial acquisition cost of subprime mortgage loans sold,  net of fees               375,457               213,660
                                                                                    --------              --------
Unadjusted gain on whole loan sales of subprime mortgage loans                        15,382                14,214

Net deferred costs and administrative fees recognized                                 (5,215)
                                                                                    --------              --------
Net gain on whole loan sales of subprime mortgage loans                             $ 10,167              $ 14,214
                                                                                    ========              ========

     The $4.0 million decrease in the net gain on whole loan sales of subprime mortgage loans from the first nine months of 1998 gain of $14.2 million to $10.2 million reported for the first nine months of 1999 is primarily due to compressed margins in the subprime market during the first nine months of 1999. Also, in response to the growth in the subprime division, management reassessed its application of estimates related to Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" in the fourth quarter of 1998. This resulted in a $5.2 million reduction in the net gain on whole loan sales of subprime mortgage loans in the first nine months of 1999. Had this application occurred at September 30, 1998 approximately $0.7 million in net production costs would have been deferred during the nine months ended September 30, 1998.

OTHER INCOME

     The Company generally retains residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the nine months ended September 30, 1999 and 1998, respectively, mark-to-market gain (loss) on residuals was approximately $(4.9) million and $0.1 million, respectively. This amount is reflected as other income (loss) within the subprime division.

AGENCY-ELIGIBLE MORTGAGE SERVICING

     Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the nine months ended September 30, 1999 and 1998:


($ IN THOUSANDS)                                             FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ---------------------------
                                                               1999              1998
                                                            ---------        ----------

Net interest expense                                        $   (3,287)      $       --
Loan servicing fees                                             31,993           27,257
Other income                                                       495              230
                                                            ----------       ----------
      Servicing revenues                                        29,201           27,487
                                                            ----------       ----------
Salary and employee benefits                                     2,609            2,491
Occupancy expense                                                  317              313
Amortization and provision for impairment of mortgage
  servicing rights                                              22,985           19,081
General and administrative expenses                              4,542            4,456
                                                            ----------       ----------
      Total loan servicing expenses                             30,453           26,341
                                                            ----------       ----------
      Net pre-tax servicing margin                              (1,252)           1,146
Gain on sale of mortgage servicing rights                        6,317            1,613
                                                            ----------       ----------
      Net pre-tax servicing contribution                    $    5,065       $    2,759
                                                            ==========       ==========

Average servicing portfolio                                 $9,598,947       $9,024,339
Servicing sold                                               7,848,456        7,675,411

Net pre-tax servicing margin to average
  servicing portfolio                                          (2) bps            2 bps
Gain on sale of servicing to servicing sold                     8  bps            2 bps


SUMMARY

     The ratio of net pre-tax servicing margin to the average servicing portfolio declined four basis points primarily due to the Company beginning during the first quarter of 1999 to allocate net interest expense to the agency-eligible servicing division. Had the $3.3 million in interest expense not been allocated to the agency-eligible servicing division in the first nine months of 1999, the net pre-tax servicing margin to average servicing portfolio would have been 3 basis points, a slight improvement over the 1998 margin. The
6 basis point increase in the gain on sale of servicing sold is primarily attributed to better execution of servicing sales in the marketplace. Loan servicing fees were $32.0 million for the first nine months of 1999, compared to $27.3 million for the first nine months of 1998, an increase of 17%. This increase is partially related to an increase in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $9.6 billion during the first nine months of 1999 from $9.0 billion during the first nine months of 1998, an increase of 6%. Similarly, amortization and provision for impairment of mortgage servicing rights also increased to $23.0 million during the first nine months of 1999 from $19.1 million during the first nine months of 1998, an increase of 20%. The increase in amortization is primarily attributable to the growth in the average balance of the mortgage loans serviced.

     Given current market conditions, management continually assesses market prepay trends and adjusts amortization accordingly. Management believes that the value of mortgage servicing rights are reasonable in light of current market conditions. However, there can be no guarantee that market conditions will not change such that mortgage servicing rights valuations will require additional amortization or impairment charges.

NET INTEREST EXPENSE

     During the first quarter of 1999, the Company began to allocate interest expense to the agency-eligible servicing division. the net interest expense for the nine months ended September 30, 1999 is comprised of benefits from escrow accounts of $6.3 million that is offset by $9.6 million in interest expense.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                -------------------------
                                                   1999           1998
                                                ----------     ----------
Underlying unpaid principal balances of
  agency-eligible mortgage loans on which
  servicing rights were sold during the
  period                                        $7,848,456     $7,675,411
                                                ----------     ----------
Gross proceeds from sales of mortgage
  servicing rights                              $  210,110     $  174,601

Initial acquisition basis, net of
  amortization and hedge results                   154,356        131,504
                                                ----------     ----------
Unadjusted gain on sale of mortgage
  servicing rights                                  55,754         43,097
Acquisition basis allocated from mortgage
  loans, net of amortization (SFAS No. 125)        (49,437)       (41,484)
                                                ----------     ----------
Gain on sale of mortgage servicing rights       $    6,317     $    1,613
                                                ==========     ==========


     Gain on sale of mortgage servicing rights increased $4.7 million from $1.6 million for the first nine months of 1998 to $6.3 million for the first nine months of 1999. The increase in the gain on sale of mortgage servicing rights is primarily attributable to the increase in the volume sold and to rising rates which benefited the current nine months execution of servicing sales into the secondary markets.

COMMERCIAL MORTGAGE OPERATIONS

     Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations.


($ IN THOUSANDS)                               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               -------------------------
                                                  1999           1998
                                               ----------     ----------
Net interest income                            $      285     $      374
Net gain on sale of mortgage loans                  6,358          5,461
Other income                                           49            (13)
                                               ----------     ----------
  Total production revenue                          6,692          5,822
                                               ----------     ----------
Salary and employee benefits                        5,682          4,924
Occupancy expense                                     830            598
General and administrative expenses                 1,361          1,269
                                               ----------     ----------
  Total production expenses                         7,873          6,791
                                               ----------     ----------
  Net pre-tax production margin                    (1,181)          (969)
                                               ----------     ----------
Servicing fees                                      3,400          2,776
Amortization of mortgage servicing rights           1,597            972
                                               ----------     ----------
  Net pre-tax servicing margin                      1,803          1,804
                                               ----------     ----------
  Pre-tax income                               $      622     $      835
                                               ==========     ==========
Production                                     $  572,565     $  653,451
Whole loan sales                                  596,365        653,451
Average commercial mortgage servicing
  portfolio                                    $3,718,860     $2,939,070


Total production revenue to whole loan sales                                        112 bps                  89 bps
Total production expenses to production                                             138 bps                 104 bps
                                                                                   --------                --------
   Net pre-tax production margin                                                   (26) bps                (15) bps
                                                                                   --------                --------

Servicing fees to average commercial mortgage servicing portfolio                    12 bps                  13 bps
Amortization of mortgage servicing rights to average commercial mortgage
   servicing portfolio                                                                6 bps                   4 bps
                                                                                   --------                --------
Net pre-tax servicing margin                                                          6 bps                   9 bps
                                                                                   --------                --------

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

NET GAIN ON SALE OF COMMERCIAL MORTGAGE LOANS

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                 1999             1998
                                                                               --------         --------

Gross proceeds on sales of commercial mortgage loans                           $596,365         $653,451
Initial unadjusted acquisition cost of commercial mortgage loans sold           596,365          653,451
                                                                               --------         --------
Unadjusted gain on sale of commercial mortgage loans                                N/A              N/A
Commercial mortgage and origination fees                                          4,834            4,816
                                                                               --------         --------
Unadjusted aggregate margin                                                       4,834            4,816
Initial acquisition cost allocated to basis in commercial
  mortgage servicing rights (SFAS No. 125)                                        1,524              645
                                                                               --------         --------
Net gain on sale of commercial mortgage loans                                  $  6,358         $  5,461
                                                                               ========         ========


     The net gain on sale of commercial mortgage loans increased $0.9 million (16%) from $5.5 million for the first nine months of 1998 to $6.4 million for the first nine months of 1999. The increase is primarily attributable to improved margins on sales of commercial mortgage loans. In the fourth quarter of 1998 management reassessed its application of estimates relating to SFAS No.
125. As a result of this reassessment, initial acquisition cost allocated to basis in commercial mortgage servicing rights increased to 25 basis points for the nine months ended September 30, 1999 as compared to 10 basis points for the nine months ended September 30, 1998.

LEASING OPERATIONS

     Following is a summary of the revenues and expenses allocated to the Company's small-ticket equipment leasing operations for the periods indicated:


($ IN THOUSANDS)                                 FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                             ------------------------------
                                               1999                  1998
                                             --------              --------

Net interest income                          $  5,299              $  3,198
                                             --------              --------
Other income                                      958                   571
                                             --------              --------
  Leasing production revenue                    6,257                 3,769
                                             --------              --------
Salary and employee benefits                    2,028                 1,561
Occupancy expense                                 330                   264
General and administrative expenses             2,236                 1,810
                                             --------              --------
  Total lease operating expenses                4,594                 3,635
                                             --------              --------
  Net pre-tax leasing production margin         1,663                   134
                                             --------              --------
Servicing fees                                    500                   773
                                             --------              --------
  Net pre-tax leasing margin                 $  2,163              $    907
                                             --------              --------

Average owned leasing portfolio              $118,322              $ 66,332
Average serviced leasing portfolio             27,570                57,909
                                             ========              ========
Average managed leasing portfolio            $145,892              $124,241
                                             ========              ========
Leasing production revenue  to average
 owned portfolio                              705 bps               758 bps
Leasing operating expenses to average
 owned portfolio                              518 bps               731 bps
                                             ========              ========

Net pre-tax leasing production
 margin                                       187 bps                27 bps
                                             ========              ========
Servicing fees to average serviced
 leasing portfolio                            242 bps               178 bps


     Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio. As it has increased its owned portfolio more cost efficiencies have been achieved thereby increasing the net pre-tax leasing production margin.

NET INTEREST INCOME

     Net interest income for the first nine months of 1999 was $5.3 million as compared to $3.2 million for the first nine months of 1998. This is an annualized net interest margin of 2.96% and 3.39% for the first nine months of 1999 and the first nine months of 1998, respectively, based upon average lease receivables owned of $118.3 million and $66.3 million, respectively, and average debt outstanding of $82.4 and $42.5 million, respectively.

OTHER

     During the third quarter of 1999 the Company reorganized and is now reporting holding company costs as a reconciling item between the segmented income statement and the consolidated income statement. The primary components are 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel; and 3) depreciation on the corporate headquarters.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

SUMMARY BY OPERATING DIVISION

Net income (loss) per common share on a diluted basis for the third quarter of 1999 was ($0.08) as compared to $0.56 for the third quarter of 1998. Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarter ended September 30, 1999 and 1998, respectively:

                                         AGENCY-ELIGIBLE
                          -------------------------------------------
FOR THE QUARTER ENDED                                                 COMMERCIAL          TOTAL
SEPTEMBER 30, 1999*       PRODUCTION  SERVICING REINSURANCE  SUBPRIME  MORTGAGE  LEASING SEGMENTS   OTHER  ELIMINATIONS CONSOLIDATED
---------------------     ----------  --------- -----------  -------- ---------- ------- --------  ------- ------------ ------------
(UNAUDITED)
Net interest  income
  (loss)                   $ 1,438    $  (904)    $    --     $ 4,096   $   71    $1,910  $ 6,611  $ (150)                $ 6,461
Net gain on sale of
     mortgage loans          8,639         --          --       4,851    3,333        --   16,823      --                  16,823
Gain on sale
     of mortgage
     servicing rights           --      1,494          --          --       --        --    1,494      --                   1,494
Servicing fees                  --      9,458          --          --    1,267       173   10,898      --                  10,898
Other income (loss)            187        151         577      (1,183)      18       424      174     500     $(186)          488
                           -------    -------     -------     -------   ------    ------  -------  ------     -----       -------
   Total revenues           10,264     10,199         577       7,764    4,689     2,507   36,000     350      (186)       36,164
                           -------    -------     -------     -------   ------    ------  -------  ------     -----       -------
Salary and employee
     benefits                9,781        804          21       5,197    2,434       675   18,912     599                  19,511
Occupancy expense            2,942        110          --         610      289       116    4,067     212      (217)        4,062
Amortization and
     provision for
     impairment of
     mortgage servicing
     rights                     --      5,665          --          --      615        --    6,280      --                   6,280
General and admini-
     strative expenses       3,938      1,201          99       2,845      428       880    9,391     206      (127)        9,470
                          -------    -------     -------     -------   ------    ------  -------  ------     -----       -------
   Total expenses           16,661      7,780         120       8,652    3,766     1,671   38,650   1,017      (344)       39,323
                           -------    -------     -------    --------   ------    ------  -------  ------     -----       -------
Income (loss) before
     income taxes           (6,397)     2,419         457        (888)     923       836   (2,650)   (667)      158        (3,159)
Income tax (expense)
    benefit                  2,570       (901)       (161)        483     (389)     (336)   1,266     218                   1,484
                           -------   --------     -------     -------   ------    ------  -------  ------     -----       -------
Net income (loss)          $(3,827)  $  1,518     $   296     $  (405)  $  534    $  500  $(1,384) $ (449)    $ 158       $(1,675)
                           =======   ========     =======     =======   ======    ======  =======  ======     =====       =======

* Revenues and expenses have been allocated on a direct basis to the extent  possible. Management believes that these revenues and expenses have been  allocated to the respective divisions on a reasonable basis.


                                         AGENCY-ELIGIBLE
                          -------------------------------------------
FOR THE QUARTER ENDED                                                  COMMERCIAL          TOTAL
SEPTEMBER 30, 1998*       PRODUCTION  SERVICING REINSURANCE  SUBPRIME   MORTGAGE  LEASING SEGMENTS  OTHER  ELIMINATIONS CONSOLIDATED
---------------------     ----------  --------- -----------  --------  ---------- ------- --------  ------ ------------ ------------
(UNAUDITED)
Net interest income
     (loss)                $   839   $     --     $    --     $ 2,586    $  114    $1,216 $ 4,755  $ (154)                $ 4,601
Net gain on sale of
     mortgage loans         34,782         --          --       8,836     1,979        --   45,597      --                  45,597
Gain on sale
     of mortgage
     servicing rights           --        533          --          --        --        --      533      --                     533
Servicing fees                  --     10,027          --          --       964       264   11,255     164                  11,419
Other income (loss)              7         89          --         135       (11)      146      366     121        --           487
                           -------   --------     -------     -------    ------    ------  -------  ------     -----       -------
   Total revenues           35,628     10,649          --      11,557     3,046     1,626   62,506     131        --        62,637
                           -------   --------     -------     -------    ------    ------  -------  ------     -----       -------
Salary and employee
     benefits               12,788        843          --       3,681     2,004       531   19,847     632                  20,479
Occupancy expense            1,574         95          --         491       209        98    2,467     160        --         2,627
Amortization and
     provision for
     impairment of
     mortgage servicing
     rights                     --      7,432          --          --       318        --    7,750      --                   7,750
General and admini-
     strative expenses       6,705      1,339          --       1,141       426       546   10,157     238         --       10,395
                           -------   --------     -------     -------    ------    ------  -------  ------      -----      -------
   Total expenses           21,067      9,709          --       5,313     2,957     1,175   40,221   1,030         --       41,251
                           -------   --------     -------     -------    ------    ------  -------  ------      -----      -------
Income (loss) before
     income taxes           14,561        940          --       6,244        89       451   22,285    (899)        --       21,386
Income tax (expense)
    benefit                 (5,575)      (359)         --      (2,322)      (35)     (171)  (8,462)    328                  (8,134)
                           -------   --------     -------     -------    ------    ------  -------  ------     ------      -------
Net income (loss)          $ 8,986   $    581     $    --     $ 3,922    $   54    $  280  $13,823  $ (571)    $   --      $13,252
                           =======   ========     =======     =======    ======    ======  =======  ======     ======      =======

* Revenues and expenses have been allocated on a direct basis to the extent possible.   Management believes that these revenues and
  expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

     Following is a comparison of the revenues and expenses allocated to the Company's agency-eligible mortgage production operations.


($ IN THOUSANDS)                                                        FOR THE QUARTER ENDED
                                                                            SEPTEMBER 30,
                                                                --------------------------------------
                                                                    1999                      1998
                                                                -----------               -----------
Net interest income                                             $    1, 438               $       839
Net gain on sale of mortgage loans                                    8,639                    34,782
Other income                                                            187                         7
                                                                -----------               -----------
     Total production revenue                                        10,264                    35,628
                                                                -----------               -----------

Salary and employee benefits                                          9,781                    12,788

Occupancy expense                                                     2,942                     1,574
General and administrative expenses                                   3,938                     6,705
                                                                -----------               -----------
     Total production expenses                                       16,661                    21,067
                                                                -----------               -----------
     Net pre-tax production margin                              $   (6,397)               $    14,561
                                                                -----------               -----------

Production                                                      $ 1,430,832               $ 3,583,724
Pool delivery                                                     1,568,512                 3,763,526

Total production revenue to pool delivery                           65  bps                    95 bpc
Total production expenses to production                            116  bps                    59 bps
                                                                ===========               ===========
      Net pre-tax production margin                                (51) bps                    36 bps
                                                                ===========               ===========


SUMMARY

     The production revenue to pool delivery ratio decreased 30 basis points, or 32%, for the third quarter of 1999 as compared to the third quarter of 1998. Generally, net gain on sale of mortgage loans (55 basis points for 1999 versus 92 basis points for 1998) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment and lower overall agency-eligible production volume. Net interest income increased from 2 basis points in 1998 to 9 basis points in 1999 primarily as a result of the generally steeper yield curve environment. The production expenses to production ratio increased 57 basis points for the third quarter of 1999 as compared to the third quarter of 1998. This is primarily due to the decrease in production from quarter to quarter. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined by 87 basis points to (51) basis points.

NET INTEREST INCOME

     The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarter ended September 30, 1999 and 1998, respectively.


($ IN THOUSANDS)
                                                                                                                     VARIANCE
    AVERAGE VOLUME       AVERAGE RATE                                              INTEREST                      ATTRIBUTABLE TO
-----------------------------------------                                     ------------------              ---------------------
   1999        1998         1999    1998                                        1999      1998     VARIANCE      RATE       VOLUME
---------   -----------    -----    -----                                     --------  --------  ----------  ---------  ----------
                                             INTEREST INCOME
                                             Mortgages Held for Sale and
$ 519,101   $ 1,111,581    6.68%    6.69%    Mortgage-Backed Securities       $ 8,669   $ 18,589  $  (9,920)  $    (12)   $  (9,908)
---------   -----------    -----    -----                                     -------   --------  ---------   --------    ---------
                                             INTEREST EXPENSE
$ 323,169   $   429,658    4.71%    4.65%    Warehouse Line                   $ 3,837   $  5,035  $  (1,198)  $     50    $  (1,248)
  190,378       658,379    5.48%    5.96%    Gestation Line                     2,632      9,886     (7,254)      (227)      (7,027)
   91,624        98,819    4.27%    6.61%    Servicing Secured Line               987      1,646       (659)      (539)        (120)
   20,846        33,822    5.42%    5.91%    Servicing Receivables Line           285        504       (219)       (26)        (193)
    6,555        10,270    7.57%    8.34%    Other Borrowings                     125        216        (39)       (13)         (78)
                                             Facility Fees & Other Charges        695        654         41                      41
---------   -----------    -----    -----                                     -------   --------  ---------   --------    ---------
$ 632,572   $ 1,230,948    5.37%    5.78%    Total Interest Expense           $ 8,561   $ 17,941  $  (9,280)  $   (755)   $  (8,625)
---------   -----------    -----    -----                                     -------   --------  ---------   --------    ---------
                                             Net Interest Income Before
                           1.64%    1.08%    Interdivisional Allocations      $   108   $    648  $    (540)  $    743    $  (1,283)
                           =====    =====                                     -------   --------  =========   ========    =========
                                             Allocation to Other                  440
                                             Allocation to Agency-Eligible
                                             Servicing Division                   890        191
                                                                              -------   --------
                                             Net Interest Income              $ 1,438   $    839
                                                                              =======   ========

     The 40 basis point increase in the interest-rate spread was primarily the result of the steeper yield curve environment in the third quarter of 1999 compared to the third quarter of 1998. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

NET GAIN ON SALE OF AGENCY-ELIGIBLE MORTGAGE LOANS

     A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                               FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                1999                        1998
                                                                             -----------                 -----------
Gross proceeds on sales of mortgage loans                                    $ 1,563,392                 $ 3,886,406
Initial  unadjusted  acquisition  cost of mortgage  loans sold,
  net of hedge results                                                         1,568,228                   3,887,623
                                                                             -----------                 -----------
Unadjusted gain on sale of mortgage loans                                         (4,836)                     (1,217)

Loan origination and correspondent program administrative fees                     3,913                       8,833
                                                                             -----------                 -----------
Unadjusted aggregate margin                                                         (923)                      7,616



Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                                   9,791                      27,128

Net deferred costs and administrative fees recognized                               (229)                         38
                                                                             -----------                 -----------
Net gain on sale of agency-eligible mortgage loans                           $     8,639                 $    34,782
                                                                             ===========                 ===========

     Net gain on sale of agency-eligible mortgage loans decreased $26.1 million (75%) from $34.8 million for the third quarter of 1998 to $8.6 million for the third quarter of 1999. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

     MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for agency-eligible mortgage loans initially purchased or produced by the Company. During the third quarter of 1999, the Company recognized premium and investment income of approximately $0.6 million that has been included as other income.

SUBPRIME MORTGAGE OPERATIONS

     Following is an analysis of the revenues and expenses allocated to the Company's subprime mortgage production operations.

($ IN THOUSANDS)                                                         FOR THE QUARTER ENDED
                                                                             SEPTEMBER 30,
                                                                       -------------------------
                                                                          1999           1998
                                                                       ---------      ----------
Net interest income                                                    $   4,096       $   2,586
Net gain on sale of mortgage loans                                         4,851           8,836
Other income                                                              (1,183)            135
                                                                       ---------       ---------
  Total production revenue                                                 7,764          11,557
                                                                       ---------       ---------
Salary and employee benefits                                               5,197           3,681
Occupancy expense                                                            610             491
General and administrative expenses                                        2,845           1,141
                                                                       ---------       ---------
  Total production expenses                                                8,652           5,313
                                                                       =========       =========
  Net pre-tax production margin                                        $    (888)      $   6,244
                                                                       =========       =========

Production                                                             $ 182,287       $ 165,760
Whole loan sales and securitizations                                     178,590         149,252

Total production revenue to whole loan sales and securitizations         435 bps         774 bps
Total production expenses to production                                  475 bps         321 bps
                                                                       =========       =========
  Net pre-tax production margin                                         (40) bps         453 bps
                                                                       =========       =========

SUMMARY

     During the third quarter of 1999 there were no securitization transactions. Overall, the subprime division operated during the third quarter of 1999 at a (0.40)% pre-tax subprime production margin. The decline in pre-tax subprime production margin is primarily attributed to 1) compressed margins in the subprime market during the third quarter of 1999 and 2) an increase in production expenses primarily due to $0.9 million in costs associated with operations and closure of the subprime telemarketing operation during the third quarter of 1999.

NET INTEREST INCOME

     The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarter ended September 30, 1999 and 1998, respectively.


($ IN THOUSANDS)
                                                                                                                    VARIANCE
    AVERAGE VOLUME       AVERAGE RATE                                              INTEREST                      ATTRIBUTABLE TO
-----------------------------------------                                     -----------------                ------------------
   1999        1998       1999     1998                                        1999      1998     VARIANCE      RATE      VOLUME
--------   -----------    -----    -----                                      ------    ------   ----------    ------    --------
                                             INTEREST INCOME
                                             Mortgages Held for Sale and
$253,973     $165,487    10.53%   10.13%      Residual Certificates           $6,684    $4,191     $2,493      $252       $2,241
--------     --------    -----    -----                                       ------    ------     ------      ----       ------
                                             INTEREST EXPENSE
$188,036     $122,353     5.49%    5.20%     Total Interest Expense           $2,603    $1,605     $  998      $136          862
--------     --------    -----    -----                                       ------    ------     ------      ----       ------
                                             Net Interest Income Before
                                              Interdivisional Allocations     $4,081    $2,586     $1,495      $116       $1,379
                                                                                                   ======      ====       ======
                                             Allocation to Agency-Eligible
                                              Servicing Division                  15       N/A
                                                                              ------    ------
                          5.04%    4.93%      Net Interest Income             $4,096    $2,586
                          ====     ====                                       ======    ======


     Net interest income from subprime products increased 58% to $4.1 million for the third quarter of 1999 as compared to $2.6 million for the third quarter of 1998. This was primarily the result of the increase in subprime loan production volume and an increase in accretion income from $1.0 million for the quarter ended September 30, 1998 to $1.8 million for the quarter ended September 30, 1999.

NET GAIN ON SECURITIZATION AND SALE OF SUBPRIME MORTGAGE LOANS

     A reconciliation of the gain on securitization of subprime mortgage loans for the periods indicated follows:



($ IN THOUSANDS)                                    FOR THE QUARTER ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                      1999           1998
                                                    -------        -------
Gross proceeds on securitization of subprime
  mortgage loans                                      N/A          $24,826
Initial acquisition cost of subprime mortgage
  loans securitized, net of fees                      N/A           25,311
                                                    -------        -------
Unadjusted loss on securitization of subprime
  mortgage loans                                      N/A             (485)
Initial capitalization of residual certificates       N/A            1,965
Net deferred costs and administrative fees
  recognized                                          N/A
                                                    -------        -------
Net gain on securitization of subprime mortgage
   loans                                              N/A          $ 1,480
                                                    =======        =======

     During the third quarter of 1999, there were no securitization transactions.

     The Company sold subprime mortgage loans on a whole loan basis during the third quarter of 1999 and 1998. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                           FOR THE QUARTER ENDED
                                                                               SEPTEMBER 30,
                                                                          ------------------------
                                                                            1999            1998
                                                                          ---------      ---------
Gross proceeds on whole loan sales of subprime mortgage loans             $ 186,522      $ 131,297
Initial acquisition cost of subprime mortgage loans sold, net of fees       178,590        123,941
                                                                          ---------      ---------
Unadjusted gain on whole loan sales of subprime mortgage loans                7,932          7,356
Net deferred costs and administrative fees recognized                        (3,081)
                                                                          ---------      ---------
Net gain on whole loan sales of subprime mortgage loans                   $   4,851      $   7,356
                                                                          =========      =========

     The $2.5 million decrease in the net gain on whole loan sales of subprime mortgage loans from the third quarter 1998 gain of $7.4 million to $4.9 million reported for the third quarter of 1999 is primarily due to compressed margins in the subprime market during the third quarter of 1999.

OTHER INCOME

     The Company generally retains residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the quarters ended September 30, 1999 and 1998, respectively, mark-to-market loss on residuals was approximately
$0.9 million and none, respectively. This amount is reflected as other income
(loss) within the subprime division.

AGENCY-ELIGIBLE MORTGAGE SERVICING

     Following is a summary of the revenues and expenses allocated to the Company's agency-eligible mortgage servicing operations for the quarters ended September 30, 1999 and 1998:


($ IN THOUSANDS)                                                               FOR THE QUARTER ENDED
                                                                                   SEPTEMBER 30,
                                                                         -------------------------------
                                                                            1999                 1998
                                                                         ----------           ----------
Net interest expense                                                     $     (904)          $       --
Loan servicing fees                                                           9,458               10,027
Other income                                                                    151                   89
                                                                         ----------           ----------
    Servicing revenues                                                        8,705               10,116
                                                                         ----------           ----------
Salary and employee benefits                                                    804                  843
Occupancy expense                                                               110                   95
Amortization and provision for impairment of mortgage
  servicing rights                                                            5,665                7,432
General and administrative expenses                                           1,201                1,339
                                                                         ----------           ----------
   Total loan servicing expenses                                              7,780                9,709
                                                                         ----------           ----------
   Net pre-tax servicing margin                                                 925                  407
Gain on sale of mortgage servicing rights                                     1,494                  533
                                                                         ----------           ----------
   Net pre-tax servicing contribution                                    $    2,419           $      940
                                                                         ==========           ==========

Average servicing portfolio                                              $8,592,644           $9,994,019

Servicing sold                                                            1,743,730            2,871,176

Net pre-tax servicing margin to average servicing portfolio                   4 bps                2 bps

Gain on sale of servicing to servicing sold                                   9 bps                2 bps


SUMMARY

     The ratio of net pre-tax servicing margin to the average servicing portfolio increased by two basis points due primarily to a $1.4 million reversal of prior impairment provisions on mortgage servicing rights. The 7 basis point increase in the gain on sale of servicing sold is primarily attributable to better execution of servicing sales in the marketplace. Loan servicing fees were $9.5 million for the third quarter of 1999, compared to $10.0 million for the third quarter of 1998, a decrease of 6%. This decrease is slightly less than the decrease in the average aggregate underlying unpaid principal balance of mortgage loans serviced to $8.6 billion during the third quarter of 1999 from $10.0 billion during the third quarter of 1998, a decrease of 14%.

NET INTEREST EXPENSE

     During the first quarter of 1999, the Company began to allocate interest expense to the agency-eligible servicing division. For the quarter ended September 30, 1999, the net interest expense is comprised of benefits from escrow accounts of ($0.5) million that is offset by ($1.4) million in interest expense.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                                                FOR THE QUARTER ENDED
                                                                                                     SEPTEMBER 30,
                                                                                             -----------------------------
                                                                                                1999              1998
                                                                                             ===========        ==========
Underlying unpaid principal balances of agency-eligible mortgage loans on which
    servicing rights were sold during the period                                             $ 1,743,730        $2,871,176
                                                                                             ===========        ==========
Gross proceeds from sales of mortgage servicing rights                                       $    47,065        $   63,940
Initial acquisition basis, net of amortization and hedge results                                  35,415            45,564
                                                                                             -----------        ----------
Unadjusted gain on sale of mortgage servicing rights                                              11,650            18,376
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                                                  (10,156)          (17,843)
                                                                                             -----------        ----------
Gain on sale of mortgage servicing rights                                                    $     1,494        $      533
                                                                                             ===========        ==========

     Gain on sale of mortgage servicing rights increased $1.0 million (180%) from $0.5 million for the third quarter of 1998 to $1.5 million for the third quarter of 1999. The increase in the gain on sale of mortgage servicing rights is primarily attributable to the increase in the volume sold and to rising rates which benefited the current quarter's execution of servicing sales into the secondary markets.

COMMERCIAL MORTGAGE OPERATIONS

     Following is a summary of the revenues and expenses allocated to the Company's commercial mortgage production operations:

($ IN THOUSANDS)                                                                                FOR THE QUARTER ENDED
                                                                                                     SEPTEMBER 30,
                                                                                             -----------------------------
                                                                                                1999              1998
                                                                                             ===========        ==========
Net interest income                                                                                   71               114
Net gain on sale of mortgage loans                                                           $     3,333        $    1,979
Other income                                                                                          18               (11)
                                                                                             -----------        ----------
     Total production revenue                                                                      3,422             2,082
                                                                                             -----------        ----------
Salary and employee benefits                                                                       2,434             2,004
Occupancy expense                                                                                    289               209
General and administrative expenses                                                                  428               426
                                                                                             -----------        ----------
     Total production expenses                                                                     3,151             2,639
                                                                                             -----------        ----------
     Net pre-tax production margin                                                                   271              (557)
                                                                                             -----------        ----------

Servicing fees                                                                                     1,267               964
Amortization of mortgage servicing rights
                                                                                                     615               318
                                                                                             -----------        ----------
     Net pre-tax servicing margin                                                                    652               646
                                                                                             -----------        ----------
     Pre-tax income                                                                          $       923        $       89
                                                                                             -----------        ----------
Production                                                                                   $   264,463        $  290,829
Whole loan sales                                                                                 275,738           290,829
Average commercial mortgage servicing portfolio                                                3,999,550         3,079,683



Total production revenue to whole loan sales                                                     124 bps           72  bps
Total production expenses to production                                                          119 bps           91  bps
                                                                                             -----------        ----------
     Net pre-tax production margin                                                                5  bps          (19) bps
                                                                                             -----------        ----------
Servicing fees to average commercial mortgage servicing portfolio                                 13 bps           13  bps
Amortization of mortgage servicing rights to average commercial mortgage
     servicing portfolio                                                                           6 bps            4  bps
                                                                                             -----------        ----------
Net pre-tax servicing margin                                                                       7 bps            9  bps
                                                                                             -----------        ----------



NET GAIN ON SALE OF COMMERCIAL MORTGAGE LOANS

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                                                FOR THE QUARTER ENDED
                                                                                                    SEPTEMBER 30,
                                                                                             ---------------------------
                                                                                                1999              1998
                                                                                             ---------          --------

Gross proceeds on sales of commercial mortgage loans                                          $275,738          $290,829
Initial unadjusted acquisition cost of commercial mortgage loans sold                          275,738           290,829
                                                                                              --------          --------
Unadjusted gain on sale of commercial mortgage loans                                               N/A               N/A
Commercial mortgage and origination fees                                                         2,522             1,835
                                                                                              --------          --------
Unadjusted aggregate margin                                                                      2,522             1,835
Initial acquisition cost allocated to basis in commercial
 mortgage servicing rights (SFAS No. 125)                                                          811               144
                                                                                              --------          --------
Net gain on sale of commercial mortgage loans                                                 $  3,333          $  1,979
                                                                                              ========          ========



     The net gain on sale of commercial mortgage loans increased $1.4 million (68%) from $2.0 million for the third quarter of 1998 to $3.3 million for the third quarter of 1999. The increase is primarily attributable to improved margins on sales of commercial mortgage loans. In the fourth quarter of 1998 management reassessed its application of estimates relating to SFAS No. 125. As a result of this reassessment, initial acquisition cost allocated to basis in commercial mortgage servicing rights increased to 29 basis points for the quarter ended September 30, 1999 as compared to 5 basis points for the quarter ended September 30, 1998.

LEASING OPERATIONS

     Following is a summary of the revenues and expenses allocated to the Company's small-ticket equipment leasing operations for the periods indicated:



($ IN THOUSANDS)                                                                                FOR THE QUARTER ENDED
                                                                                                    SEPTEMBER 30,
                                                                                             ---------------------------
                                                                                                1999              1998
                                                                                             ---------          --------
Net interest income                                                                          $   1,910          $  1,216
Other income                                                                                       424               146
                                                                                             ---------          --------
     Leasing production revenue                                                                  2,334             1,362
                                                                                             ---------          --------
Salary and employee benefits                                                                       675               531
Occupancy expense                                                                                  116                98
General and administrative expenses                                                                880               546
                                                                                             ---------          --------
     Total lease operating expenses                                                              1,671             1,175
                                                                                             ---------          --------
     Net pre-tax leasing production margin                                                         663               187
                                                                                             ---------          --------


Servicing fees                                                                                      173                264
                                                                                              ---------          ---------
     Net pre-tax leasing margin                                                               $     836          $     451
                                                                                              ---------          ---------

Average owned leasing portfolio                                                               $ 132,682          $  78,197
Average serviced leasing portfolio                                                               21,353             50,009
                                                                                              =========          =========
Average managed leasing portfolio                                                             $ 154,035          $ 128,206
                                                                                              =========          =========

Leasing production revenue to average owned portfolio                                           704 bps            697 bps
Leasing operating expenses to average owned portfolio                                           504 bps            601 bps
                                                                                              =========          =========
Net pre-tax leasing production margin                                                           200 bps             96 bps
                                                                                              =========          =========

Servicing fees to average serviced leasing portfolio                                            324 bps            211 bps

     The Company has made an effort to increase the owned portfolio. As it has increased its owned portfolio more cost efficiencies have been achieved thereby increasing the net pre-tax leasing production margin.

NET INTEREST INCOME

     Net interest income for the third quarter of 1999 was $1.9 million as compared to $1.2 million for the third quarter of 1998. This is an annualized net interest margin of 2.14% and 3.40% for the third quarter of 1999 and the third quarter of 1998, respectively, based upon average lease receivables owned of $132.7 million and $78.2 million, respectively, and average debt outstanding of $84.1 and $58.4 million, respectively.

OTHER

     During the third quarter of 1999 the Company reorganized and is now reporting holding company costs as a reconciling item between the segmented income statement and the consolidated income statement. The primary components are 1) interest expense on the debt on the Company's corporate headquarters;
2) salary and employee benefits of corporate personnel; and 3) depreciation on the corporate headquarters.

FINANCIAL CONDITION

     During third quarter 1999, the Company experienced a 24% decrease in the volume of production originated and acquired compared to second quarter 1999. Production decreased to $1.9 billion during third quarter 1999 from $2.5 billion during second quarter 1999. The September 30, 1999, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.6 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.3 billion.

     Mortgage loans held-for-sale and mortgage-backed securities totaled
$577 million at September 30, 1999, versus $1.4 billion at December 31, 1998, a decrease of 60%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $7.9 billion at September 30, 1999, from $9.9 billion at December 31, 1998.

     Short-term borrowings, which are the Company's primary source of funds, totaled $0.7 billion at September 30, 1999, compared to $1.6 billion at December 31, 1998, a decrease of 53%. The decrease in the balance outstanding at September 30, 1999, resulted from decreased funding requirements related to the decrease in the balance of mortgage loans held-for-sale and mortgage-backed securities. Other liabilities totaled $119 million as of September 30, 1999, compared to the December 31, 1998 balance of $115 million, an increase of $4 million, or 4%.

     The Company continues to face the same challenges as other companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by a rise in interest rates or other factors beyond the Company's control.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In August 1999, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $540 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2000. The credit agreement includes covenants requiring the Restricted Group to maintain
(i) a minimum net worth of $170 million, plus the Restricted Group's net income subsequent to June 30, 1999, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans and (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

     In August the Company and Restricted Group also entered into a $210 million subprime revolving credit facility and a $250 million servicing revolving credit facility, which expire in July 2000. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

     The Restricted Group was in compliance with the debt covenants in place at September 30, 1999. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

     RBMG Asset Management Company, a wholly-owned subsidiary of Meritage Mortgage Corporation, and a bank are parties to a master repurchase agreement, pursuant to the terms of which RBMG Asset Management Co. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $250 million to the bank. The master repurchase agreement has been extended through December 31, 1999.

     The Company has entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

     The Company has entered into a $6.6 million note agreement in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those previously described.

     The Company has entered into a $10.0 million unsecured line of credit agreement that expires in July 2000. The interest rate on funds borrowed is based upon prime.

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

     The Company has been repurchasing its stock pursuant to Board authority since March 1998 and as of September 30, 1999 the Company had remaining authority to repurchase up to $3.1 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. The repurchase authority will enable the Company to repurchase shares to meet the Company's obligations pursuant to existing bonus, stock option, dividend reinvestment and employee stock purchase and ESOP plans. Shares repurchased are maintained in the Company's treasury account and are not retired. At September

30, 1999, there were 3,617,596 shares held in the Company's treasury account at an average cost of $10.19 per share.

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

SUMMARY

     On a combined divisional basis, during the nine months ended September 30, 1999 and 1998, the Company generated approximately $55.2 million and $44.7 million, respectively, of positive funds from operations.


      ($ in thousands)                           FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              --------------------------------
                                                 1999                 1998
                                              ----------           ----------
       Agency-eligible production              $  25,937            $  19,359
       Agency-eligible servicing                  22,161               20,705
       Subprime production                         2,791                3,079
       Commercial mortgage                           980                1,560
       Leasing                                     2,394                1,143
                                               ---------            ---------
                                               $  54,263            $  45,846
                                               =========            =========


     Each of the Company's divisions produced positive operating funds during both periods. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

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

($ IN THOUSANDS)                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 --------------------------
                                                                    1999             1998
                                                                 --------         ---------
Income (loss) before income taxes                                $ 11,087         $  43,715
Deduct:
  Net gain on sale of mortgage loans,
as reported                                                       (58,717)         (101,547)
Add back:
  Cash gains on sale of mortgage loans                             14,424            29,929
  Cash gains on sale of mortgage servicing rights                  55,754            43,097
   Depreciation                                                     3,389             4,165
                                                                 ========         =========
                                                                 $ 25,937         $  19,359
                                                                 ========         =========

AGENCY-ELIGIBLE SERVICING

     The Company's current strategy is to position itself as a national supplier of agency-eligible servicing rights to the still consolidating mortgage servicing industry. Accordingly, the Company generally sells a significant percentage of its produced mortgage servicing rights to other approved servicers under forward committed bulk purchase agreements. However, the Company maintains a relatively small mortgage servicing portfolio. As discussed above, mortgage servicing rights produced or purchased are initially capitalized and subsequently must be amortized to expense. Much like depreciation, such amortization charges are "non-cash." In this context, the table below reconciles the major elements of pre-tax operating funds flow allocable to agency-eligible mortgage servicing activities.


($ IN THOUSANDS)                                                 FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -------------------------

                                                                  1999               1998
                                                                -------            -------
Income (loss) before income taxes                               $ 5,065            $ 2,759
Deduct:
  Net gain on sale of mortgage servicing
  Rights, as reported                                            (6,317)            (1,613)
Add back:
  Amortization and impairment of
  Mortgage servicing rights                                      22,985             19,081
  Depreciation                                                      428                478
                                                                =======            =======
                                                                $22,161            $20,705
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

($ in thousands)                                 FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ----------------------------
                                                  1999               1998
                                                --------            --------
Income before income taxes                      $  2,886            $ 12,601
Deduct:
   Net gain on sale of subprime
     loans, as reported                          (15,225)            (22,218)
   Accretion income on residuals                  (4,754)             (2,355)
Add back:
   Cash gains on sale of whole subprime loans     15,382              14,214
   Cash received from investments
     in residual  certificates                     3,584                  --
   Depreciation and amortization
     of goodwill and intangibles                     918                 837
                                                --------            --------
                                                $  2,791            $  3,079
                                                ========            ========

COMMERCIAL MORTGAGE

     Generally, the Company originates commercial mortgage loans for conduits, insurance companies and other investors. The Company either table funds the loans or originates the loans pursuant to pre-existing investor commitments to purchase the loans so originated. Similar to the agency-eligible operation, the Company generally retains the right to service the loans under various servicing agreements. At the time loans are sold, current accounting principles require capitalization of the estimated fair value of mortgage servicing rights produced. Accordingly, amounts reported as gains on sale of commercial mortgage loans may not represent cash gains to the extent that the associated servicing rights are not sold for cash but are instead retained and capitalized. Mortgage servicing rights initially capitalized must be amortized subsequently to expense. Much like depreciation, such amortization charges are "non-cash." In this context, the table below reconciles the major elements of pre-tax operating funds flow allocable to commercial mortgage production and servicing activities.

($ in thousands)                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -------------------------
                                                            1999             1998
                                                          --------         --------
Income before income taxes                                $    622         $    835
Deduct:
  Net gain on sale of commercial loans, as reported         (6,358)          (5,461)

Add back:
  Cash gains on sale of whole Commercial loans               4,834            4,816
  Amortization and impairment of
    Commercial mortgage servicing rights                     1,597              972
  Depreciation and amortization of
    Goodwill and intangibles                                   285              398
                                                          ========         ========
                                                          $    980         $  1,560
                                                          ========         ========


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

($ in thousands)                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -------------------------
                                                            1999             1998
                                                          --------         --------
Income before income taxes                                $  2,163         $    907
Add back:
  Depreciation and amortization of
    Goodwill and intangibles                                   231              236
                                                          ========         ========
                                                          $  2,394         $  1,143
                                                          ========         ========

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

OVERVIEW OF THE COMPANY'S STATE OF READINESS

The Company has reviewed its critical information technology and non-information technology systems and summarizes its state of readiness as follows:

* The Company's growth motivated a generalized review of the adequacy of its existing software environment and technological infrastructure to meet the Company's long-term operating requirements. Accordingly, the Company undertook an 18-month project to design and implement the Cybertek LoanXchange Mortgage Processing System (LoanXchange). Testing and implementation of this Year 2000 compliant system has been completed and the system is now in use.

* The Company's internally developed applications have been remediated and are now Year 2000 compliant. The remediated versions were also modified to work in conjunction with the LoanXchange system.

* The Company uses various applications that were purchased or are used in a service bureau relationship with third parties. Compliant versions have been placed into production for all of these applications.

* The Company uses desktop software at each PC. Implementation of a standardized package that delivers Year 2000 compliant desktop software has been completed and distributed.

* The Company uses computer hardware, including servers, desktop PCs and network infrastructure components. Remediation and upgrade of all data center hardware and network infrastructure to Year 2000 compliant hardware are complete. Desktop hardware including the rollout of 1,200 new desktops has been completed.

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

LAUREATE CAPITAL CORP. - The Company operates its commercial mortgage origination and servicing business through its subsidiary, Laureate Capital Corp. (Laureate). Upgrade of Laureate's mission critical McCracken commercial mortgage servicing system to a Year 2000 compliant version has been completed and Laureate's mission critical systems are Year 2000 compliant.

REPUBLIC LEASING COMPANY, INC. - The Company operates its leasing business through its subsidiary Republic Leasing Company, Inc.(Republic Leasing). Republic Leasing's mission critical systems are Year 2000 compliant.

MERITAGE MORTGAGE CORPORATION - The Company operates substantially all of its subprime loan origination business through its subsidiary, Meritage Mortgage Corporation (Meritage). Upgrade of Meritage's mission critical Contour front-end loan processing system to a Year 2000 compliant version has been completed and Meritage's mission critical systems are Year 2000 compliant.

OTHER - The Company and all of its subsidiaries use the same general ledger, accounts payable and human resources systems, and all of such systems are Year 2000 compliant. The HVAC system at the Company's home office is not compliant and should be replaced by November 30, 1999.

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

FINANCIAL IMPACT

Direct costs associated exclusively with achieving Year 2000 compliance are expected to be between $0.5 and $1 million dollars and will be paid out of cash flow. Additional system costs exceeding $8 million that are not directly related to Year 2000 but, that relate to upgrades noted above, serve to solve Year 2000 issues. Direct costs associated with the work performed to date were approximately $0.9 million through November 1, 1999. The Year 2000 effort is expected to use approximately 5% of Information Technology's 1999 budget.

RISKS AND CONTINGENCY PLANNING

     The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer code and unforeseen circumstances causing the Company to allocate its resources elsewhere.

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


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                  (Registrant)



                    /s/ Steven F. Herbert
                    ----------------------------
                    Steven F. Herbert
                    Corporate Senior Executive Vice President and
                    Corporate Chief Financial Officer

                    (signing in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)



DATED:   November 12, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION                                                                                     PAGE
-----------                -----------                                                                                     ----
 3.1     Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.3                    *
         of the Registrant's Registration No. 33-53980

 3.2     Certificate of Amendment of Certificate of Incorporation of the Registrant incorporated by reference                *
         to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

 3.3     Certificate of Designation of the Preferred Stock of the Registrant incorporated by reference to                    *
         Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

 3.4     Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.4 of the                       *
         Registrant's Registration No. 33-53980

 3.5     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. dated January 28, 1999 incorporated by              *
         reference to Exhibit 3.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

 3.6     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit 3.1            *
         of the Registrant's Registration No. 333-82105

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by reference to Exhibit 4.1 of the                   *
         Registrant's Registration No. 33-53980

 4.2     Rights Plan dated as of February 6, 1998 between the Registrant and First Chicago Trust Company of New York         *
         incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

 4.3     Note Agreement between the Registrant and UNUM Life Insurance Company of America dated May 16, 1997                 *
         incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

10.1     Employment Agreement dated June 3, 1993, between the Registrant and David W. Johnson, Jr. as amended by             *
         amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1993

10.2     (A) Stock Option Agreement between the Registrant and David W. Johnson, Jr. incorporated by reference to            *
         Exhibit 10.8 (A) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Stock Option Agreement between the Registrant and Lee E. Shelton incorporated by reference to                   *
         Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.3     Termination Agreement dated June 3, 1993, between the Registrant and David W. Johnson, Jr. incorporated             *
         by reference to Exhibit 10.9 (A) of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993



                                       A


EXHIBIT NO.                DESCRIPTION                                                                                     PAGE
-----------                -----------                                                                                     ----

10.4     (A) Deferred Compensation Agreement dated June 3, 1993, between the Registrant and David W. Johnson, Jr.            *
         incorporated by reference to Exhibit 10.10 (A) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

         (B) Deferred Compensation Rabbi Trust, for David W. Johnson, dated January 19, 1994, between Registrant             *
         and First Union National Bank of North Carolina incorporated by reference to Exhibit 10.10 (C) of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.5     Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert incorporated by              *
         reference to Exhibit 10.34 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.6     Employment Agreement dated September 25, 1995, between the Registrant and Richard M. Duncan incorporated by         *
         reference to Exhibit 10.38 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1995

10.7     Office Building Lease dated March 8, 1991, as amended by Modification of Office Lease dated October 1, 1991,        *
         incorporated by reference to Exhibit 10.5 of the Registrant's Registration No. 33-53980

10.8     Assignment and Assumption of Office Lease incorporated by reference to Exhibit 10.6 of the Registrant's             *
         Registration No. 33-53980

10.9     Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage Group, Inc. and the South           *
         Carolina Department of Labor, Licensing and Regulation incorporated by reference to Exhibit 10.19 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994

10.10    First Sub-Lease Amendment to Governmental Real Estate Sub-Lease-Office, between Resource Bancshares Mortgage        *
         Group, Inc. and the South Carolina Department of Labor, Licensing and Regulation incorporated by reference to
         Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

10.11    Request for Extension of Governmental Real Estate Sub-Lease-Office, between the Registrant and the South            *
         Carolina Department of Labor, Licensing and Regulation dated December 12, 1995 incorporated by reference to
         Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.12    Section 125 Plan incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for      *
         the year ended December 31, 1993

10.13    Pension Plan incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for          *
         the year ended December 31, 1993

10.14    Amendment I to Pension Plan incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on         *
         Form 10-K for the year ended December 31, 1994

10.15    Amendment II to Pension Plan incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on        *
         Form 10-K for the year ended December 31, 1994


                                       B


EXHIBIT NO.                DESCRIPTION                                                                                     PAGE
-----------                -----------                                                                                     ----

10.16    Amendment to Pension Plan effective January 1, 1995 incorporated by reference to Exhibit 10.42 of the               *
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.17    (A) Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on             *
         Form 10-K for the year ended December 31, 1994
         (B) Amendment to Phantom 401(k) Plan incorporated by reference to Exhibit 10.17(B) of the Registrant's              *
         Quarterly Report on Form 10-Q for the period ended March 31, 1999

10.18    Resource Bancshares Mortgage Group, Inc. Supplemental Executive Retirement Plan incorporated by reference           *
         to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.19    First Amendment to Resource Bancshares Mortgage Group, Inc. Supplemental Executive Retirement Plan dated            *
         October 28, 1998 incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998

10.20    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form       *
         10-K for the year ended December 31, 1994

10.21    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's Registration No. 33-87536        *

10.22    Amendment I to Stock Investment Plan incorporated by reference to Exhibit 10.27 of the Registrant's Annual          *
         Report on Form 10-K for the year ended December 31, 1994

10.23    Amendment II to Stock Investment Plan dated November 30, 1998 incorporated by reference To Exhibit 4.1(c)           *
         of the Registrant's Registration Statement No. 333-68909

10.24    Employee Stock Ownership Plan incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report          *
         on Form 10-K for the year ended December 31, 1994

10.25    First Amendment to Employee Stock Ownership Plan dated October 31, 1995 incorporated by reference to                *
         Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

10.26    Second Amendment to Employee Stock Ownership Plan dated August 12, 1996 incorporated by reference to                *
         Exhibit 10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996

10.27    Amended Resource Bancshares Mortgage Group, Inc. Successor Employee Stock Ownership Trust Agreement dated           *
         December 1, 1994, between the Registrant and  Marine Midland Bank incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

                                       C


EXHIBIT NO.                DESCRIPTION                                                                                     PAGE
-----------                -----------                                                                                     ----

10.28    ESOP Loan and Security Agreement dated January 12, 1995, between the Registrant and The Resource Bancshares         *
         Mortgage Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.31 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.29    ESOP Loan and Security Agreement dated May 3, 1996, between the Registrant and The Resource Bancshares              *
         Mortgage Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

10.30    ESOP Loan Agreements dated January 20, 1998, April 1, 1998, July 1, 1998 and October 1, 1998 between the            *
         Registrant and The Resource Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
         incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

10.31    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's Quarterly Report           *
         on Form 10-Q for the period ended September 30, 1995

10.32    Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock Option Plan and Non-Qualified Stock             *
         Option Plan incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form
         10-Q for the period ended March 31, 1997

10.33    First Amendment to the Formula Stock Option Plan incorporated by reference to Exhibit 99.8 of the                   *
         Registrant's Registration No. 333-29245 as filed on December 1, 1997

10.34    Second Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock Option Plan dated October 28, 1998       *
         incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

10.35    Amended and Restated Omnibus Stock Award Plan incorporated by reference to Exhibit 99.10 of the Registrant's        *
         Registration No. 333-29245 filed on December 1, 1997

10.36    First Amendment to Omnibus Stock Award Plan and form of Incentive Stock Option Agreement and Release to the         *
         Omnibus Stock Award Plan incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended September 30, 1998.

10.37    Second Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan dated October 29, 1998        *
         incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

10.38    Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan) incorporated by reference to Exhibit 10.40      *
         of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.39    Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan dated September 1, 1996 incorporated       *
         by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996

10.40    Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock Option Plan), incorporated by reference to        *
         Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

                                       D


EXHIBIT NO.                DESCRIPTION                                                                                     PAGE
-----------                -----------                                                                                     ----

10.41    First Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan dated                   *
         January 29, 1997 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998

10.42    Second Amendment to the Non-Qualified Stock Option Plan dated February 6, 1998 incorporated by reference to         *
         Exhibit 10.40 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.43    Third Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan dated                   *
         October 28, 1998 incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1998

10.44    Agreement and Release Form of Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.41       *
         of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.45    Amended and Restated Retirement Savings Plan dated  April 1, 1996 incorporated by reference to Exhibit 10.34        *
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

10.46    First Amendment to Amended  and Restated Retirement Savings Plan dated as of November 8, 1996 incorporated by       *
         reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

10.47    Second Amendment to Amended and Restated Retirement Savings Plan dated January 1997, incorporated by reference      *
         to Exhibit 10.38 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

10.48    (A) Agreement of Merger dated April 18, 1997 between  Resource Bancshares Mortgage Group, Inc., RBC Merger          *
         Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's
         Registration No.333-29245

         (B) First Amendment to Agreement of Merger dated April 18, 1997 between Resource Bancshares Mortgage                *
         Group, Inc., RBC Merger Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997

         (C) Second Amendment to Agreement of Merger dated April 18, 1997 between Resource Bancshares Mortgage               *
         Group, Inc., RBC Merger Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's Registration No. 333-29245

10.49    (A)  Mutual Release and Settlement Agreement between the Registrant, Lee E. Shelton and Constance P. Shelton        *
         dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement between Registrant, Lee E. Shelton and Constance P.        *
         Shelton dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1997

                                       E


EXHIBIT NO.                DESCRIPTION                                                                                     PAGE
-----------                -----------                                                                                     ----

10.50    Preferred Provider Organization Plan for Retired Executives incorporated by reference to Exhibit 10.43              *
         of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998

10.51    Resource Bancshares Mortgage Group, Inc. Flexible Benefits Plan Amended and Restated as of January 1, 1998          *
         incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

10.52    The Resource Bancshares Mortgage Group, Inc. Nonqualified Deferred Compensation Plan effective April 1, 1999        *
         incorporated by reference to Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999

10.53    Merger and Transfer Agreement Between The Resource Bancshares Mortgage Group, Inc. and Fidelity Management        _____
         Trust Company

11.1     Statement re: Computation of Net Income (Loss) per Common Share                                                   _____

27.1     Financial Data Schedule                                                                                           _____
----------------------------------
* Incorporated by reference

                                       F