Form 10-K
period 1999-12-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2000-03-30
CIK 893817

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

For the Fiscal Year Ended December 31, 1999     Commission File Number 000-21786


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
             (Exact name of registrant as specified in its charter)
                              ---------------------

            Delaware                                       57-0962375
--------------------------------------------------------------------------------
     (State of Incorporation)               (IRS Employer Identification Number)

            7909 Parklane Road
         Columbia, South Carolina                            29223
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (803) 741-3000
--------------------------------------------------------------------------------
                (Registrant's telephone no., including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $70,454,162 as of March 6, 2000, based on the closing price of $3.81 per share of the registrant's Common Stock , par value $.01 per share, on the NASDAQ National Market System on such date.

As of March 6, 2000, 19,168,376 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Document of the Registrant                    Form 10-K Reference Locations

1999 Annual Report to Shareholders                      Parts II and IV
2000 Proxy Statement                                    Part III

                         RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                      Form 10-K for the year ended December 31, 1999

                   TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                                            PAGE
                                                                                            ----
PART I.

    Item 1.  Business                                                                         1
             Executive Officers of the Registrant                                            22
    Item 2.  Properties                                                                      22
    Item 3.  Legal Proceedings                                                               23
    Item 4.  Submission of Matters to a Vote of Security Holders                             23

PART II.

    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters           23
    Item 6.  Selected Financial Data                                                         23
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results         23
             of Operations
    Item 7a. Quantitative and Qualitative Disclosures About Market Risk                      23
    Item 8.  Financial Statements and Supplementary Data                                     23
    Item 9.  Changes in and Disagreements With Accountants on Accounting and                 24
             Financial Disclosure

PART III.

    Item 10. Directors and Executive Officers of the Registrant                              24
    Item 11. Executive Compensation                                                          24
    Item 12. Security Ownership of Certain Beneficial Owners and Management                  24
    Item 13. Certain Relationships and Related Transactions                                  24

PART IV.

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                 25

SIGNATURES                                                                                   26

INDEX TO EXHIBITS                                                                            A

                                     PART I

ITEM 1.            BUSINESS
                                     General

         The Company is a diversified financial services company engaged through wholly-owned subsidiaries primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family (i.e., one-four family), first lien and second lien mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, two of the Company's wholly-owned subsidiaries originate, sell and service small-ticket commercial equipment leases and originate, sell, underwrite for investors and service commercial mortgage loans.

         As part of its primary business focus, residential mortgage banking, the Company purchases agency-eligible mortgage loans through its correspondents and funds loans through its wholesale division. The Company also purchases and originates residential mortgage loans through its subprime division. Substantially all of the residential mortgage loans purchased and originated by the Company are sold to institutional purchasers, including national and regional broker/dealers, as mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or are securitized. Substantially all the agency-eligible mortgage loans are sold with the rights to service the loans being retained by the Company. The retained servicing is then either held in the Company's portfolio or sold separately.

         The Company receives loan servicing fees and subservicing fees with respect to the agency-eligible loans it funds through its wholesale channel and purchases through its correspondent channel. The Company also receives loan servicing fees with respect to agency-eligible loans the mortgage servicing rights for which were acquired through bulk acquisitions of servicing rights related to agency-eligible loans originated by other lenders.

         During 1999, mortgage rates rose causing a significant decline in nationwide mortgage refinance activity. Production volumes declined and the resultant industry overcapacity led to an increasingly intense competitive pricing environment. The Company was not immune from these cyclical trends as its volumes and gross production margins were adversely affected. Accordingly, the Company reported net operating losses for the latter half of 1999.

         In response, on December 1, 1999 the Company announced a planned reorganization and workforce reduction which involved (1) consolidation of 18 existing agency-eligible wholesale branch locations into six regional operating centers, (2) closure of three subprime branches, and (3) reduction of overall agency-eligible production support and administrative staffing levels. In connection with execution of the plan, 208 agency-eligible employees (out of 907) and 34 subprime employees (out of 320) were terminated. Although implementation of the above described reorganization and workforce reduction achieved the expected cost savings levels, its scope may prove inadequate to return the Company to profitability in the short-term due primarily to continued erosion of gross production margins during the latter portion of 1999.

         On January 10, 2000 the Company named Douglas K Freeman as its new Chief Executive Officer. On February 12 through 14, 2000 the senior management team met and restated its corporate strategy, mission, goals, business principles and core values. The Company's strategy is to become a customer centric financial intermediary that combines the best of product depth, relationship management and service quality. In order to realize this vision, the Company plans to: (1) diversify its product array, (2) utilize and deploy advanced technology to support a more effective order fulfillment process and
(3) to integrate enhanced customer relationship management systems and disciplines into its ongoing sales and marketing operations.

         The Company also intends to continue expansion of its small-ticket commercial equipment lease portfolio.

         The Company does not hold any material trademarks, licenses, franchises or concessions.

         During 1999, mortgage rates rose causing a significant decline in nationwide mortgage refinance activity. Production volumes declined and the resultant industry overcapacity led to an increasingly intense competitive pricing environment. The Company was not immune from these cyclical trends as its volumes and gross production margins were adversely affected. Accordingly, the Company reported net operating losses for the latter half of 1999.

         In response, on December 1, 1999 the Company announced a planned reorganization and workforce reduction which involved (1) consolidation of 18 existing agency-eligible wholesale branch locations into six regional operating centers, (2) closure of three subprime branches, and (3) reduction of overall agency-eligible production support and administrative staffing levels. In connection with execution of the plan, 208 agency-eligible employees (out of 907) and 34 subprime employees (out of 320) were terminated. Although implementation of the above described reorganization and workforce reduction achieved the expected cost savings levels, its scope may prove inadequate to return the Company to profitability in the short-term due primarily to continued erosion of gross production margins during the latter portion of 1999.

         On January 10, 2000 the Company named Douglas K Freeman as its new Chief Executive Officer. On February 12 through 14, 2000 the senior management team met and restated its corporate strategy, mission, goals, business principles and core values. The Company's strategy is to become a customer centric financial intermediary that combines the best of product depth, relationship management and service quality. In order to realize this vision, the Company plans to: (1) diversify its product array, (2) utilize and deploy advanced technology to support a more effective order fulfillment process and
(3) to integrate enhanced customer relationship management systems and disciplines into its ongoing sales and marketing operations.

                           Segmented Income Statements

         The Company operates under wholly-owned subsidiaries that are engaged in the following lines of business: (a) agency-eligible production; (b) agency-eligible servicing; (c) agency-eligible reinsurance; (d) subprime residential production; (e) commercial mortgage lending; and (f) small-ticket equipment leasing. Tables set forth under Note 17 in the Consolidated Financial Statements in the Company's accompanying 1999 Annual Report to Shareholders present a summary of the revenues and expenses for each of the Company's subsidiaries for the years ended December 31, 1999, 1998 and 1997, respectively and are hereby incorporated herein by reference. The following represents the percentage and amount of total Company revenues as contributed by the various operating divisions for the years ended December 31, 1999, 1998 and 1997:

($ in thousands)

                            1999           1999            1998           1998            1997            1997
                         $ Amount       Percentage       $ Amount      Percentage       $ Amount       Percentage
                         ---------      ----------       ---------     ----------       ---------      ----------
Agency-eligible
production               $  72,613              42%      $ 143,650             59%      $ 107,302              67%
Agency-eligible
servicing                   45,080              26%         40,064             16%         38,824              24%
Agency-eligible
reinsurance                  1,649               1%          1,189              1%             --              --
Subprime                    31,351              18%         38,277             16%         15,280               9%
Commercial mortgage         14,297               8%         13,335              5%             --              --
Leasing                      9,285               5%          6,404              3%             --              --
Other
/eliminations                 (483)              0%            807              0%           (388)              0%
                         ---------       ---------       ---------      ---------       ---------       ---------
Total                    $ 173,792             100%      $ 243,726            100%      $ 161,018             100%
                         ---------       ---------       ---------      ---------       ---------       ---------

                           Residential Loan Production

Correspondent

         The Company purchases closed agency-eligible mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 1999, the Company had 909 correspondents originating mortgage loans in 49 states and the District of Columbia.

         Agency-eligible residential loan production for the Company by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 34% of its dollar volume of correspondent loans during 1999 compared to 27% in 1998. During 1999, the top five correspondents accounted for approximately 16% of the year's mortgage loan correspondent purchase volume. This compares to the top five correspondents accounting for approximately 12% and 13% of the mortgage loan purchase volume during 1998 and 1997, respectively. No single correspondent accounted for more than 5.8% of the Company's agency-eligible mortgage loan purchase volume in 1999. In 1998 and 1997, 3.9% and 3.3%, respectively, of the Company's total agency-eligible mortgage loan purchase volume was acquired from the Company's highest-volume correspondent.

         The Company continues to emphasize correspondent loan production as its basic business focus. By emphasizing correspondent lending, the Company can match its costs more directly with the volume of agency-eligible loans purchased, so that a substantial portion of the Company's cost is variable rather than fixed. By emphasizing the correspondent origination approach, the Company has greater flexibility to adjust to varying market conditions. As conditions change, the Company can expand into new geographic markets without incurring significant additional costs by utilizing existing and new correspondents that operate in each new market. The use of correspondents also enables the Company to exit markets easily if circumstances dictate.

         The Company attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell agency-eligible mortgage loans to the Company. The Company's strategy with respect to its correspondents is to provide a high level of service rather than the lowest price. Services provided include timely underwriting and approval or rejection of a loan (within approximately 48 hours after receipt of a completed loan application), timely purchase of loans (within 96 hours after being approved for acquisition), seminars on how to process and prepare a loan application, and updates on current underwriting practices. In addition, the Company provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, the Company believes that the level of service and commitment it provides to its correspondents will be paramount to its success.

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

         All loan applications are subject to the Company's underwriting criteria and the guidelines set forth by the Federal Housing Authority (FHA), the VA, Ginnie Mae, Fannie Mae, Freddie Mac or private investors, as applicable. The Company or the correspondent, in the case of a correspondent with delegated underwriting authority, verifies each applicant's income and bank deposits, as well as the accuracy of the other information submitted by the applicant, and obtains and reviews a credit report from a credit reporting agency, a preliminary title report and a real estate appraisal. Generally, delegated underwriting authority is granted by the Company to its larger correspondents that meet certain financial strength, delinquency ratio, underwriting and quality control standards.

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

         The Company has implemented a quality control program to monitor compliance with the Company's established lending and servicing policies and procedures, as well as with applicable laws and regulatory guidelines. The Company believes that the implementation and enforcement of its comprehensive underwriting criteria and its quality control program are significant elements in the Company's efforts to purchase high-quality mortgage loans and servicing rights. The Company's quality control department examines loans in order to evaluate the loan purchasing function for compliance with underwriting criteria. The quality control department also reviews loan applications for compliance with federal and state lending standards, which may involve re-verifying employment and bank information and obtaining separate credit reports and property appraisals.

Wholesale

         The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches and regional operating centers handle all shipping and follow-up procedures on loans. Typically, mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing of the loans. All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in the Company's correspondent lending program.

         Although the establishment of wholesale branch offices and regional operating centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each branch office and regional operating center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. In 1999, the Company closed several branch offices and established regional operations centers to better facilitate service to a larger geographic area. At December 31, 1999, the Company had 2 wholesale branches and 5 regional operating centers serving approximately 4,300 brokers. The offices are located in California (1), Colorado (1), Georgia (1), Massachusetts (1), Minnesota (1), Missouri (1) and Utah (1).

  Subprime

         Subprime loan production increased by 20% to $728.4 million for 1999 as compared to $607.7 million during 1998 as the Company has expanded its operations. Between 1998 and 1999 the Company increased the number of its subprime brokers by 1,265. The number of branches declined from 19 in 1998 to 10 at the end of 1999 as the Company reassessed the geographic regions that each branch covers.

         The following table shows residential production volume by source for each of the three years in the period ended December 31, 1999.

RESIDENTIAL LOAN PRODUCTION VOLUME                     Year Ended December 31,
                                           ---------------------------------------------
    ($ in Thousands)                           1999             1998            1997
                                           -----------      -----------      -----------
Correspondent                              $ 6,363,936      $11,666,560      $ 7,893,583
Wholesale                                    1,748,415        3,023,961        1,868,726
Retail                                              --          264,059          675,411
                                           -----------      -----------      -----------
Total Agency-Eligible Loan Production      $ 8,112,351      $14,954,580      $10,437,720
Subprime Production                            728,410          607,664          339,574
                                           -----------      -----------      -----------
Total Residential Production               $ 8,840,761      $15,562,244      $10,777,294
                                           ===========      ===========      ===========

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

         The Company purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, the Company purchases and originates products designed to provide lower interest rates to borrowers or lower principal and interest payments by borrowers, including balloon mortgage loans that have relatively short terms (e.g., five or seven years) and longer amortization schedules (e.g., 25 or 30 years) and adjustable rate mortgage loans. The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends upon the interest rate environment at the time such loans are made.

         The following table shows residential mortgage loan production volume by type of loan for each of the three years in the period ended December 31, 1999.

                                                      Year Ended December 31,
                                          -------------------------------------------
  ($ in Millions except as indicated)         1999           1998              1997
                                          ----------      ----------       ----------
CONVENTIONAL LOANS:
  Volume                                  $  4,892.9      $ 10,674.1       $  6,126.8
  Percentage of total volume                      55%             68%              57%
FHA / VA LOANS:
  Volume                                  $  3,219.5      $  4,280.4       $  4,310.9
  Percentage of total volume                      37%             28%              40%
SUBPRIME LOANS
  Volume                                  $    728.4      $    607.7       $    339.6
  Percentage of total volume                       8%              4%               3%
TOTAL LOANS:
  Volume                                  $  8,840.8      $ 15,562.2       $ 10,777.3
  Number of loans                             79,322         131,630           99,349
  Average loan size ($ in Thousands)      $    111.5      $    118.2       $    108.5

         The following table shows residential loan production volume by state for the year ended December 31, 1999, for each state that represented 5% or more of the Company's total residential loan production volume for 1999.

                                              Year Ended December 31, 1999
                                          -------------------------------------
        ($ in Thousands)                                          Percent of
                     State                    Amount                Total
        ------------------------------    ----------------      ---------------
        California                              $ 890,638               10.07%
        Minnesota                                 746,244                8.44%
        Illinois                                  733,646                8.30%
        Colorado                                  674,314                7.63%
        Ohio                                      541,283                6.12%
        Massachusetts                             444,982                5.03%
        Georgia                                   442,624                5.01%
        All Other                               4,367,030               49.40%
                                          ----------------      ---------------
        TOTAL                                 $ 8,840,761              100.00%
                                          ================      ===============

                            Sale of Residential Loans

         The Company customarily sells all agency-eligible mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which currently are sold separately. Under ongoing programs established with Fannie Mae and Freddie Mac, the Company aggregates its conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. The Company's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. The Company pays certain fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. The Company then sells Freddie Mac, Fannie Mae and Ginnie Mae securities to securities dealers. Substantially all of the Company's agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Subprime and non-conforming conventional residential mortgage loans are sold to private investors through whole loan sales or securitizations.

         In the case of conventional loans, subject to the obligations of any primary mortgage insurer, the Company is generally at risk for any mortgage loan default until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, the Company has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days, to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, the Company has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitations. In connection with the Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. In the event of a breach of these representations and warranties, the Company may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans. Typically, with respect to loans that the Company repurchases, the Company corrects the flaws that had resulted in the repurchase and the loans are resold in the market or are repurchased by the original correspondent pursuant to prior agreement.

         The Company uses hedging techniques to reduce its exposure to interest rate risk in connection with loans not yet sold or securitized. The Company projects the portion of the pipeline loans that the Company anticipates will close. The Company assesses the interest-rate risk associated with the commitments that it has extended to originate or purchase loans and evaluates the interest-rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest-rate volatility. The Company constantly monitors these factors and adjusts its hedging when appropriate throughout each business day. The Company's hedging currently consists of utilizing a combination of mandatory forward sales commitments on mortgage-backed securities and mortgage loans and options on mortgage-backed securities.

         The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may originate or purchase a loan at a price (i.e., interest rate and discount) that may be higher or lower than the Company would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses upon the sale of loans may result from changes in interest rates, which cause changes in the market value of the loans, or commitments to originate or purchase loans, from the time the price commitment is given to the customer until the time that the loan is sold by the Company to the investor. To reduce the effect of interest-rate changes on the gain and loss on loan sales, the Company generally commits to sell all its agency-eligible warehouse loans and a portion of its pipeline loans to investors for delivery at a future time for a stated price.

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

                               Mortgage Servicing

         Agency-eligible mortgage servicing includes collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections of the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering agency-eligible mortgage loans. Failure to service mortgage loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees.

         The Company's current strategy is to pool and sell substantially all of its produced agency-eligible mortgage servicing rights to other approved servicers. The Company retains a relatively small portion of its produced agency-eligible servicing rights and sells available-for-sale servicing rights in bulk transactions. The Company's credit facilities require it to maintain at all times a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5.0 billion. The Company's policy with respect to the sale, purchase or retention of mortgage servicing rights may change in the future.

         In addition to servicing its agency-eligible mortgage servicing rights portfolios, the Company also subservices agency-eligible mortgage servicing rights portfolios during the period of approximately 90 days between the date the Company has sold the related servicing rights and the date such servicing rights are actually transferred to the purchaser. The Company receives fees for servicing residential mortgage loans, ranging generally from 0.25% to 0.44% per annum on the declining unpaid principal balances of the loans. Servicing fees are collected by the Company from monthly mortgage loan payments. Other sources of loan servicing revenues include fees incidental to the services provided.

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

         The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company's residential mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 1999.

                       Days Delinquent
                       ---------------

                        30                        1.65%
                        60                        0.30%
                        90+ days                  0.17%
                                               -------------
                        Total Delinquencies       2.12%
                                               =============

         At December 31, 1999, the Company's owned mortgage servicing rights portfolio had an underlying unpaid principal balance of $7.8 billion. The portfolio generally reflected characteristics representative of the then-current market conditions and had a weighted average note rate of 7.50%.

         In 1999, the Company produced or purchased servicing rights associated with agency-eligible residential loans having an aggregate underlying unpaid principal balance of $8.1 billion and had an average aggregate underlying unpaid principal balance of loans being serviced of $11.8 billion. Typically, the Company sells the majority of its produced agency-eligible mortgage servicing rights between 90 days and 180 days of purchase. Nevertheless, certain market and operating characteristics, including origination costs, adjusted basis, market values, coupon rates, delinquency rates and current prepayment rates are considered to determine whether mortgage servicing rights should be held for longer periods of time.

         The following table provides certain information regarding the Company's agency-eligible mortgage servicing rights portfolio at December 31, 1999. *

($ in Thousands)                                                                           Percentage of
                                                                       Aggregate            Total Unpaid
        Year of               Number of       Percentage of         Unpaid Principal          Principal
      Origination               Loans          Total Loans              Balance                Balance
------------------------  -----------------  -----------------  -----------------------   -----------------
    1992 or earlier                  4,893               6.3%                $ 264,255                3.4%
         1993                        6,412               8.3%                  457,650                5.9%
         1994                        4,451               5.8%                  366,708                4.7%
         1995                        1,520               2.0%                  119,121                1.5%
         1996                        3,168               4.1%                  314,113                4.0%
         1997                       11,689              15.1%                1,214,602               15.5%
         1998                       22,370              28.9%                2,592,733               33.2%
         1999                       22,810              29.5%                2,493,212               31.8%
                          -----------------  -----------------  -----------------------   -----------------
         Total                      77,313            100.00%              $ 7,822,394             100.00%
                          =================  =================  =======================   =================

* Includes $139,376 (1,496 loans) of subprime loans as of December 31, 1999 being temporarily serviced until these loans are sold.

         The following table sets forth the Company's agency-eligible mortgage servicing rights portfolio by loan type:

($ in Thousands)                                                 At December 31, 1999
                                    -------------------------------------------------------------------------------
                                                        Aggregate
                                                          Unpaid               Weighted              Weighted
                                      Number            Principal              Average                Average
          Loan Type                  of Loans            Balance                Coupon              Service Fee
-------------------------------    -------------      ---------------      -----------------      ----------------
FHA                                       9,146          $   751,604            8.19%                 0.5610%
VA                                        2,326              200,464            8.17%                 0.5405%
Fannie Mae                               39,596            4,112,007            7.38%                 0.4568%
Freddie Mac                              21,275            2,243,786            7.38%                 0.3622%
Private                                     523               31,880            8.11%                 0.3696%
Other                                     4,448              482,653            7.89%                 0.3621%
                                   -------------      ---------------      -----------------      ----------------
TOTAL                                    77,313          $ 7,822,394            7.50%                 0.4342%
                                   =============      ===============      =================      ================

* Includes $139,376 (1,496 loans) of subprime loans as of December 31, 1999 being temporarily serviced until these loans are sold.

         The Company's agency-eligible mortgage servicing rights portfolio is generally divided into two segments. The portion of the portfolio that is generated by current loan production is classified as "held-for-sale," and the portion of the portfolio that was acquired through bulk acquisitions or retained for production of servicing income is classified as "available-for-sale." The Company's held-for-sale portfolio had an aggregate underlying unpaid principal balance of $1,499.8 million at December 31, 1999. The Company's available-for-sale portfolio had an aggregate underlying unpaid principal balance of $6,322.6 million at December 31, 1999.

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

       ($ in Thousands)                               At December 31, 1999
                                       ----------------------------------------------------
                                             Aggregate               Percentage of Total
                                          Unpaid Principal             Unpaid Principal
    Mortgage Interest Rate                    Balance                       Balance
--------------------------------       -----------------------      -----------------------
        Less than 7.00%                           $ 1,691,167                       26.74%
         7.00% - 7.49%                              2,199,795                       34.79%
         7.50% - 7.99%                              1,435,872                       22.71%
         8.00% - 8.49%                                599,273                        9.48%
         8.50% - 8.99%                                305,078                        4.83%
         9.00% - 9.49%                                 58,032                        0.92%
      Greater than 9.49%                               33,374                        0.53%
                                       -----------------------      -----------------------
             TOTAL                                $ 6,322,591                      100.00%
                                       =======================      =======================

         The following table sets forth the geographic distribution of the Company's available-for-sale portfolio for those states representing more than 3% of the portfolio:

($ in Thousands)                             At December 31, 1999
                            --------------------------------------------------------
                                Aggregate                    Percent of
                             Unpaid Principal               Total Unpaid
         State                   Balance                  Principal Balance
------------------------    -------------------   ----------------------------------
Massachusetts                        $ 642,480                 10.16%
Minnesota                              472,983                  7.48%
California                             462,769                  7.32%
Illinois                               378,865                  5.99%
New York                               363,734                  5.75%
Ohio                                   316,845                  5.01%
Texas                                  302,442                  4.78%
Connecticut                            283,421                  4.48%
Colorado                               250,098                  3.96%
Michigan                               242,784                  3.84%
Georgia                                206,637                  3.27%
Florida                                201,469                  3.19%
All others                           2,198,064                 34.77%
                            -------------------   ----------------------------------
   TOTAL                            $6,322,591                100.00%
                            ===================   ==================================

         The following table sets forth certain information regarding the aggregate underlying unpaid principal balance of the mortgage loans in the held-for-sale portfolio serviced by the Company. The table includes both fixed and adjustable rate loans.

                             HELD-FOR-SALE PORTFOLIO

($ in Thousands)                                     At December 31, 1999
                                       --------------------------------------------------
                                              Aggregate               Percentage of
                                          Unpaid Principal            Total Unpaid
    Mortgage Interest Rate                     Balance              Principal Balance
--------------------------------       ------------------------   -----------------------
        Less than 7.00%                              $  49,023                     3.27%
         7.00% - 7.49%                                  98,276                     6.55%
         7.50% - 7.99%                                 569,928                    38.00%
         8.00% - 8.49%                                 478,885                    31.93%
         8.50% - 8.99%                                 185,589                    12.37%
         9.00% - 9.49%                                  20,178                     1.35%
      Greater than 9.50%                                97,924                     6.53%
                                       ------------------------   -----------------------
             TOTAL                                  $1,499,803                   100.00%
                                       ========================   =======================

         To help the Company manage its risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts, which provide an interest rate differential on a fixed portion of the portfolio in the event interest rates fall below a certain level. For a more detailed discussion of interest rate floor contracts, see Note 16 of the Company's Consolidated Financial Statements, found in the Company's accompanying 1999 Annual Report to shareholders included herein and hereby incorporated by reference.

                               Leasing Operations

         The Company's wholly-owned subsidiary, Republic Leasing Company, Inc. (Republic Leasing), originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. At December 31, 1999 the leasing division had 184 brokers. Lease production was $100.2 million or 1.0% of the Company's total production volume during 1999. At December 31, 1999 Republic Leasing managed a lease servicing portfolio of $166.6 million. Of this managed lease portfolio, $152.3 million was owned and $14.3 million was serviced for investors. The weighted average net yield for the managed lease servicing portfolio at December 31, 1999 was 10.61%. Delinquencies for the managed lease servicing portfolio at December 31, 1999 were 2.76%.

                         Commercial Mortgage Operations

         The Company's wholly-owned subsidiary, Laureate Capital Corp. (Laureate) originates commercial mortgage loans for various insurance companies and other investors, primarily in Alabama, Florida, Indiana, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Commercial mortgage loans are generally originated in the name of the investor and, in most instances, Laureate retains the right to service the loans under a servicing agreement. Laureate produced $845.0 million or 9% of the Company's total production volume during 1999 through 13 commercial mortgage branches. At December 31, 1999, Laureate was servicing a commercial mortgage loan servicing portfolio of approximately $4.1 billion. The weighted average note rate for the commercial mortgage loan servicing portfolio was 7.94% at December 31, 1999. Delinquencies for the commercial mortgage loan servicing portfolio were 0.29% at December 31, 1999.

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

                         Changes in Economic Conditions

         The Company's business is subject to various business risks, including competition from other mortgage banking companies and other financial institutions. Economic conditions affect the consumer's decision to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing mortgage loan applications, and the cost and availability of funds that mortgage banking companies rely upon to make or purchase loans. Changes in the level of consumer confidence, tax laws, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated or purchased by the Company less attractive to borrowers or investors. Competition also may be affected by fluctuations in interest rates, general economic conditions and localized economic conditions.

         The Company continues to face the same challenges as other companies within the mortgage banking industry and, therefore, is not immune from significant volume declines precipitated by changes in interest rates or other factors beyond its control.

                                   Competition

         The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage banking companies, commercial banks and savings and loan associations and, to a lesser extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company. Many of the nation's largest mortgage banking companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale branches operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased or originated by the Company, thereby likely reducing the Company's revenues. At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage banking companies for loan production and enable them to access smaller producers for volume. Due to the current highly competitive market pricing environment, the Company may be unable to achieve its planned level of originations or consummate acquisitions of servicing rights at a satisfactory cost. The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

         Both the small-ticket commercial equipment leasing industry and the commercial mortgage banking industry are highly competitive. The Company is subject to competition from other equipment leasing and commercial mortgage banking companies, some of which may be better capitalized. The Company does not have a significant market share of equipment leasing or commercial mortgage banking in the areas in which it conducts operations.

         Due to the foregoing considerations, there can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the results of operations and financial condition of the Company.

                                  Concentration

         The Company typically sells the mortgage servicing rights associated with its mortgage production into forward sales contracts. Additionally, from time to time, the Company will sell residential mortgage servicing rights from its available-for-sale portfolio. In 1999 approximately 79% of its sales under these forward sales contracts were to four major customers. In 1998 approximately 97% of its sales under these forward sales contracts were to three major customers. The loss of these purchasers would have a material adverse effect on the Company's business if no suitable replacement could be found.

         The growth and profitability of the Company's equipment leasing business are dependent to a large extent on the ability to finance an increasing balance of leases held in its portfolio or to sell leases to and service leases for third parties. Currently, Republic Leasing has in place a $200 million lease financing facility and an agreement to offer to sell equipment leases to only one purchaser; however, neither party is obligated to buy or sell. The purchaser has acquired leases on a regular basis from Republic Leasing since December 1997, but there is no assurance of future sales. At December 31, 1999, approximately 9% and 9% of the Company's net lease receivables were located in the states of California and Florida, respectively. At December 31, 1999, approximately 7% and 9% of the Company's net lease receivables were collateralized by computer equipment and titled equipment, respectively.

         At December 31, 1999, 27% of commercial mortgage loans serviced were for a single customer. In addition, at December 31, 1999, the Company was servicing approximately $14.3 million of leases for a third party.

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

         The Company's net income reflects a reduction in interest expense on its borrowings with depository institutions for escrow funds placed with such institutions. Net income could be adversely affected to the extent that any revisions of applicable bank regulations cause these escrow accounts to be recharacterized as demand deposit accounts, thereby requiring reserves to be established with Federal Reserve Banks, which would reduce the amount of the reduction in the Company's interest expense on its borrowings. Other regulatory changes or interpretations that change the ability of the Company to receive credit for escrow balances would adversely affect the Company.

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

                                   Litigation

         In recent years, the mortgage banking industry has been subject to class action lawsuits that allege violations of federal and state laws and regulations, including the propriety of collecting and paying various fees and charges and the calculation of escrow amounts. Most recently, at least 170 purported class action lawsuits have been commenced against various mortgage banking companies, including the Company, alleging, inter alia, that the payment of certain fees to mortgage brokers violates the anti-kickback provisions of RESPA. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such a change could have a material adverse effect on the Company and the entire mortgage lending industry. The Company's broker compensation and table-funded correspondent purchase programs permit such payments. Although the Company believes these programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation and table-funded correspondent purchase practices. Class action lawsuits may continue to be filed in the future against the mortgage banking industry generally. No prediction can be made as to whether the ultimate decisions in any of these class actions will be adverse to the defendant mortgage banking companies.

                             Delinquency and Default

         The Company's profitability may be negatively impacted by economic downturns because during such periods the frequency of loan defaults tends to increase, thereby increasing the cost to service the loans in the Company's portfolio. Also, the Company is generally at risk for delinquency or default of newly originated or purchased loans. In the case of conventional loans, the Company is generally at risk for any mortgage loan default from origination or purchase by the Company, as the case may be, until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. The Company has from the time an FHA or VA mortgage loan is originated or purchased until the first payment is due, a minimum of 31 days, to request insurance or a guarantee certificate from the FHA and the VA, respectively. Once the insurance or the guarantee certificate is issued, The Company has no risk of default or foreclosure except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitation.

         Moreover, under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, the servicer must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of mortgage loans usually require the servicer to advance mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are unavailable.

         Prior to the liquidation of a loan, the servicer must absorb the cost of funds advanced during the time the advance is outstanding. Further, the servicer must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. The servicer generally is reimbursed ultimately by the mortgage loan owner or from liquidation proceeds. In addition, if a default is not cured, the mortgage loan will be extinguished as a result of foreclosure proceedings and any servicing income will cease. As a consequence, the Company will forego servicing income from the time such loan becomes delinquent until it is foreclosed upon or is brought current. The Company maintains a reserve for possible losses at a level considered adequate to provide for known and inherent risks related to foreclosure and disposition losses. The Company's evaluation of an adequate level of foreclosure reserves considers past loss experience, industry loss experience, geographic and product concentrations, delinquency trends, economic conditions and other relevant factors. The Company uses currently available information to make such evaluation, therefore future adjustments to the foreclosure reserve will be required as conditions and assumptions are revised in response to changes in trends and the other factors and assumptions relevant to the Company's evaluation.

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

                             Financing of Operations

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In August 1999, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation (Meritage) and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $540 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2000. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $170 million, plus the Restricted Group's net income subsequent to June 30, 1999, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion and (v) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least
1.50 to 1.00 (the interest rate coverage ratio). The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

         In August 1999, the Company and the Restricted Group also entered into a $210 million subprime revolving credit facility and a $250 million servicing revolving credit facility, which expire in July 2000. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

    The Restricted Group was in compliance with the debt covenants in place at December 31, 1999 after it obtained an amendment and waiver dated February 1, 2000. The covenant that had been violated was the interest rate coverage ratio. The syndicate of unaffiliated banks waived the violation and amended the agreements. The amended agreements require the Restricted Group to maintain an interest rate coverage ratio of 1.10 to 1.00 for the quarter ending March 31, 2000; and 1.20 to 1.00 for any period of two consecutive fiscal quarters thereafter. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

     RBMG Asset Management Company, Inc., a wholly-owned subsidiary of Meritage, and a bank are parties to a master repurchase agreement, pursuant to which RBMG Asset Management Company, Inc. is entitled from time to time to deliver to the bank eligible subprime mortgage loans in an aggregate principal amount of up to $200 million. The master repurchase agreement has been extended through July 2000.

     The Company has entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

     The Company executed a $6.6 million note in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the related agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those previously described.

     The Company has entered into a $10.0 million unsecured line of credit agreement that expires in July 2000. The interest rate on funds borrowed is based upon the prime rate announced by a major money center bank.

    Republic Leasing Company, Inc., a wholly-owned subsidiary of the Company, has a $200 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in August 2000 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by Republic Leasing and that require the Company to maintain a minimum net worth of $60 million and Republic Leasing to maintain a ratio of total liabilities to net worth of no more than
10.0 to 1.0.

         There can be no assurance that the Company will be able to comply with the covenants in its various credit facilities, and failure to comply could result in the loss of the related financing. In addition, there can be no assurance that the Company will be able to renew these arrangements at the end of their terms or obtain replacement financing on terms acceptable to the Company. To the extent that the Company loses its financing sources, or if the Company experiences difficulty in selling its mortgage loans or mortgage-backed securities, it may have to curtail its mortgage loan origination and purchase activities, which would have a material adverse effect on the Company's operations and financial condition.

Changes in the Market for Servicing Rights, Mortgage Loans and Lease Receivables

Volume of Mortgage Loans Produced

         During periods of declining interest rates, the Company typically experiences an increase in loan originations because of increased home purchases and, particularly, increased refinancing activity. Increases in interest rates typically adversely affect refinancing activity, which has an adverse effect on the Company's origination revenues.

Sales of Mortgage Loans

         Gains or losses on sales of mortgage loans may result from changes in interest rates from the time the interest rate on a customer's mortgage loan application is established to the time the company sells the loan. At any given time, the Company has committed to sell substantially all of its agency-eligible mortgage loans that are closed and a percentage of the agency-eligible mortgage loans that are not yet closed but for which the interest rate has been established ("pipeline loans"). To manage the interest rate risk of the Company's pipeline loans, the Company continuously projects the percentage of the pipeline loans it expects to close and, on the basis of such projections, enters into forward sales commitments to sell such loans. To reduce the effect of such interest rate changes, the Company employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments for mortgage-backed securities and put and call option contracts on treasuries.

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

Sales of Mortgage Servicing Rights

         The prices obtained by the Company upon the sale of its mortgage servicing rights depend upon a number of factors, including the general supply of and demand for mortgage servicing rights, as well as prepayment and delinquency rates on the portfolio of mortgage servicing rights being sold. Interest rate changes can affect the ability to sell, or the profitability of a sale of, mortgage servicing rights. Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity of loans underlying servicing rights, to determine the purchase price they are willing to pay. Thus, in periods of declining interest rates, sales of mortgage servicing rights related to higher interest rate loans may be less profitable than sales of mortgage servicing rights related to lower interest rate loans because it is possible that the loans bearing higher interest rates will be refinanced. Because these factors are largely beyond the control of the Company, there can be no assurance that the current level of profitability from the sale of mortgage servicing rights will be maintained.

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

                              Environmental Matters

         In the course of its business, through the foreclosure process, the Company has acquired, and may acquire in the future, properties securing loans that are in default. Although the Company lends to owners of residential properties, there is a risk that the Company could be required to investigate and cleanup hazardous or toxic substances or chemical releases at such properties after its acquisition and might be held liable to a governmental entity or to third-parties for property damage, personal injury and investigation cleanup costs incurred by such parties in connection with the contamination.

         To date, the Company has not been required to perform any investigation or cleanup activities of any material nature, nor has the Company been subject to any environmental claims. No assurance can be given, however, that this will remain the case in the future.

               Changes in the Demand for Mortgage Loans and Leases

         The Company's operating results can fluctuate substantially from period to period as a result of a number of factors, including the volume of loan and lease production, the level of interest rates, the level of amortization of mortgage servicing rights required by prepayment rates and the performance of the Company's servicing portfolio hedge, which currently consists primarily of interest rate option contracts for ten year Constant Maturity Treasury and Constant Maturity Swap floors. In particular, the Company's results are strongly influenced by the level of loan and lease production, which is influenced by the interest rate environment and other economic factors. Accordingly, it is likely that the net income of the Company will fluctuate substantially from period to period.

     Changes in the Value of Residual Interests in Subprime Securitizations

         Residual certificates are classified as trading securities and changes in their value are recorded as adjustments to income in the period of change. The Company assesses the fair value of the residual certificates quarterly, based on an independent third party valuation. This valuation is based on the discounted cash flows available to the holder of the residual certificate. Significant assumptions used in this valuation include the discount rate, prepayment speed and credit loss estimates. Each of these factors can be significantly affected by, among other things, changes in the interest rate environment and general economic conditions and expose the Company to prepayment, basis and rate risks. Other factors evaluated in the determination of fair value include, but are not necessarily limited to, the credit and collateral quality of the underlying loans, current economic conditions and various fees and costs (such as prepayment penalties) associated with ownership of the residual certificate. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Differences in the actual prepayment speed and loss experience and other assumptions from those applied for valuation purposes could have a significant effect on the estimated fair value of the residual certificates.

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

        Dependence Upon Independent Mortgage Brokers and Mortgage Bankers

         The Company depends largely upon independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, for its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers with whom the Company does business deal with multiple loan originators for each prospective borrower. Wholesale lenders, such as the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with the same independent mortgage bankers and mortgage brokers with whom the Company seeks to do business, none of whom is obligated by contract or otherwise to continue to do business with the Company. Future operating and financial results of the Company will be susceptible to fluctuations in the volume and cost of its broker and mortgage banker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

                    Possible Changes in Accounting Estimates

         In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the Company's allowance for foreclosure losses and repurchased loans, its allowance for lease losses and the fair values of its residual certificates. Additionally, estimates concerning the fair values of mortgage loans held-for-sale, lease receivables, servicing rights, servicing hedges and the Company's other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.

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

                                 Year 2000 Risks

     The Company's growth motivated a generalized review of the adequacy of its existing software environment and technological infrastructure to meet the Company's long-term operating requirements. The Company completed implementation of LoanXchange and other mission critical systems discussed in previous filings prior to December 31, 1999. All required modifications to existing systems or systems provided by third parties were completed prior to December 31, 1999. The Company has had no significant Year 2000 system problems to date.

                                    Employees

         As of December 31, 1999, the Company had 1,127 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

                      Executive Officers of the Registrant

         DOUGLAS K. FREEMAN, age 49, has been Chief Executive Officer of the Company since January 2000. Mr. Freeman was President of Bank of America's Consumer Finance Group, a major division of Bank of America. Mr. Freeman was employed as Consumer Corporate Bank Executive with Barnett Bank, Inc. from 1991 through March 1996. He was then promoted to Chief Consumer Bank Executive in March 1996 and held that position with Barnett Bank, Inc. until March 1998. NationsBank, N.A. acquired Barnett Bank, Inc. in March 1998 and Mr. Freeman became President of the Consumer Finance Division of NationsBank, N.A. until April 1999. Bank of America merged with NationsBank, N.A. in April 1999 and Mr. Freeman became the President of the Consumer Finance Group from April 1999 through January 2000.

         DAVID W. JOHNSON, JR., age 51, has been President of the Company since July 1999. Previously he had been Chief Executive Officer of the Company since October 1999, Vice Chairman since October 1992 and Managing Director since July 1993.

         RICHARD M. DUNCAN, age 52, has been President and Chief Executive Officer of RBMG, Inc. (the Company's wholly-owned subsidiary handling agency-eligible operations) since July 1999. Previously, Mr. Duncan had been Senior Executive Vice President of Production since January 1997 and Executive Vice President of Production since January 1995.

         STEVEN F. HERBERT, age 43, has been Corporate Senior Executive Vice President and Corporate Chief Financial Officer of the Company since July 1999. Previously, he had been Senior Executive Vice President and Chief Financial Officer of the Company since January 1997 and Executive Vice President and Chief Financial Officer since July 1995. From September 1985 through June 1995, Mr. Herbert was employed by Price Waterhouse LLP, most recently as the Client Services Director of the Columbia, South Carolina office.

         LARRY W. REED, age 54, has been President and Chief Executive Officer of Meritge Mortgage Corporation (the Company's wholly-owned subsidiary handling subprime operations) since July 1999. Prior to that he was President of Meritage Mortgage Corporation since 1997. In August 1996 Mr. Reed came to the Company as a Senior Vice President and Director of Subprime Lending. Mr. Reed was the founder, President, and Chief Executive Officer of B First Residential, a subprime mortgage lender in the Northeast, from 1992 until its sale in 1995.

ITEM 2.           PROPERTIES

         The Company's corporate and administrative headquarters, which is owned by the Company, is located in Columbia, South Carolina and is subject to a mortgage in the amount of $6.4 million as of December 31, 1999. This facility comprises a building having approximately 120,000 square feet which houses the Company's loan production and administrative operating groups and 16.5 acres of land. The Company purchased an additional 17.9 acres of land adjacent to this property in January 1996. In addition, the Company leases a 56,000 square foot facility in Columbia, South Carolina which houses its loan servicing operations. The Company has leased smaller amounts of office space in Columbia, South Carolina and in 24 other states, consisting primarily of its leasing, commercial mortgage, wholesale and subprime branch offices and regional underwriting centers.

         The Company's primary computer data system is provided through ALLTEL Information Services, Mortgage Division (ALLTEL) (formerly Computer Power, Inc. of Jacksonville, Florida). Company personnel enter data on computer hardware located in-house. The data are transmitted directly to ALLTEL where it is processed.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None
                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ. Additional information required by this item is set forth under the caption "Stock Data" in the Company's accompanying 1999 Annual Report to Shareholders and is hereby incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Highlights" in the Company's accompanying 1999 Annual Report to Shareholders is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including all tables presented under that caption) in the Company's accompanying 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's accompanying 1999 Annual Report to Shareholders is hereby incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information set forth in the Company's accompanying 1999 Annual Report to shareholders is hereby incorporated herein by reference:

         The Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc., together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2000, including all Notes to such Consolidated Financial Statements.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth (i) under the caption "Proposal No. 1: Election of Directors" in the definitive 2000 Proxy Statement of the Company furnished to shareholders in connection with its 2000 Annual Meeting (the "2000 Proxy Statement"), with respect to the name of each nominee or director, his age, his positions and offices with the registrant, his business experience, his directorships in other public companies and his service on the registrant's Board of Directors, and (ii) under the caption "Beneficial Ownership--Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement with respect to Section 16 matters is hereby incorporated herein by reference. Information with respect to executive officers is set forth in Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.          EXECUTIVE COMPENSATION

         Information with respect to the remuneration of executive officers and directors and certain other matters set forth in the 2000 Proxy Statement (i) under the caption "Compensation of Officers and Directors" and (ii) under the caption "Compensation Committee Interlocks and Insider Participation" to the extent such information is required by Item 402 of Regulation S-K to be set forth herein is hereby incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of (i) persons who beneficially own 5% or more of the outstanding shares of the Company's common stock, par value $.01 per share, (ii) directors, nominees and named executive officers individually and (iii) directors and executive officers as a group set forth in the 2000 Proxy Statement under the caption "Beneficial Ownership --Beneficial Owners of 5% or more of the Common Stock and --Stock Ownership of the Company's Directors, Nominees and Executive Officers" is, to the extent such information is required by Item 403 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to relationships and related transactions between the Company and any director, nominee for director, executive officer, security holder owning 5% or more of the Company's voting securities or any associate or member of the immediate family of any of the above, as set forth in the 2000 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" is, to the extent such information is required by
Item 404 of Regulation S-K to be set forth herein, hereby incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

a. The following documents are filed as part of this report:

                             Page In Annual Report*

(1)      Consolidated Financial Statements as of December 31, 1999:

Consolidated Balance Sheet at December 31, 1999 and 1998 ..................................
Consolidated Statement of Income for each of the three years in the period ended
         December 31, 1999  ...............................................................
Consolidated Statement of Changes in Stockholders' Equity
         for each of the three years in the period ended December 31, 1999  ...............
Consolidated Statement of Cash Flows for each of the three years in the period ended
         December 31, 1999  ...............................................................
Notes to Consolidated Financial Statements  ...............................................

      * Incorporated by reference from the indicated pages of the Company's
                      1999 Annual Report to Shareholders.

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

d.  Not applicable

With the exception of the information herein expressly incorporated by reference, the Company's 1999 Annual Report to Shareholders and 2000 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RESOURCE BANCSHARES MORTGAGE GROUP, INC.


Date: March 29, 2000                    By: s/ Douglas K. Freeman
                                        ----------------------------------------
                                        Douglas K. Freeman
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

s/ Boyd M. Guttery           Chairman of the Board               March 29, 2000
--------------------------
Boyd M. Guttery

s/ Douglas K. Freeman        Chief Executive Officer             March 29, 2000
--------------------------   (principal executive officer)
Douglas K. Freeman           and Director

s/ David W. Johnson, Jr.     President and Director              March 29, 2000
--------------------------
David W. Johnson, Jr.

s/ Steven F. Herbert         Corporate Senior Executive          March 29, 2000
--------------------------   Vice President and Corporate
Steven F. Herbert            Chief Financial Officer (principal
                             financial and accounting officer)

                             Director                            March __, 2000
--------------------------
Stuart M. Cable

                             Director                            March __, 2000
--------------------------
Robin C. Kelton

s/ John. O. Wolcott          Director                            March 29, 2000
--------------------------
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

 3.4     Amended and Restated Bylaws of the Registrant incorporated by reference to                         *
         Exhibit 3.4 of the Registrant's Registration No. 33-53980

 3.5     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. dated January 28, 1999             *
         incorporated by reference to Exhibit 3.5 of the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1998

 3.6     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. incorporated by                    *
         reference to Exhibit 3.1 of the Registrant's Registration No. 333-82105

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

 4.3     Note Agreement between the Registrant and UNUM Life Insurance Company of                           *
         America dated May 16, 1997 incorporated by reference to Exhibit 10.45 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

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

10.6     Employment Agreement dated September 25, 1995, between the Registrant and                          *
         Richard M. Duncan incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly
         Report on Form 10-Q for the period ended September 30, 1995

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

         (B) Amendment to Phantom 401(k) Plan incorporated by reference to Exhibit                          *
         10.17(B) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999

         (C) Merger and Transfer Agreement Between The Resource Bancshares                                  *
         Mortgage Group, Inc. and Fidelity Management Trust Company incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended September 30, 1999.

10.18    Resource Bancshares Mortgage Group, Inc. Supplemental Executive Retirement Plan                    *
         incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended June 30, 1998.

10.19    First Amendment to Resource Bancshares Mortgage Group, Inc. Supplemental Executive                 *
         Retirement Plan dated October 28, 1998 incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
10.20    Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the Registrant's            *
         Annual Report on Form 10-K for the year ended December 31, 1994

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

10.30    (A) ESOP Notes dated January 20, 1998, April 1, 1998, July 1, 1998 and October 1,                  *
         1998 between the Registrant and The Resource Bancshares Mortgage Group, Inc.
         Employee Stock Ownership Trust  incorporated by reference to Exhibit 10.30 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

         (B) ESOP Notes dated March 8, 1999, April 26, 1999, July 1, 1999 and October 1,                  ______
         1999 between the Registrant and The Resource Bancshares Mortgage Group, Inc.
         Employee Stock Ownership Trust

10.31    Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of the Registrant's           *
         Quarterly Report on Form 10-Q for the period ended September 30, 1995

10.32    Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock                                *
         Option Plan and Non-Qualified Stock Option Plan incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form
         10-Q for the period ended March 31, 1997

10.33    First Amendment to the Formula Stock Option Plan incorporated by                                   *
         reference to Exhibit 99.8 of the Registrant's Registration No.
         333-29245 as filed on December 1, 1997

10.34    Second Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock                         *
         Option Plan dated October 28, 1998 incorporated by reference to Exhibit 10.34 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

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


                                       D


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----

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

         (B)  Amendment to Mutual Release and Settlement Agreement between Registrant, Lee                  *
         E. Shelton and Constance P. Shelton dated January 31, 1997 incorporated by reference to


                                       E


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----

         Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997

10.50    Preferred Provider Organization Plan for Retired Executives incorporated by reference to           *
         Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended September 30, 1998

10.51    Resource Bancshares Mortgage Group, Inc. Flexible Benefits Plan Amended and                        *
         Restated as of January 1, 1998 incorporated by reference to Exhibit 10.51 of the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

10.52    The Resource Bancshares Mortgage Group, Inc. Nonqualified Deferred Compensation                    *
         Plan effective April 1, 1999 incorporated by reference to Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999

10.53    (B) Voluntary Employees' Beneficiary Association Trust for the Employees
          of Resource Bancshares Mortgage Group, Inc.                                                     _____

11.1     Statement re: Computation of Net Income per Common Share                                         _____

13.1     1999 Annual Report to Shareholders                                                               _____

21.1     Subsidiaries of the Registrant                                                                   _____

23.1     Consents of PricewaterhouseCoopers LLP                                                           _____

27.1     Financial Data Schedule                                                                          _____


----------------------------------

* Incorporated by reference

                                       F