Form 10-Q
period 2000-03-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2000-05-12
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

Commission File Number 000-21786



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
             (Exact name of registrant as specified in its charter)



       STATE OF DELAWARE                                57-0962375
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         7909 Parklane Road,  Columbia, SC                    29223
      (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code   (803)741-3000

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and (ii) has been subject to such filing requirements for the past 90 days.

YES  [X]          NO  [ ]

The number of shares of common stock of the Registrant outstanding as of April 30, 2000 was 18,658,271.

                                     Page 1
                          Exhibit Index on Pages A to F

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended March 31, 2000

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheet                                       3


            Consolidated Statement of Income                                 4


            Consolidated Statement of Changes in Stockholders' Equity        5


            Consolidated Statement of Cash Flows                             6


            Notes to Consolidated Financial Statements                       7


ITEM 2.     Management's Discussion and Analysis of                         10
            Financial Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk      39


PART II.    OTHER INFORMATION                                               41

ITEM 2.     Changes in Securities and Use of Proceeds                       41

ITEM 6.     Exhibits and Reports on Form 8-K                                41


SIGNATURES                                                                  42


EXHIBIT INDEX                                                              A-F

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ IN THOUSANDS)

                                                                                 March 31,        December 31,
                                                                                   2000               1999
                                                                               ------------       -----------
                                                                                (Unaudited)
ASSETS
Cash                                                                            $    21,150       $    30,478
Receivable from sale of mortgage-backed securities                                   90,455                --
Receivables                                                                          34,396            40,219
Trading securities:
   Residual interests in subprime securitizations                                    47,604            54,382
Mortgage loans held for sale                                                        446,145           480,504
Lease receivables                                                                   164,904           155,559
Servicing rights, net                                                               172,864           177,563
Premises and equipment, net                                                          35,205            36,294
Accrued interest receivable                                                           1,763             1,691
Goodwill and other intangibles                                                       15,256            15,478
Other assets                                                                         36,363            35,014
                                                                                -----------       -----------
          Total assets                                                          $ 1,066,105       $ 1,027,182
                                                                                -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                           $   753,261       $   709,803
Long-term borrowings                                                                  6,232             6,259
Accrued expenses                                                                     10,822            13,826
Other liabilities                                                                    96,238            84,822
                                                                                -----------       -----------
          Total liabilities                                                         866,553           814,710
                                                                                ===========       ===========


Preferred stock - par value $0.01 - 5,000,000 shares authorized;
  no shares issued or outstanding                                                        --                --
Common stock - par value $0.01 - 50,000,000 shares authorized;
  31,637,331 shares issued and outstanding at  March 31, 2000
  and December 31, 1999                                                                 316               316
Additional paid-in capital                                                          298,648           300,909
Retained earnings                                                                    44,467            56,506
Common stock held by subsidiary at cost - 7,767,099 shares at
  March 31, 2000 and December 31, 1999                                              (98,953)          (98,953)
Treasury stock - 4,924,388 and 4,686,391 shares at March 31, 2000
  and December 31, 1999, respectively                                               (39,912)          (41,148)
Unearned shares of employee stock ownership plan - 503,244 and 537,084
  unallocated shares at March 31, 2000 and December 31, 1999, respectively           (5,014)           (5,158)
                                                                                -----------       -----------
          Total stockholders' equity                                                199,552           212,472
                                                                                ===========       ===========
          Total liabilities and stockholders' equity                            $ 1,066,105       $ 1,027,182
                                                                                ===========       ===========


      The accompanying notes are an integral part of these consolidated financial statements.

                       RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                            CONSOLIDATED INCOME STATEMENT
                        ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                            For the Quarter Ended March 31,
                                                                            -------------------------------
                                                                                  2000             1999
                                                                            ------------       ------------
REVENUES
Interest income                                                             $     15,338       $     26,355
Interest expense                                                                 (11,230)           (18,881)
                                                                            ------------       ------------
Net interest income                                                                4,108              7,474
Net gain on sale of mortgage loans                                                 9,283             37,289
Gain on sale of mortgage servicing rights                                            808              2,998
Servicing fees                                                                    10,629             12,998
Mark-to-market on residual interests in subprime securitizations                  (7,675)            (1,349)
Other income                                                                       2,069              1,478
                                                                            ------------       ------------

          Total revenues                                                          19,222             60,888
                                                                            ------------       ------------

EXPENSES
Salary and employee benefits                                                      16,607             20,497
Occupancy expense                                                                  3,610              3,173
Amortization and provision for impairment of mortgage servicing rights             6,902              8,980
Provision expense                                                                  2,001              3,055
General and administrative expenses                                                5,866              7,825
                                                                            ------------       ------------

          Total expenses                                                          34,986             43,530
                                                                            ------------       ------------

Income (loss) before income taxes                                                (15,764)            17,358
Income tax benefit (expense)                                                       5,797             (6,197)
                                                                            ------------       ------------

          Net income (loss)                                                 $     (9,967)      $     11,161
                                                                            ============       ============

Weighted average common shares outstanding -- Basic                           18,657,683         22,224,610
                                                                            ============       ============

Net income (loss) per common share -- Basic                                 $      (0.53)      $       0.50
                                                                            ============       ============

Weighted average common shares outstanding -- Diluted                         18,657,683         22,477,224
                                                                            ============       ============

Net income (loss) per common share -- Diluted                               $      (0.53)      $       0.50
                                                                            ============       ============


       The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)

                                                                                                          Unearned
                                                                                                         Shares of
                                                                               Common                     Employee
                                    Common Stock       Additional               Stock                       Stock        Total
 Three Months Ended             -------------------     Paid-in    Retained    Held by      Treasury      Ownership   Stockholders
   March 31, 1999                 Shares     Amount     Capital    Earnings   Subsidiary      Stock          Plan        Equity
----------------------------    ----------  -------    ---------   --------   ----------    --------     ----------   ------------
Balance, December 31, 1998      31,637,331  $  316     $ 307,114   $ 59,599   $ (98,953)    $(11,499)     $ (4,419)     $252,158

Issuance of restricted stock                                 116                               1,285                       1,401

Cash dividends                                                       (2,244)                                              (2,244)

Treasury stock purchases                                                                     (18,501)                    (18,501)

Shares committed to be
  released under Employee
  Stock Ownership Plan                                       180                                               320           500

Purchase of shares by
  Employee Stock Ownership
  Plan                                                                                                        (750)         (750)

Shares issued or purchased
  under Dividend Reinvestment
  and Stock Purchase Plan and
  Stock Investment Plan                                      (56)      (30)                    1,359                       1,273

Net income                                                          11,161

Total comprehensive income                                                                                                11,161
                                ----------  ------     ---------   --------    ---------    --------      --------      --------
Balance, March 31, 1999         31,637,331  $  316     $ 307,354   $ 68,486    $ (98,953)   $(27,356)     $ (4,849)     $244,998
                                ==========  ======     =========   ========    =========    ========      ========      ========

                                                                                                         Shares of
                                                                               Common                     Employee
                                    Common Stock       Additional               Stock                       Stock        Total
 Three Months Ended             -------------------     Paid-in    Retained    Held by      Treasury      Ownership   Stockholders
   March 31, 2000                 Shares     Amount     Capital    Earnings   Subsidiary      Stock          Plan        Equity
----------------------------    ----------  -------    ---------   --------   ----------    --------     ----------   ------------
Balance, December 31, 1999      31,637,331  $  316     $ 300,909   $ 56,506    $ (98,953)   $(41,148)     $ (5,158)     $212,472

Issuance of restricted stock                                (960)                              1,750                         790

Cash dividends                                                       (2,054)                                              (2,054)

Treasury stock purchases                                                                      (2,960)                     (2,960)

Shares committed to be
  released under Employee
  Stock Ownership Plan                                        81                                               144           225

Shares issued or purchased
  under Dividend Reinvestment
  and Stock Purchase Plan and
  Stock Investment Plan                                   (1,382)       (18)                   2,446                       1,046

Net income (loss)                                                    (9,967)

Total comprehensive income                                                                                                (9,967)
                                ----------  ------     ---------   --------    ---------    --------      --------      --------
Balance, March 31, 2000         31,637,331  $  316     $ 298,648   $ 44,467    $ (98,953)   $(39,912)     $ (5,014)     $199,552
                                ==========  ======     =========   ========    =========    ========      ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                  2000                1999
                                                                               ----------         -----------
OPERATING ACTIVITIES
Net income                                                                     $  ($9,967)         $   11,161
Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
  Depreciation and amortization                                                     9,500              10,538
  Employee Stock Ownership Plan compensation                                          225                 500
  Provision for estimated foreclosure losses and repurchased loans                  2,001               3,055
  Increase in receivables from sale of mortgage backed securities                 (90,455)                 --
  Decrease in receivables                                                           5,823               9,837
  Acquisition of mortgage loans                                                (1,410,081)         (3,474,106)
  Proceeds from sales of mortgage loans
    and mortgage-backed securities                                              1,452,081           3,822,113
  Acquisition of mortgage servicing rights                                        (33,325)           (100,984)
  Sales of mortgage servicing rights                                               31,929              78,888
  Net gain on sales of mortgage loans and servicing rights                        (10,091)            (40,287)
  Increase in accrued interest on loans                                               (72)                (94)
  Increase in lease receivables                                                    (9,704)            (11,643)
  Increase in other assets                                                         (1,800)             (7,660)
  Decrease in residual certificates                                                 6,778               1,158
  Increase in accrued expenses and other liabilities                                8,412              15,660
                                                                               ----------         -----------
Net cash (used in) provided by operating activities                               (48,746)            318,136
                                                                               ----------         -----------

INVESTING ACTIVITIES
Purchases of premises and equipment                                                (1,209)             (2,063)
Disposition of premises and equipment                                                 374                   0
                                                                               ----------         -----------
Net cash used in investing activities                                                (835)             (2,063)
                                                                               ----------         -----------

FINANCING ACTIVITIES
Proceeds from borrowings                                                        1,718,663          11,266,371
Repayment of borrowings                                                        (1,675,232)        (11,508,155)
Issuance of restricted stock                                                          790               1,401
Shares issued under Dividend Reinvestment and Stock Purchase Plan
    and Stock Investment Plan                                                       1,046               1,273
Acquisition of treasury stock                                                      (2,960)            (18,501)
Cash dividends                                                                     (2,054)             (2,244)
Loans to Employee Stock Ownership Plan                                                  0                (750)
                                                                               ----------         -----------
Net cash provided by (used in) financing activities                                40,253            (260,605)
                                                                               ----------         -----------

Net increase (decrease) in cash                                                    (9,328)             55,468
Cash, beginning of year                                                            30,478              18,124
                                                                               ----------         -----------
Cash, end of year                                                              $   21,150         $    73,592
                                                                               ==========         ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


Note 1 - Basis of Presentation:

         The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 1999, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made.

         During the first quarter of 2000, management and the Board of Directors reconsidered the Company's current positioning in the market and its corporate, management and leadership structures. As a result, the Company is reorganizing around the primary business processes that are critical to achieving its new vision: production/sales, customer fulfillment, servicing and portfolio management. These business units will continue to be centrally supported by traditional corporate functions. Segment reporting, which is done based upon the current holding company organization structure, will change in future periods when the new organization structure is fully implemented.

         Certain prior period amounts have been reclassified to conform to current period presentation and for comparability purposes.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). However, early adoption is permitted. The Company has not yet determined either the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

         The following is a reconciliation of basic earnings per share to diluted earnings per share for the quarter ended March 31, 2000 and 1999, respectively:

                                                                             FOR THE QUARTER ENDED MARCH 31,
                                                                             -------------------------------
                                                                                 2000                1999
                                                                             --------------    -------------
      Net income (loss)                                                      $       (9,967)   $      11,161
                                                                             --------------    -------------
      Average common shares outstanding                                          18,657,683       22,224,610
                                                                             --------------    -------------
      Earnings (loss) per share - basic                                      $        (0.53)   $        0.50
                                                                             --------------    -------------
      Dilutive stock options                                                             --          252,614
                                                                             --------------    -------------
      Average common and common equivalent shares outstanding                    18,657,683       22,477,224
                                                                             --------------    -------------
      Earnings (loss) per share - diluted                                    $        (0.53)   $        0.50
                                                                             --------------    -------------

         Options to purchase 2,014,649 shares of common stock at prices ranging between $4.50 - $17.75 per share were outstanding during the first quarter of 2000 but were not included in the computation of diluted earnings
      (loss) per share because the options' exercise prices were greater than the average market price of the common shares.

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarter ended March 31, 2000 and 1999, respectively:

                                   Agency-Eligible
For the three months      ----------------------------------             Commercial            Total       Other/
ended March 31, 2000(1)   Production  Servicing  Reinsurance  Subprime    Mortgage   Leasing  Segments  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
     (UNAUDITED)
Net interest income         $   238     $(1,297)    $ (16)    $ 3,086      $   (8)    $2,127  $  4,130   $   (22)      $  4,108
Net gain on sale of
  mortgage loans              6,206          --        --       2,441         636         --     9,283        --          9,283
Gain on sale of mortgage
  servicing rights               --         808        --          --          --         --       808        --            808
Servicing fees                   --       9,365        --          --       1,314         99    10,778      (149)        10,629
Mark to market on
  residual interests in
  subprime securitizations       --          --        --      (7,675)         --         --    (7,675)       --         (7,675)
Other income                    120         128       746         893          13        262     2,162       (93)         2,069
                            ------------------------------------------------------------------------------------------------------
   Total revenues             6,564       9,004       730      (1,255)      1,955      2,488    19,486      (264)        19,222
                            ------------------------------------------------------------------------------------------------------
Salary and employee
  benefits                    6,888(2)      693        42       5,545(3)    1,854(4)     760    15,782       825         16,607(5)
Occupancy expense             2,690(2)       55        --         629         290        120     3,784      (174)         3,610(5)
Amortization and provision
  for impairment of
  mortgage servicing rights      --       6,277        --          --         625         --     6,902        --          6,902
Provision expense               900          --        --         742          --        359     2,001        --          2,001
General and administrative
   expenses                   2,514         938        89       1,454         417        294     5,706       160          5,866
                            ------------------------------------------------------------------------------------------------------
   Total expenses            12,992(2)    7,963       131       8,370(3)    3,186(4)   1,533    34,175       811         34,986(5)
                            ------------------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                      (6,428)(2)   1,041       599      (9,625)(3)  (1,231)(4)    955   (14,689)   (1,075)      (15,764)(5)
Income tax benefit (expense)  2,383(2)     (386)     (210)      3,521(3)      466(4)    (376)    5,398       399         5,797(5)
                            ------------------------------------------------------------------------------------------------------
Net income (loss)           $(4,045)(2) $   655     $ 389     $(6,104)(3) $  (765)(4) $  579  $ (9,291)  $  (676)     $ (9,967)(5)
                            ======================================================================================================

(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(2) Includes work force reduction charge totaling $307 pre-tax or $194 after-tax. Exclusive thereof, salary and employee benefits, occupancy expense, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income would have been $6,752, $2,519, $12,685, $(6,121), $2,270 and $(3,851), respectively.
(3) Includes work force reduction charge totaling $2,075 pre-tax or $1,312 after-tax. Exclusive thereof, salary and employee benefits, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income would have been $3,470, $6,295, $(7,550), $2,758 and $4,792, respectively.
(4) Includes work force reduction charge totaling $191 pre-tax or $121 after-tax. Exclusive thereof, salary and employee benefits, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income (loss) would have been $1,663, $2,995, $(1,040), $396 and $(644), respectively.
(5) Includes work force reduction charge totaling $194 pre-tax or $122 after-tax. Exclusive thereof, salary and employee benefits, occupancy expense, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income (loss) would have been $14,205, $3,439, $32,413, $(13,191), $4,851 and $(8,430), respectively.

                                   Agency-Eligible
For the three months      ----------------------------------             Commercial            Total       Other/
ended March 31, 1999*     Production  Servicing  Reinsurance  Subprime    Mortgage   Leasing  Segments  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
     (UNAUDITED)
Net interest income         $ 3,761     $(1,389)   $   --   $ 3,473     $   94     $1,645    $ 7,584     $  (110)      $ 7,474
Net gain on sale of
  mortgage loans             33,193          --        --     2,857      1,239         --     37,289          --        37,289
Gain on sale of mortgage
  servicing rights               --       2,998        --        --          -         --      2,998          --         2,998
Servicing fees                   --      11,703        --        --        975        161     12,839         159        12,998
Mark to market on
  residual interests in
  subprime securitizations       --          --        --    (1,349)        --         --     (1,349)         --        (1,349)
Other income                     82         161       652       417         11        151      1,474           4         1,478
                            ------------------------------------------------------------------------------------------------------
   Total revenues            37,036      13,473       652     5,398      2,319      1,957     60,835          53        60,888
                            ------------------------------------------------------------------------------------------------------
Salary and employee
  benefits                   11,638         898        --     3,301      1,738        640     18,215       2,282        20,497
Occupancy expense             1,934         107        --       583        263        104      2,991         182         3,173
Amortization and provision
  for impairment of
  mortgage servicing rights      --       8,516        --        --        464         --      8,980          --         8,980
Provision expense             2,108          --        65       499         --        383      3,055          --         3,055
General and administrative
  expenses                    3,554       1,778        27     1,489        430        370     7,648          177         7,825
                            ------------------------------------------------------------------------------------------------------
   Total expenses            19,234      11,299        92     5,872      2,895      1,497    40,889        2,641        43,530
                            ------------------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                      17,802       2,174       560      (474)      (576)       460    19,946       (2,588)       17,358
Income tax benefit (expense) (6,367)       (773)     (197)      168        219       (192)   (7,142)         945        (6,197)
                            ------------------------------------------------------------------------------------------------------
Net income (loss)           $11,435     $ 1,401    $  363   $  (306)    $ (357)    $  268  $ 12,804     $ (1,643)     $ 11,161
                            ======================================================================================================

* Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1999 Annual Report on Form 10-K. Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described herein or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999: (i) interest rate risks, (ii) changes in economic conditions, (iii) competition, (iv) possible changes in regulations and related matters, (v) litigation affecting the mortgage banking business, (vi) delinquency and default risks, (vii) changes in the market for servicing rights, mortgage loans and lease receivables, (viii) environmental matters, (ix) changes in the demand for mortgage loans and leases,
(x) changes in the value of residual interests in subprime securitizations, (xi) prepayment risks, (xii) changes in accounting estimates and (xiii) availability of funding sources and other risks and uncertainties. The Company disclaims any obligation to update any forward-looking statements.

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

LOAN AND LEASE PRODUCTION

     A summary of production by source for the periods indicated is set forth below:

($ IN THOUSANDS)                             FOR THE QUARTER ENDED MARCH 31,
                                             -------------------------------
                                                  2000              1999
                                             -----------          ----------
Agency-Eligible Loan Production:
    Correspondent                             $  914,034          $2,428,021
    Wholesale                                    248,088             711,822
                                              ----------          ----------
Total Agency-Eligible Loan Production          1,162,122           3,139,843
Subprime Loan Production                         152,484             184,111
Commercial Mortgage (for Investors
  And Conduits) Loan Production                   95,475             150,152
Lease Production                                  24,246              20,525
                                              ----------          ----------
Total Mortgage Loan and Lease Production      $1,434,327          $3,494,631
                                              ==========          ==========

     Initially, the Company was focused exclusively on purchasing agency-eligible mortgage loans through its correspondents. To diversify its sources of residential loan volume, the Company started a wholesale operation in 1994, a retail operation in 1995 (which was sold in 1998) and a subprime operation in 1997. To further diversify its sources of production and revenue, the Company acquired a small-ticket commercial equipment lease operation and a commercial mortgage loan business. These two newer sources of production accounted for approximately 8% and 5% of the Company's total production for the first quarter of 2000 and 1999, respectively. Historically, correspondent operations have accounted for a diminishing percentage of the Company's total production (64% for the first quarter of 2000 and 69% for the first quarter of 1999). Wholesale and subprime production accounted for 17% and 11%, respectively, of the Company's first quarter 2000 production. A summary of key information relevant to industry loan production activity is set forth below:

($ IN THOUSANDS)                                          AT OR FOR THE QUARTER ENDED MARCH 31,
                                                          -------------------------------------
                                                               2000                  1999
                                                          --------------       ----------------
U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                 $197,000,000         $359,000,000
    Adjustable Rate Mortgage Market Share                        32.00%               12.00%
    Estimated Fixed Rate Mortgage Originations             $134,000,000         $316,000,000

Company Information:
    Residential Loan Production                            $  1,314,606         $  3,323,954
    Estimated Company Market Share                                0.67%                0.93%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company's total residential mortgage production decreased by 60% to $1.3 billion for the first quarter of 2000 from $3.3 billion for the first quarter of 1999. During the first quarter of 2000, interest rates were higher than during the first quarter of 1999, resulting in a decrease in industry wide residential loan origination of 45%. Likewise, the higher rate environment resulted in an increase in ARM market share in the first quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the marketplace during the quarter.


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

($ IN THOUSANDS)                          AT OR FOR THE QUARTER ENDED MARCH 31,
                                          -------------------------------------
                                                2000                    1999
                                          ------------               ----------

Correspondent Loan Production                 $914,034               $2,428,021
Estimated Correspondent Market Share (1)         0.46%                    0.68%
Approved Correspondents                            944                      851
Correspondent Division Expenses               $ 10,567               $   17,062


(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's correspondent loan production decreased by 62% to $0.9 billion for the first quarter of 2000 from $2.4 billion for the first quarter of 1999. During the first quarter of 2000, interest rates were higher than during the first quarter of 1999, resulting in a decrease in industry wide residential loan origination of 45%. Likewise, the higher rate environment resulted in an increase in ARM market share in the first quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the market place during the quarter. The correspondent division expenses decreased by 38% to $10.6 million for the first quarter of 2000 from $17.1 million for the first quarter of 1999 primarily due to the decrease in correspondent production during the same period.

Wholesale Loan Production

     The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The wholesale branches and regional operating centers handle all shipping and follow-up procedures on loans. Typically, mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing and underwriting of the loans. Although the establishment of wholesale branch offices and regional operating centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each branch office and regional operating center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. In 1999, the Company closed branches and established regional operations centers to better facilitate service to larger geographic areas. The Company's nationwide salesforce is supported by these regional operating centers. A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ IN THOUSANDS)                           AT OR FOR THE QUARTER ENDED MARCH 31,
                                           -------------------------------------
                                                2000                    1999
                                           ---------------         -------------

Wholesale Loan Production                      $248,088              $711,822
Estimated Wholesale Market Share (1)              0.13%                 0.20%
Wholesale Division Direct Operating Expenses   $  2,425              $  4,557
Approved Brokers                                  4,173                 3,401
Regional Operation Centers                            5                     0
Number of Branches                                    2                    15
Number of Employees                                 102                   174


(1) Source:  Mortgage Bankers Association of America, Economics Department.

     Wholesale loan production decreased 65% ($0.5 billion) from $0.7 billion for the first quarter of 1999 to $0.2 billion for the first quarter of 2000. During the first quarter of 2000, interest rates were higher than during the first quarter of 1999, resulting in a decrease in industry wide residential loan origination of 45%. Likewise, the higher rate environment resulted in an increase in ARM market share in the first quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the market place during the quarter.

Subprime Loan Production

     In 1997, the Company began its initial expansion into subprime lending activities. The Company does subprime business through its wholly-owned subsidiary, Meritage Mortgage Corporation (Meritage). A summary of key information relevant to the Company's subprime production activities is set forth below:

($ IN THOUSANDS)                           AT OR FOR THE QUARTER ENDED MARCH 31,
                                           -------------------------------------
                                                2000                    1999
                                           ---------------         -------------

Subprime Loan Production                       $152,484              $184,111
Subprime Division Direct Operating Expenses    $  8,370              $  5,955
Number of Brokers                                 3,529                 1,831
Number of Employees                                 279                   316
Number of Branches                                   10                    19

         Subprime loan production decreased by 17% to $152.5 million for the first quarter of 2000 as compared to $184.1 million during the first quarter of 1999 primarily due to a decrease in industry wide residential loan originations of 45%. Subprime division direct operating expenses increased by 41% to $8.4 million for the first quarter of 2000 as compared to 6.0 million during the first quarter of 1999. This was primarily due to recognition of $2.2 million of severance benefits associated with a planned reorganization of the Company around it's primary business processes (production/sales, customer fulfillment, servicing and portfolio management). Charges associated with the planned reorganization are discussed elsewhere in this Management's Discussion and Analysis. Between March 31, 1999 and 2000, respectively, the Company increased the number of its subprime brokers by 1,698. The number of branches declined from 19 at March 31, 1999 to 10 at of March 31, 2000 as the Company reassessed the geographic regions that each branch covers.

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


($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------      ----------

Commercial Mortgage Production                           $95,475        $150,152
Commercial Mortgage Division Direct Operating Expenses   $ 3,186        $  2,895
Number of Branches                                            11              13
Number of Employees                                           87              83


Lease Production

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

($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------      ----------

Lease Production                                         $24,246         $20,525
Lease Division Direct Operating Expenses                 $ 1,533         $ 1,497
Number of Brokers                                            207             232
Number of Employees                                           62              65

SERVICING

Residential Mortgage Servicing

     Residential mortgage servicing includes collecting and remitting mortgage loan payments, accounting for principal and interest, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering mortgage loans.

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

     A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------    ------------

Underlying Unpaid Principal Balances:
    Beginning Balance*                               $ 7,822,394    $ 9,865,100
    Agency-Eligible Loan Production (net of
      servicing-released production)*                  1,100,297      3,133,563
    Net Change in Work-in-Progress*                       77,109        190,242
    Sales of Servicing*                               (1,128,536)    (3,003,253)
    Paid-In-Full Loans*                                 (106,809)      (365,729)
    Amortization, Curtailments and Other, net*           (51,439)       (84,169)
                                                     -----------    -----------
    Ending Balance*                                    7,713,016      9,735,754
    Subservicing Ending Balance                        1,357,253      3,272,754
                                                     -----------    -----------
Total Underlying Unpaid Principal Balances           $ 9,070,269    $13,008,508
                                                     ===========    ===========


* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio. The ending balance for the first quarter of 2000 and 1999, respectively, includes $174,595 and -0-, respectively, of subprime loans being temporarily serviced until these loans are sold.

     Of the $7.7 billion and $9.7 billion unpaid principal balance at March 31, 2000 and 1999, $6.3 billion and $5.8 billion, respectively, of the related mortgage servicing right asset is classified as available-for-sale, while $1.4 billion and $3.9 billion, respectively, of the related mortgage servicing right asset is classified as held-for-sale.

     A summary of agency-eligible servicing statistics follows:

($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------     -----------

Average Underlying Unpaid Principal Balances
  (including subservicing)                           $ 8,041,986     $13,456,746
Weighted Average Note Rate*                                7.54%           7.21%
Weighted Average Servicing Fee*                            0.44%           0.44%
Delinquency (30+ days) Including Bankruptcies
  and Foreclosures*                                        2.61%           1.82%
Number of Servicing Division Employees                       76             157


* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio.

         The $5.4 billion, or 40%, decrease in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the first quarter of 2000 as compared to the first quarter of 1999 is primarily related to the Company's decreased loan production volumes during the first quarter of 2000. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, decreased production volumes generally result in a lower volume of mortgage servicing rights held in inventory pending sale.

Commercial Mortgage Servicing

     Laureate originates commercial mortgage loans for investors and in most cases, Laureate retains the right to service the loans. A summary of key information relevant to the Company's commercial mortgage servicing activities is set forth below:

($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------     -----------

Commercial Mortgage Loan Servicing Portfolio         $ 4,186,017     $ 3,437,851
Weighted Average Note Rate                                 7.92%           8.02%
Delinquencies (30+ Days)                                   0.55%           0.43%


Lease Servicing

     Republic Leasing services leases that are owned by it and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------     -----------

Owned Lease Servicing Portfolio                        $ 161,576       $ 110,161
Serviced For Investors Servicing Portfolio                10,539          30,366
                                                     -----------     -----------
Total Managed Lease Servicing Portfolio                $ 172,115       $ 140,527
                                                     ===========     ===========
Weighted Average Net Yield For Managed
  Lease Servicing Portfolio                               10.63%          10.79%
Delinquencies (30+ Days) Managed Lease
  Servicing Portfolio                                      2.82%           1.87%


Consolidated Coverage Ratios

     A summary of the Company's consolidated ratios of servicing fees and interest income from owned leases to cash operating expenses net of amortization and depreciation follows:

($ IN THOUSANDS)                                     AT OR FOR THE QUARTER ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                           2000           1999
                                                     -----------     -----------

Total Company Servicing Fees                         $    10,629     $   12,998
Net Interest Income from Owned Leases                      2,127          1,645
                                                     -----------     -----------
Total Servicing Fees and Interest from Owned Leases  $    12,756     $   14,643
                                                     -----------     -----------
Total Company Operating Expenses                     $    34,986     $   43,530
Total Company Amortization and Depreciation               (9,500)       (10,538)
                                                     -----------     -----------
Total Company Operating Expenses, Net of
  Amortization and Depreciation                      $    25,486     $   32,992
                                                     -----------     -----------
Coverage Ratio                                               50%            44%
                                                     ===========     ===========


   The Company's coverage ratios for the first quarter of 2000 and 1999 were 50% and 44%, respectively. The coverage ratio for the first quarter of 1999 was lower than the Company's target level of between 50% and 80%. In the opinion of the Company's management, market prices for servicing rights were attractive throughout that period. Accordingly, management consciously determined on a risk-versus-return basis to allow this ratio to move below its stated goals. Opportunistically and as market conditions permit, management would expect to remain in line with the stated objective of maintaining a coverage ratio of between 50% and 80%.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2000,
COMPARED TO QUARTER ENDED MARCH 31, 1999

SUMMARY BY OPERATING DIVISION

         Net income (loss) per common share on a diluted basis for the first quarter of 2000 was $(0.53) as compared to $0.50 for the first quarter of 1999. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the quarters ended March 31, 2000 and 1999, respectively:

                                   Agency-Eligible
For the three months      ----------------------------------             Commercial            Total       Other/
ended March 31, 2000(1)   Production  Servicing  Reinsurance  Subprime    Mortgage   Leasing  Segments  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
     (UNAUDITED)
Net interest income         $   238     $(1,297)    $ (16)    $ 3,086      $   (8)    $2,127  $  4,130   $   (22)      $  4,108
Net gain on sale of
  mortgage loans              6,206          --        --       2,441         636         --     9,283        --          9,283
Gain on sale of mortgage
  servicing rights               --         808        --          --          --         --       808        --            808
Servicing fees                   --       9,365        --          --       1,314         99    10,778      (149)        10,629
Mark to market on
  residual interests in
  subprime securitizations       --          --        --      (7,675)         --         --    (7,675)       --         (7,675)
Other income                    120         128       746         893          13        262     2,162       (93)         2,069
                            ------------------------------------------------------------------------------------------------------
   Total revenues             6,564       9,004       730      (1,255)      1,955      2,488    19,486      (264)        19,222
                            ------------------------------------------------------------------------------------------------------
Salary and employee
  benefits                    6,888(2)      693        42       5,545(3)    1,854(4)     760    15,782       825         16,607(5)
Occupancy expense             2,690(2)       55        --         629         290        120     3,784      (174)         3,610(5)
Amortization and provision
  for impairment of
  mortgage servicing rights      --       6,277        --          --         625         --     6,902        --          6,902
Provision expense               900          --        --         742          --        359     2,001        --          2,001
General and administrative
   expenses                   2,514         938        89       1,454         417        294     5,706       160          5,866
                            ------------------------------------------------------------------------------------------------------
   Total expenses            12,992(2)    7,963       131       8,370(3)    3,186(4)   1,533    34,175       811         34,986(5)
                            ------------------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                      (6,428)(2)   1,041       599      (9,625)(3)  (1,231)(4)    955   (14,689)   (1,075)      (15,764)(5)
Income tax benefit (expense)  2,383(2)     (386)     (210)      3,521(3)      466(4)    (376)    5,398       399         5,797(5)
                            ------------------------------------------------------------------------------------------------------
Net income (loss)           $(4,045)(2) $   655     $ 389     $(6,104)(3) $  (765)(4) $  579  $ (9,291)  $  (676)     $ (9,967)(5)
                            ======================================================================================================

(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(2) Includes work force reduction charge totaling $307 pre-tax or $194 after-tax. Exclusive thereof, salary and employee benefits, occupancy expense, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income would have been $6,752, $2,519, $12,685, $(6,121), $2,270 and $(3,851), respectively.
(3) Includes work force reduction charge totaling $2,075 pre-tax or $1,312 after-tax. Exclusive thereof, salary and employee benefits, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income would have been $3,470, $6,295, $(7,550), $2,758 and $4,792, respectively.
(4) Includes work force reduction charge totaling $191 pre-tax or $121 after-tax. Exclusive thereof, salary and employee benefits, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income (loss) would have been $1,663, $2,995, $(1,040), $396 and $(644), respectively.
(5) Includes work force reduction charge totaling $194 pre-tax or $122 after-tax. Exclusive thereof, salary and employee benefits, occupancy expense, total expenses, net income (loss) before income taxes, income tax benefit (expense) and net income (loss) would have been $14,205, $3,439, $32,413, $(13,191), $4,851 and $(8,430), respectively.

                                   Agency-Eligible
For the three months      ----------------------------------             Commercial            Total       Other/
ended March 31, 1999*     Production  Servicing  Reinsurance  Subprime    Mortgage   Leasing  Segments  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
     (UNAUDITED)
Net interest income         $ 3,761     $(1,389)   $   --   $ 3,473     $   94     $1,645    $ 7,584     $  (110)      $ 7,474
Net gain on sale of
  mortgage loans             33,193          --        --     2,857      1,239         --     37,289          --        37,289
Gain on sale of mortgage
  servicing rights               --       2,998        --        --          -         --      2,998          --         2,998
Servicing fees                   --      11,703        --        --        975        161     12,839         159        12,998
Mark to market on
  residual interests in
  subprime securitizations       --          --        --    (1,349)        --         --     (1,349)         --        (1,349)
Other income                     82         161       652       417         11        151      1,474           4         1,478
                            ------------------------------------------------------------------------------------------------------
   Total revenues            37,036      13,473       652     5,398      2,319      1,957     60,835          53        60,888
                            ------------------------------------------------------------------------------------------------------
Salary and employee
  benefits                   11,638         898        --     3,301      1,738        640     18,215       2,282        20,497
Occupancy expense             1,934         107        --       583        263        104      2,991         182         3,173
Amortization and provision
  for impairment of
  mortgage servicing rights      --       8,516        --        --        464         --      8,980          --         8,980
Provision expense             2,108          --        65       499         --        383      3,055          --         3,055
General and administrative
  expenses                    3,554       1,778        27     1,489        430        370     7,648          177         7,825
                            ------------------------------------------------------------------------------------------------------
   Total expenses            19,234      11,299        92     5,872      2,895      1,497    40,889        2,641        43,530
                            ------------------------------------------------------------------------------------------------------
Income (loss) before income
  taxes                      17,802       2,174       560      (474)      (576)       460    19,946       (2,588)       17,358
Income tax benefit (expense) (6,367)       (773)     (197)      168        219       (192)   (7,142)         945        (6,197)
                            ------------------------------------------------------------------------------------------------------
Net income (loss)           $11,435     $ 1,401    $  363   $  (306)    $ (357)    $  268  $ 12,804     $ (1,643)     $ 11,161
                            ======================================================================================================

* Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.

($ IN THOUSANDS)                                AT OR FOR THE QUARTER ENDED
                                                          MARCH 31,
                                               ----------------------------
                                                    2000           1999
                                               -----------       ----------
Net interest income                            $       238       $    3,761
Net gain on sale of mortgage loans                   6,206           33,193
Other income                                           120               82
                                               -----------       ----------
     Total production revenue                        6,564           37,036
                                               -----------       ----------
Salary and employee benefits                         6,888           11,638
Occupancy expense                                    2,690            1,934
Provision expense                                      900            2,108
General and administrative expenses                  2,514            3,554
                                               -----------       ----------
     Total production expenses                      12,992           19,234
                                               -----------       ----------
      Net pre-tax production margin            $    (6,428)      $   17,802
                                               -----------       ----------

Production                                     $ 1,162,122       $3,139,849
Pool delivery                                    1,164,906        3,418,299

Total production revenue to pool delivery          56  bps          110 bps
Total production expenses to production           112  bps           61 bps
                                               -----------       ----------
      Net pre-tax production margin               (56) bps           49 bps
                                               ===========       ==========

Summary

     The production revenue to pool delivery ratio decreased 54 basis points for the first quarter of 2000 as compared to the first quarter of 1999. Net gain on sale of mortgage loans (53 basis points for the first quarter of 2000 versus 97 basis points for 1999) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment and lower overall agency-eligible production volume. Net interest income decreased from 11 basis points in the first quarter of 1999 to 2 basis points in the first quarter of 2000 primarily as a result of a flattened yield curve. The production expenses to production ratio increased 51 basis points from the first quarter of 1999 to the first quarter of 2000. This is primarily due to the 63% decline in production for the first quarter of 2000 as compared to the first quarter of 1999. Also, there were $0.3 million in charges ($0.2 million in occupancy expense and $0.1 million in salary and employee benefits) during the first quarter of 2000 associated with the reduction-in-force executed in late 1999. This was partially offset by a $6.2 million decline in total production expenses for the first quarter of 2000 as compared to the first quarter of 1999. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 105 basis points.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarters ended March 31, 2000 and 1999, respectively:


($ IN THOUSANDS)
                                                                                                                Variance
     Average Volume        Average Rate                                         Interest                    Attributable to
-----------------------------------------                                  ---------------------         ----------------------
    2000        1999       2000     1999                                     2000      1999      Variance    Rate     Volume
-----------------------------------------                                  ----------------------------------------------------
                                          INTEREST INCOME
                                          Mortgages Held-for-Sale
                                            and Mortgage-Backed
 $  267,699  $1,052,324    8.01%    6.70%   Securities                     $ 5,364    $17,628     $(12,264)   $880    $(13,144)
-----------------------------------------                                  ----------------------------------------------------
                                          INTEREST EXPENSE
 $  259,132  $  435,572    4.90%    4.16% Warehouse Line *                 $ 3,168    $ 4,463     $ (1,295)   $513    $ (1,808)
         --     603,776      --     5.16% Gestation Line                        --      7,677       (7,677)     --      (7,677)
    123,309     127,750    7.01%    5.91% Servicing Secured Line             2,156      1,861          295     360         (65)
      4,362      28,233    5.88%    5.21% Servicing Receivables Line            64        363         (299)      8        (307)
      7,685       8,436    8.61%    8.27% Other Borrowings                     165        172           (7)      8         (15)
                                          Facility Fees & Other Charges        904        830           74      --          74
-----------------------------------------                                  ----------------------------------------------------
 $  394,488  $1,203,767    6.57%    5.18% Total Interest Expense           $ 6,457    $15,366     $ (8,909)    889    $ (9,798)
-----------------------------------------                                  ----------------------------------------------------
                                          Net Interest Income Before
                           1.44%    1.52%   Interdivisional Allocations    $(1,093)   $ 2,262     $ (3,355)   $ (9)   $ (3,346)
                         ================                                                        =============================
                                          Allocation to Agency-Eligible
                                            Servicing Division               1,297      1,389
                                          Allocation to Other                  127        110
                                          Intercompany Net Interest
                                            Expense Included In Segment        (93)        --
                                                                           ------------------
                                          Net Interest Income              $   238    $ 3,761
                                                                           ==================

* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

     The 8 basis point decrease in the interest-rate spread was primarily as a result of a flattened yield curve. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED MARCH 31,
                                                                            ------------------------------
                                                                                2000               1999
                                                                            -----------        -----------
Gross proceeds on sales of mortgage loans                                   $ 1,208,385        $ 3,429,942
Initial unadjusted acquisition cost of mortgage loans sold, net of
  hedge results                                                               1,209,729          3,426,577
                                                                            -----------        -----------
Unadjusted gain (loss) on sale of mortgage loans                                 (1,344)             3,365
Loan origination and correspondent program administrative fees                    2,280              8,338
                                                                            -----------        -----------
Unadjusted aggregate margin                                                         936             11,703
Acquisition basis allocated to mortgage servicing rights (SFAS No. 125)           5,795             22,349
Net deferred costs and administrative fees recognized                              (525)              (859)
                                                                            -----------        -----------

Net gain on sale of agency-eligible mortgage loans                          $     6,206        $    33,193
                                                                            ===========        ===========

         Net gain on sale of agency-eligible mortgage loans decreased $27.0 million from $33.2 million for the first quarter of 1999 to $6.2 million for the first quarter of 2000. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

Receivable from sale of mortgage-backed securities

     The company sold certain mortgage-backed securities during the first quarter of 2000, for which it did not receive the cash settlement until early in the second quarter of 2000. This resulted in a $90.5 million receivable on the March 31, 2000 Balance Sheet.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

     In November 1998, the Company formed a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the first quarter of 2000 and 1999, the Company recognized premium and investment income of approximately $0.75 million and $0.65 million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations:

                                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                    -------------------------------
($ IN THOUSANDS)                                                        2000               1999
                                                                    -----------         -----------
Net interest income                                                   $   3,086           $   3,473
Net gain on sale of mortgage loans                                        2,441               2,857
Mark to market on residual interests in subprime securitizations         (7,675)             (1,349)
Other income                                                                893                 417
                                                                      ---------           ---------
     Total production revenue                                            (1,255)              5,398
                                                                      ---------           ---------
Salary and employee benefits                                              5,545               3,301
Occupancy expense                                                           629                 583
Provision expense                                                           742                 499
General and administrative expenses                                       1,454               1,489
                                                                      ---------           ---------
     Total production expenses                                            8,370               5,872
                                                                      ---------           ---------
     Net pre-tax production margin                                    $  (9,625)          $    (474)
                                                                      ---------           ---------

Production                                                            $ 152,484           $ 184,111
Whole loan sales and securitizations                                    135,455              98,624

Total production revenue to whole loan sales and securitizations       (93) bps             547 bps
Total production expenses to production                                 549 bps             319 bps
                                                                      ---------           ---------
      Net pre-tax production margin                                   (642) bps             228 bps
                                                                      =========           =========

Summary

     During the first quarter of 2000, subprime production volume of $152.5 million exceeded whole loan sales and securitizations of $135.5 million by $17.0 million. At March 31, 2000, the Company had unsold subprime mortgage loans of $138.3 million as compared to $182.3 million at March 31, 1999. Overall, the Company operated during the first quarter of 2000 at a (6.42%) pre-tax subprime production margin. The $10.1 million (870 basis point) decline in the pre-tax subprime production margin is primarily due to the ($7.7) million adjustment during the first quarter of 2000 in the mark to market on residual interests in subprime securitizations. The Company is currently exploring options to extract cash in the short-term from these investments. Options being considered include the outright sale of certain securities and/or a re-REMIC of residual cash flows. Based upon initial market feedback, the Company reassessed the assumptions utilized in valuing these relatively illiquid securities, primarily the discount rate used in the valuation. Absent the $7.7 million adjustment to residual interests, the margin on sale of subprime loans was 5%.

      Also contributing to the decline in the pre-tax subprime production margin during the first quarter of 2000 is the $0.4 million decline in net gain on sale of subprime mortgage loans. This decline is primarily attributable to compressed margins as a result of an intensely competitive pricing environment.

      Salary and employee benefit costs increased by 41%, or $2.2 million, from the first quarter of 1999 to the first quarter of 2000. This was primarily due to recognition of severance benefits associated with a planned reorganization of the Company around it's primary business processes (production/sales, order fulfillment, servicing and portfolio management). Charges associated with the planned reorganization are discussed elsewhere in this Management's Discussion and Analysis. Occupancy expense increased by $0.05 million primarily due to charges associated with acquisition of newly leased office space. Provision expense increased by 49%, or $0.2 million, from the first quarter of 1999 to the first quarter of 2000 primarily due to a change in certain estimates used in calculating the provision. General and administrative expenses remained relatively flat between quarters.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarters ended March 31, 2000 and 1999, respectively.


($ IN THOUSANDS)
                                                                                                                Variance
     Average Volume        Average Rate                                         Interest                    Attributable to
----------------------------------------                                  ---------------------         ----------------------
    2000        1999       2000     1999                                     2000      1999     Variance    Rate     Volume
----------------------------------------                                  ----------------------------------------------------
                                         Mortgages Held-for-Sale and
  $192,668    $210,424    11.62%  10.12%   Residual Certificates           $ 5,594    $5,326      $ 268    $ 717      $(449)
-----------------------------------------                                 ----------------------------------------------------

  $135,963    $147,765     7.25%   5.09% Total Interest Expense            $ 2,456    $1,853      $ 603    $ 751      $(148)
-----------------------------------------                                  ----------------------------------------------------
                           4.37%   5.03% Net Interest Income               $ 3,138    $3,473      $(335)   $ (34)     $(301)
                       =================                                                        ===============================
                                         Intercompany Net Interest
                                           Expense Included In Segment         (52)       --
                                                                           ---------------------
                                         Net Interest Income               $ 3,086    $3,473
                                                                           =====================

     Net interest income from subprime products decreased to $3.1 million for the first quarter of 2000 as compared to $3.5 million for the first quarter of 1999. This was primarily a result of a flattened yield curve and the decline in production volume, which was partially offset by $0.4 million increase in accretion income from $1.5 million for the first quarter of 1999 to $1.9 million for the first quarter of 2000.

Net Gain on Sale and Securitization of Subprime Mortgage Loans

      During the first quarter of 2000 and 1999, there were no securitization transactions. The gain on sale recorded in the respective income statements are cash gains.

     The Company sold subprime mortgage loans on a whole loan basis during the first quarter of 2000 and 1999. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                                 FOR THE QUARTER ENDED MARCH 31,
                                                                            -----------------------------------------
                                                                                   2000                    1999
                                                                            ------------------      -----------------
Gross proceeds on whole loan sales of subprime mortgage loans                  $  139,435                $  102,050
Initial acquisition cost of subprime mortgage loans sold, net of fees             135,455                    98,624
                                                                            ------------------      -----------------
Unadjusted gain on whole loan sales of subprime mortgage loans                      3,980                     3,426
Net deferred costs and administrative fees recognized                              (1,539)                     (569)
                                                                            ------------------      -----------------
Net gain on whole loan sales of subprime mortgage loans                        $    2,441               $     2,857
                                                                            ==================      =================

     The $0.4 million decrease in the net gain on whole loan sales of subprime mortgage loans from the first quarter of 1999 gain of $2.9 million to $2.4 million reported for the first quarter of 2000 is primarily due to compressed margins in the subprime market. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" the Company reduced its net gain on whole loan sales of subprime mortgage loans by $1.5 million in the first quarter of 2000 as compared to $0.6 million in the first quarter of 1999.

Mark to Market on Residual Interests in Subprime Securitizations

         The Company generally has retained residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the quarters ended March 31, 2000 and 1999, respectively, mark-to-market gain (loss) on residuals was approximately $(7.7) million and $(1.3) million, respectively. Management has initiated a strategic change in the Company's intent to hold these instruments for the long-term. As a result, there has been a reassessment of the assumptions utilized for purposes of valuing these relatively illiquid securities, primarily the discount rate used in the valuation, as described below.

See additional discussion regarding this reassessment elsewhere in this Management's Discussion and Analysis.

     The Company assesses the fair value of residual certificates quarterly, with assistance from an independent third party. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificates. Significant assumptions used at March 31, 2000 for residual certificates then held by the Company generally include a discount rate of 15%, a constant default rate of 3% (5% for 1997-1 and 1998-1) and a loss severity rate of 25%. Ramping periods are based on prepayment penalty periods and adjustable rate mortgage first reset dates. Terminal prepayment rate assumptions specific to the individual certificates for purposes of the March 31, 2000 valuations are set forth below:

                               1997-1       1997-2       1998-1       1998-2      1999-1      1999-2
                               ----------------------------------------------------------------------
Prepayment Speeds
  Fixed rate mortgages         34% cpr      32% cpr      32% cpr      32% cpr     30% cpr     30% cpr
  Adjustable rate mortgages    34% cpr      32% cpr      32% cpr      32% cpr     30% cpr     30% cpr

     Terminal prepayment rate assumptions specific to the individual certificates for purposes of the March 31, 1999 valuations are set forth below:

                               1997-1       1997-2       1998-1       1998-2         OTHER
                               -----------------------------------------------------------
Prepayment speeds
  Fixed rate mortgages         32% cpr      30% cpr      28% cpr      28% cpr      32% cpr
  Adjustable rate mortgages    32% cpr      30% cpr      28% cpr      28% cpr      24% cpr

     The assumptions used in the independent third party valuation referred to above are estimated based on current conditions for similar instruments that are subject to prepayment and credit risks. Other factors considered in the determination of fair value include credit and collateral quality of the underlying loans, current economic conditions and various fees and costs associated with ownership of the residual certificate including actual credit history of the individual residual certificates. Although the Company believes that the fair values of its residual certificates are reasonable given current market conditions, the assumptions used are estimates and actual experience may vary from these estimates. Differences in the actual prepayment speed and loss experience from the assumptions used, could have a significant effect on the fair value of the residual certificates.

         As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.44 times the implied excess yield at March 31, 2000, as compared to the 1.41 multiple implied at March 31, 1999. The table below represents balances as of March 31, 2000, unless otherwise noted.

                                                         SECURITIZATIONS
                                  ------------------------------------------------------------
                                   1997-1     1997-2    1998-1     1998-2    1999-1    1999-2      TOTAL
                                  --------  ---------  --------  --------- ---------  ---------  ---------
($ IN THOUSANDS)
Residual Certificates             $ 5,589    $ 6,225    $ 8,805  $ 11,319  $  8,119   $  7,720   $ 47,777
Bonds                             $16,115*   $18,796*   $62,326* $122,157* $112,167*  $121,396*  $452,957
                                  --------   --------   -------- --------- ---------  ---------  ---------
Subtotal                          $21,704    $25,021    $71,131  $133,476  $120,286   $129,116   $500,734
Unpaid Principal Balance          $20,891*   $23,650*   $67,951* $128,003* $115,175*  $ 23,268*  $478,938
                                  --------   --------   -------- --------- ---------  ---------  ---------
Implied Price                      103.89     105.80     104.68    104.28    104.44     104.74     104.55
                                  --------   --------   -------- --------- ---------  ---------  ---------

Collateral Yield                    12.49      12.17       9.93      9.74      9.82       9.82      10.01
Collateral Equivalent
  Securitization Costs              (0.70)     (0.63)    (0.59)     (0.60)    (0.62)     (0.68)     (0.63)
Collateral Equivalent Bond Rate     (5.60)     (5.11)    (5.80)     (6.45)    (6.25)     (6.39)     (6.21)
                                  --------  ---------  --------  --------- ---------  ---------  ---------
Implied Collateral Equivalent
  Excess Yield                       6.19       6.43      3.54       2.69      2.95       2.75       3.17
                                  --------  ---------  --------  --------- ---------  ---------  ---------

Implied Premium Above Par            3.89       5.80      4.68       4.28      4.44       4.74       4.55
Implied Collateral Equivalent
  Excess Yield                       6.19       6.43      3.54       2.69      2.95       2.75       3.17
                                  --------  ---------  --------  --------- ---------  ---------  ---------
Multiple                             0.63 x     0.90 x    1.32 x     1.59 x    1.50 x     1.73 x     1.44 x
                                  --------  ---------  --------  --------- ---------  ---------  ---------

* Amounts were based upon trustee statements dated April 25, 2000 that covered the period ended March 31, 2000.


A SUMMARY OF KEY INFORMATION RELEVANT TO THE SUBPRIME RESIDUAL ASSETS AT MARCH 31, 2000 IS SET FORTH BELOW:

                                                         SECURITIZATIONS
                                  ------------------------------------------------------------
                                   1997-1     1997-2    1998-1     1998-2    1999-1    1999-2      TOTAL
                                  --------  ---------  --------  --------- ---------  ---------  ---------
($ IN THOUSANDS)
Balance at December 31,1999        $ 5,971    $ 7,153   $10,334    $12,460   $ 9,566   $ 8,898     $54,382

Initial Capitalization of
  Residual Certificates                 --         --        --         --        --        --          --

Accretion                              263        296       359        412       311       247       1,888

Mark-to-Market                        (677)    (1,001)   (1,460)    (1,553)   (1,758)   (1,426)     (7,875)*

Cash Flow                             (140)      (223)     (428)          -         -        -        (791)
                                  --------  ---------  --------  --------- ---------  ---------  ---------

Balance at March 31, 2000          $ 5,417    $ 6,225   $ 8,805    $11,319   $ 8,119   $  7,719    $47,604
                                  ========  =========  ========  ========= =========  =========  =========

* In 1999 the Company decided to conservatively write off the remaining portion of a residual certificate it received in 1997 in settlement of an account receivable. In the first quarter of 2000 the Company disposed of this residual certificate and recovered approximately $0.2 million, which had been previously reported as a mark-to-market loss. Thus the Company reported a total market-to-market loss for the first quarter of 2000 of $7.7 million and a $7.9 million market-to-market loss on the residual interests remaining on the balance sheet at March 31, 2000.


A SUMMARY OF KEY INFORMATION RELEVANT TO THE SUBPRIME RESIDUAL ASSETS AT MARCH 31, 1999 IS SET FORTH BELOW:

                                                         SECURITIZATIONS
                                  ------------------------------------------------------------
                                   1997-1     1997-2    1998-1     1998-2    1999-1    1999-2     OTHER*         TOTAL
                                  --------  ---------  --------  --------- ---------  ---------  --------       --------
($ IN THOUSANDS)
Balance at December 31,1998        $7,997     $9,702   $10,815    $12,569     $  --    $  --     $  4,700       $45,783

Initial Capitalization of
  Residual Certificates                --         --        --         --        --       --                         --

Accretion                             292        318       315        362        --       --          179         1,466

Mark-to-Market                         27       (109)     (467)       661        --       --       (1,461)       (1,349)

Cash Flow                            (421)      (855)       --         --        --       --           --        (1,276)
                                   ------     ------   -------    -------   -------  -------     --------       -------

Balance at March 31, 1999          $7,895     $9,056   $10,663    $13,592   $    --  $    --     $  3,418       $44,624
                                   ======     ======   =======    =======   =======  =======     ========       =======

* Represents a portion of a residual certificate the Company received in 1997 in settlement of an account receivable. In 1999 the Company decided to conservatively write off this receivable.

Other Income

Other income from subprime operations increased $0.5 million and consists primarily of prepayment penalties.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations for the years ended March 31, 2000 and 1999:

                                                                  FOR THE QUARTER ENDED MARCH 31,
                                                                 --------------------------------
($ IN THOUSANDS)                                                     2000               1999
                                                                 ------------      --------------
Net interest expense                                             $    (1,297)      $     (1,389)
Loan servicing fees                                                    9,365             11,703
Other income                                                             128                161
                                                                 -----------       ------------
     Servicing revenues                                                8,196             10,475
Salary and employee benefits                                             693                898
Occupancy expense                                                         55                107
Amortization and provision for impairment of mortgage
  Servicing rights                                                     6,277              8,516
General and administrative expenses                                      938              1,778
                                                                 -----------       ------------
      Total loan servicing expenses                                    7,963             11,299
                                                                 -----------       ------------
      Net pre-tax servicing margin                                       233               (824)
Gain on sale of mortgage servicing rights                                808              2,998
                                                                 -----------       ------------
      Net pre-tax servicing contribution                         $     1,041       $      2,174
                                                                 ===========       ============

Average servicing portfolio                                      $ 8,041,986       $ 10,318,105
Servicing sold                                                     1,128,536          3,003,253

Net pre-tax servicing margin to average servicing portfolio            1 bp             (3) bps
Gain on sale of servicing to servicing sold                            7 bps             10 bps


Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio increased 4 basis points primarily due to the $2.2 million reduction in amortization and provision for impairment of mortgage servicing rights from the first quarter of 1999 to the first quarter of 2000. This reduction in amortization and provision for impairment of mortgage servicing rights is primarily due to the generally smaller size of the portfolio and slowing prepayments due to higher rates. The 3 basis point decrease in the gain on sale of servicing sold is primarily attributable to compressed margins in an intensely competitive market during the first quarter of 2000. Loan servicing fees were $9.4 million for the first quarter of 2000, compared to $11.7 million for the first quarter of 1999, a decrease of 20%, primarily due to lower production volumes which resulted in a lower average balance of agency-eligible servicing rights held in inventory pending sale.

      Management regularly assesses market prepay trends and adjusts amortization accordingly. Management believes that the value of the Company's mortgage servicing rights are reasonable in light of current market conditions. However, there can be no guarantee that market conditions will not change such that mortgage servicing rights valuations will require additional amortization or impairment charges.

Net Interest Expense

     The net interest expense for the first quarter of 2000 and the first quarter of 1999 is composed of benefits from escrow accounts of $1.8 million and $2.0 million, respectively, that is offset by $3.1 million and $3.4 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                      FOR THE QUARTER ENDED MARCH 31,
                                                                      -------------------------------
                                                                         2000                1999
                                                                      -----------         -----------
Underlying unpaid principal balances of agency-eligible
  mortgage loans on which servicing rights were sold
  during the period                                                   $ 1,128,536         $ 3,003,253
                                                                      ===========         ===========

Gross proceeds from sales of mortgage servicing rights                $    31,929         $    78,888
Initial acquisition basis, net of amortization and hedge results           25,528              56,942
                                                                      -----------         -----------
Unadjusted gain on sale of mortgage servicing rights                        6,401              21,946
Acquisition basis allocated from mortgage loans, net of
  amortization (SFAS No. 125)                                              (5,593)            (18,948)
                                                                      -----------         -----------
Gain on sale of mortgage servicing rights                             $       808         $     2,998
                                                                      ===========         ===========

     Gain on sale of mortgage servicing rights decreased $2.2 million from $3.0 million for the first quarter of 1999 to $0.8 million for the first quarter of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to lower production volumes which resulted in a lower balance of agency-eligible servicing rights sold.

COMMERCIAL MORTGAGE OPERATIONS

     Following is a summary of the revenues and expenses of the Company's commercial mortgage production operations.

                                                                       FOR THE QUARTER ENDED MARCH 31,
                                                                       -------------------------------
($ IN THOUSANDS)                                                           2000               1999
                                                                       -----------         -----------
Net interest income                                                    $        (8)        $        94
Net gain on sale of mortgage loans                                             636               1,239
Other income                                                                    13                  11
                                                                       -----------         -----------
     Total production revenue                                                  641               1,344
                                                                       -----------         -----------
Salary and employee benefits                                                 1,854               1,738
Occupancy expense                                                              290                 263
General and administrative expenses                                            417                 430
                                                                       -----------         -----------
     Total production expenses                                               2,561               2,431
                                                                       -----------         -----------
     Net pre-tax production margin                                          (1,920)             (1,087)
                                                                       -----------         -----------

Servicing fees                                                               1,314                 975
Amortization of mortgage servicing rights                                      625                 464
                                                                       -----------         -----------
     Net pre-tax servicing margin                                              689                 511
                                                                       -----------         -----------
     Pre-tax income (loss)                                             $    (1,231)        $      (576)
                                                                       -----------         -----------

Production                                                             $    95,475         $   150,152
Whole loan sales                                                            95,475             165,262
Average commercial mortgage servicing portfolio                        $ 4,170,476         $ 3,337,253


Total production revenue to whole loan sales                                67 bps              81 bps
Total production expenses to production                                    268 bps             162 bps
                                                                       -----------         -----------
      Net pre-tax production margin                                      (201) bps            (81) bps
                                                                       -----------         -----------

Servicing fees to average commercial mortgage servicing portfolio           13 bps              12 bps
Amortization of mortgage servicing rights to average commercial
  mortgage servicing portfolio                                               6 bps               6 bps
                                                                       -----------         -----------
Net pre-tax servicing margin                                                 7 bps               6 bps
                                                                       -----------         -----------


     The net pre-tax production margin declined for the first quarter of 2000 as compared to the first quarter of 1999 primarily due to a decrease in production revenue and an increase in production expenses. Production revenue to whole loan sales decreased 14 basis points from the first quarter of 1999 to the first quarter of 2000. This decrease in production revenue between quarters is primarily attributable to (1) an 8 basis point decrease in the net gain on sale of commercial mortgage loans due to compressed margins in an intensely competitive pricing environment and lower overall production volumes and (2) a 7 basis point decrease in the net interest margin due to a flattened yield curve. Production expenses to production increased 106 basis points from the first quarter of 1999 to the first quarter of 2000. The production expense increase is primarily attributable to (1) a 5% increase in the number of employees from quarter to quarter and (2) $0.2 million charge to salary and employee benefits associated with the continuation of the workforce reduction initiated in the fourth quarter of 1999. Such charges are discussed elsewhere in this Management's Discussion and Analysis. Laureate originates commercial mortgage loans for various insurance companies and other investors, primarily in

Alabama, Florida, Indiana, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Substantially all loans originated by Laureate have been originated in the name of the investor, and in most cases, Laureate has retained the right to service the loans under a servicing agreement with the investor. Most commercial mortgage loan servicing agreements are short-term, and retention of the servicing contract is dependent on maintaining the investor relationship.

Net Gain on Sale of Commercial Mortgage Loans

     A reconciliation of gain on sale of commercial mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                       FOR THE QUARTER ENDED MARCH 31,
                                                                       -------------------------------
                                                                         2000                    1999
                                                                       -------                --------
Gross proceeds on sales of commercial mortgage loans                   $95,475                $165,262
Initial unadjusted acquisition cost of commercial mortgage loans
  sold                                                                  95,475                 165,262
                                                                       -------                --------
Unadjusted gain on sale of commercial mortgage loans                        --                      --
Commercial mortgage and origination fees                                   752                     849
                                                                       -------                --------
Unadjusted aggregate margin                                                752                     849
Initial acquisition cost allocated to basis in commercial
   mortgage servicing rights (SFAS No. 125)                                116                     390
                                                                       -------                --------
Net gain on sale of commercial mortgage loans                          $   636                $  1,239
                                                                       =======                ========

     The net gain on sale of commercial mortgage loans decreased $0.6 million (49%) from $1.2 million for the first quarter of 1999 to $0.6 million for the first quarter of 2000. The decrease is primarily attributable to compressed margins in an intensely competitive pricing environment and lower overall production volumes.

LEASING OPERATIONS

     Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:

                                                           FOR THE QUARTER ENDED MARCH 31,
                                                           -------------------------------
($ IN THOUSANDS)                                              2000                  1999
                                                           --------               --------
Net interest income                                        $  2,127               $  1,645
Other income                                                    262                    151
                                                           --------               --------
      Leasing production revenue                              2,389                  1,796
                                                           --------               --------
Salary and employee benefits                                    760                    640
Occupancy expense                                               120                    104
                                                                359                    383
General and administrative expenses                             294                    370
                                                           --------               --------
      Total lease operating expenses                          1,533                  1,497
                                                           --------               --------
      Net pre-tax leasing production margin                     856                    299
Servicing fees                                                   99                    161
                                                           --------               --------
      Net pre-tax leasing margin                           $    955               $    460
                                                           --------               --------

Average owned leasing portfolio                            $156,209               $104,355
Average serviced leasing portfolio                           12,373                 33,967
                                                           --------               --------
Average managed leasing portfolio                          $168,582               $138,322
                                                           ========               ========

Leasing production revenue to average owned portfolio       612 bps                688 bps
Leasing operating expenses to average owned portfolio       393 bps                574 bps
                                                           --------               --------
Net pre-tax leasing production margin                       219 bps                114 bps
                                                           ========               ========

Servicing fees to average serviced leasing portfolio        320 bps                190 bps
                                                           ========               ========

     The 33% increase in leasing production revenue for the first quarter of 2000 as compared to the first quarter of 1999 is primarily due to the 50% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing margin improved in the first quarter of 2000 as compared to the first quarter of 1999 due to the increase in production revenue which was only partially offset by a 2% increase in lease operating expenses. Efficiencies in managing costs were able to be achieved in the first quarter of 2000 as the volume of leases owned increased. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio. As it has increased its owned portfolio more cost efficiencies have been achieved thereby increasing the net pre-tax leasing production margin.

Net Interest Income

     Net interest income for the first quarter of 2000 was $2.1 million as compared to $1.6 million for the first quarter of 1999. This is equivalent to an annualized net interest margin of 3.90% and 4.44% for the first quarter of 2000 and 1999, respectively, based upon average lease receivables owned of $156.2 million and $104.4 million, respectively, and average debt outstanding of $132.3 and $85.6 million, respectively.

OTHER

     During the third quarter of 1999, the Company reorganized its reporting cost centers and is now reporting holding company costs as a reconciling item between the segmented income statement and the consolidated income statement. The primary components of holding company costs are 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel; 3) depreciation on the corporate headquarters; and 4) income taxes. The first quarter 1999 segmented income statement has been restated to conform with the first quarter 2000 segmented income statement presentation.

WORKFORCE REDUCTION

     During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. In the first quarter of 2000, the Company reconsidered it's current positioning in the market and its corporate, management and leadership structures. As a result, the Company is reorganizing around primary business processes, production/sales, customer fulfillment, servicing and portfolio management. In connection with the planned reorganization, a number of senior management positions have been scheduled for elimination during the remainder of the year. The impact of the expense in the first quarter of 2000 related to the continuation of the workforce reduction and the planned reorganization is summarized below by financial statement component and operating division:


($ in thousands)        Agency-Eligible              Commercial
                          Production      Subprime    Mortgage     Consolidated
                        ---------------   --------   ----------    ------------
Salary and employee
  benefits                  $ 136          $ 2,075     $ 191         $ 2,402
Occupancy expense             171               --        --             171
                            -----          -------     -----         -------
Net pre-tax impact            307            2,075       191           2,573
Estimated allocable
  income tax expense         (113)            (763)      (70)           (946)
                            -----          -------     -----         -------
Net after-tax Impact        $ 194          $ 1,312     $ 121         $ 1,627
                            =====          =======     =====         =======

FINANCIAL CONDITION

    During the first quarter of 2000, the Company experienced a 24% decrease in the volume of production originated and acquired compared to the fourth quarter of 1999. Production decreased to $1.4 billion during the first quarter of 2000 from $1.9 billion during the fourth quarter of 1999. In general the decline in production is primarily attributable to (1) the current level of competition in the marketplace; (2) an estimated 25% decline in residential originations within the industry from the fourth quarter of 1999 to the first quarter of 2000; (3) the increased ARM market share (the Company offers primarily fixed rate products); and (4) the rise in mortgage interest rates during the first quarter of 2000. The March 31, 2000, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.5 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.4 billion. This compares to a locked mortgage application pipeline of $0.4 billion and a $0.3 billion application pipeline at December 31, 1999.

    Mortgage loans held-for-sale and mortgage-backed securities totaled $0.4 billion at March 31, 1999, versus $0.5 billion at December 31, 1999, a decrease of 7%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $7.7 billion at March 31, 2000, from $7.8 billion at December 31, 1999, a decrease of 1%. The decrease in mortgage loans held-for-sale and mortgage-backed securities is primarily attributable to the decrease in production, as previously discussed.

    Short-term borrowings, which are the Company's primary source of funds, totaled $0.8 billion at March 31, 2000, compared to $0.7 billion at December 31, 1999, an increase of 6%. At March 31, 2000, there were $6.2 million in long-term borrowings, compared to $6.3 million at December 31, 1999. Other liabilities totaled $96.2 million as of March 31, 2000, compared to the December 31, 1999 balance of $84.8 million, an increase of $11.4 million, or 13%. The increase in other liabilities is primarily due to normal fluctuations in the monthly business cycle.

    The Company continues to face the same challenges as other production-oriented companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by competitive pricing, a rise in interest rates and other factors beyond the Company's control. These and other important factors that could cause actual results to differ materially from those reported are listed under the Risk Factors section in the Company's 1999 Form 10K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In August 1999, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $540 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2000. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $170 million, plus the Restricted Group's net income subsequent to June 30, 1999, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans, (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion and (v) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least 1.10 to 1.00 for the quarter ending March 31, 2000 and 1.20 to 1.00 for any period of two consecutive fiscal quarters thereafter (the interest rate coverage ratio). The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

     In August 1999, the Company and the Restricted Group also entered into a $210 million subprime revolving credit facility and a $250 million servicing revolving credit facility, which expire in July 2000. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

    The Restricted Group was in compliance with the debt covenants in place at March 31, 2000. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

     RBMG Asset Management Company, Inc., a wholly-owned subsidiary of Meritage and a bank are parties to a master repurchase agreement, pursuant to which RBMG Asset Management Co. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $200 million to the bank. The master repurchase agreement has been extended through July 26, 2000.

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

    Republic Leasing, a wholly-owned subsidiary of the Company, has a $200 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in

August 2000 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by Republic Leasing. The warehouse credit agreement also requires the Company to maintain a minimum net worth of $60 million and Republic Leasing to maintain a ratio of total liabilities to net worth of no more than 10.0 to 1.0.

     The Company has been repurchasing its stock pursuant to Board authority since March 1998, and, as of March 31, 2000, the Company had remaining authority to repurchase up to $4.5 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. The repurchase authority will enable the Company to repurchase shares to meet the Company's obligations pursuant to existing bonus, stock option, dividend reinvestment and employee stock purchase and ESOP plans. Shares repurchased are maintained in the Company's treasury account and are not retired. At March 31, 2000, there were 4,924,388 shares held in the Company's treasury account at an average cost of $8.11 per share.

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). However, early adoption is permitted. The Company has not yet determined either the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.


DIVISIONAL ANALYSIS OF PRE-TAX FUNDS GENERATED FROM OPERATIONS

     The analyses which follow are included solely to assist investors in obtaining a better understanding of the material elements of the Company's funds generated by operations at a divisional level. It is intended as a supplement, and not an alternative to, and should be read in conjunction with, the Consolidated Statement of Cash Flows, which provides information concerning elements of the Company's cash flows.

SUMMARY

     On a combined divisional basis, during the quarters ended March 31, 2000 and 1999, the Company generated approximately $5.3 million and $30.5 million, respectively, of positive funds from operations.

($ in thousands)                          FOR THE QUARTER ENDED MARCH 31,
                                          -------------------------------
                                             2000                 1999
                                          -----------         -----------
Agency-eligible production                   $ (2,417)           $ 20,182
Agency-eligible servicing                       6,553               7,781
Subprime production                               213               2,049
Commercial mortgage                              (397)               (410)
Leasing                                         1,380                 919
                                             --------            --------
                                             $  5,332            $ 30,521
                                             ========            ========

     Each of the Company's divisions produced positive operating funds during both periods except for agency-eligible production in the first quarter of 2000 and commercial mortgage production in the first quarter of both 2000 and 1999. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

AGENCY-ELIGIBLE PRODUCTION

     Generally, the Company purchases agency-eligible mortgage loans which are resold with the rights to service the loans being retained by the Company. The Company then separately sells a large percentage of the servicing rights so produced. When the loans are sold, current accounting principles require that the Company capitalize the estimated fair value of the retained mortgage servicing rights sold and subsequently amortize the servicing rights retained to expense. Accordingly, amounts reported as gains on sale of agency-eligible mortgage loans may not represent positive funds flow to the extent that the associated servicing rights are not sold for cash but are instead retained and capitalized. In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's agency-eligible production activities.

($ in thousands)                                FOR THE QUARTER ENDED MARCH 31,
                                                --------------------------------
                                                   2000                 1999
                                                ------------         ----------
Income (loss) before income taxes                 $ (6,428)           $ 17,802
Deduct:
     Net gain on sale of mortgage loans,
       as reported                                  (6,206)            (33,193)
Add back:
     Cash gains on sale of mortgage loans              936              11,703
     Cash gains on sale of mortgage
       servicing rights                              6,401              21,946
     Depreciation                                    1,500               1,005
     Provision expense                               1,380                 919
                                                  ---------           --------
                                                  $ (2,417)           $ 20,182
                                                  ========            ========

AGENCY-ELIGIBLE SERVICING

     The Company's current strategy is to position itself as a national supplier of agency-eligible servicing rights to the still consolidating mortgage servicing industry. Accordingly, the Company generally sells a significant percentage of its produced mortgage servicing rights to other approved servicers under forward committed bulk purchase agreements. However, the Company maintains a relatively small mortgage servicing portfolio. As discussed above, mortgage servicing rights produced or purchased are initially capitalized and subsequently must be amortized to expense. Much like depreciation, such amortization charges are "non-cash." In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's agency-eligible mortgage servicing activities.


($ in thousands)                                FOR THE QUARTER ENDED MARCH 31,
                                                -------------------------------
                                                    2000               1999
                                                -----------          ----------
Income before income taxes                        $ 1,041             $ 2,174
Deduct:
     Net gain on sale of mortgage servicing
      rights, as reported                            (808)             (2,998)
Add back:
     Amortization and provision for impairment
       of Mortgage servicing rights                 6,277               8,516
     Depreciation                                      43                  89
                                                  -------             -------
                                                  $ 6,553             $ 7,781
                                                  =======             =======


SUBPRIME PRODUCTION

     Generally, the Company purchases subprime loans through a wholesale broker network. The Company then separately sells or securitizes the loans so produced. Existing accounting principles require that at the time loans are securitized, the Company capitalize the estimated fair value of future cash flows to be received in connection with retention by the Company of a residual interest in the securitized loans. Accordingly, amounts reported as gains on sale of subprime mortgage loans may not represent cash gains to the extent that associated residual interests are retained and capitalized. In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's subprime mortgage production activities.

($ in thousands)                                                          FOR THE QUARTER ENDED MARCH 31,
                                                                          -------------------------------
                                                                              2000              1999
                                                                          -------------    --------------
Income (loss) before income taxes                                            $(9,625)         $  (474)
Deduct:
     Net gain on sale of subprime loans, as reported                          (2,441)          (2,857)
     Accretion income on residuals                                            (1,888)          (1,466)
Add back:
     Cash gains on sale of whole subprime loans                                3,980            3,426
     Cash received from investments in residual certificates                     791            1,276
     Depreciation and amortization
         of goodwill and intangibles                                             779              296
 Provision expense                                                               742              499

     Mark to market on residuals                                               7,875            1,349
                                                                          -------------    --------------
                                                                             $   213          $ 2,049
                                                                          =============    ==============

COMMERCIAL MORTGAGE

           Generally, the Company originates commercial mortgage loans for conduits, insurance companies and other investors. The Company either table funds the loans or originates the loans pursuant to pre-existing investor commitments to purchase the loans so originated. Similar to the agency-eligible operation, the Company generally retains the right to service the loans under various servicing agreements. Current accounting principles require that the Company capitalize the estimated fair value of mortgage servicing rights produced at the time the related loans are sold and subsequently amortize the servicing rights retained to expense. Accordingly, amounts reported as gains on sale of commercial mortgage loans may not represent cash gains to the extent that the associated servicing rights are not sold for cash but are instead retained and capitalized. Mortgage servicing rights initially capitalized must be amortized subsequently to expense. Much like depreciation, such amortization charges are "non-cash." In this context, the table below reconciles the major elements of pre-tax operating funds flow of commercial mortgage production and servicing activities.

($ in thousands)                                 FOR THE QUARTER ENDED MARCH 31,
                                                 -------------------------------
                                                    2000          1999
                                                 ---------     ---------
Income (loss) before income taxes                 $(1,231)      $  (576)
Deduct:
     Net gain on sale of commercial loans,
       as reported                                   (636)       (1,239)
Add back:
     Cash gains on sale of whole
        commercial loans                              752           849
     Amortization and provision for impairment of
        commercial mortgage servicing rights          625           464
     Depreciation and amortization of
        goodwill and intangibles                       93            92
                                                 --------       -------
                                                  $  (397)      $  (410)
                                                 ========       =======

LEASING

     Generally, the Company originates small-ticket equipment leases for commercial customers that are retained as investments by the Company. Investments in leases originated and retained are financed through a borrowing facility at draw rates that approximate the net cash investment in the related lease. Accordingly, financing activities related to growth in the balance of leases held for investment do not significantly impact operating cash flow. In this context, the table below reconciles the major elements of operating funds flow allocable to leasing activities.

($ in thousands)                                FOR THE QUARTER ENDED MARCH 31,
                                                -------------------------------
                                                   2000                 1999
                                                ----------           ----------
Income before income taxes                        $  955               $460
Add back:
     Depreciation and amortization of
       goodwill and intangibles                       66                 76
     Provision expense                               359                383
                                                  ------               ----
                                                  $1,380               $919
                                                  ======               ====


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

       For purposes of disclosure in the 1999 Annual Report on Form 10-K, the Company performed various sensitivity analyses that quantify the net financial impact of hypothetical changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments which rely upon a number of critical assumptions. Actual experience may differ materially from the estimated. To the extent that yield curve shifts are non-parallel and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material. The Company has procedures in place that monitor whether material changes in market risk are likely to have occurred since December 31, 1999. The Company does not believe that there have been any material changes in market risk from those reported in the 1999 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 2.  - CHANGES IN SECURITIES AND USE OF PROCEEDS

           ON JANUARY 10, 2000, THE COMPANY ISSUED 100,000 SHARES OF ITS COMMON STOCK, PAR VALUE $0.01 PER SHARE, TO DOUGLAS K. FREEMAN AT A PRICE OF $4.50 PER SHARE. THE COMPANY BELIEVES THAT THE ISSUANCE OF THE SHARES TO MR. FREEMAN WAS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED, UNDER REGULATION D AND SECTION
           4 (2) PROMULGATED THEREUNDER BY VIRTUE OF HIS STATUS AS AN ACCREDITED INVESTOR.


ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

         - (a)   A LIST OF EXHIBITS FILED WITH THIS FORM 10-Q, ALONG WITH THE
                 EXHIBIT INDEX CAN BE FOUND ON PAGES A TO F FOLLOWING THE SIGNATURE PAGE.

         - (b) ON MARCH 29, 2000 THE COMPANY FILED A REPORT ON FORM 8-K ANNOUNCING A CHANGE IN ACCOUNTANTS.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                                (Registrant)


                                  /s/ Steven F. Herbert
                                  ---------------------------------------------
                                  Steven F. Herbert
                                  Corporate Senior Executive Vice President and Corporate Chief Financial Officer

                                  (signing in the capacity of (i) duly
                                  authorized officer of the registrant and
                                  (ii) principal financial officer of the
                                  registrant)




DATED:   May 14, 2000

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

         (B) Amendment to Phantom 401(k) Plan incorporated by reference to Exhibit
         10.17(B) of the Registrant's Quarterly Report on Form 10-Q for the period
         ended March 31, 1999                                                                               *

         (C) Merger and Transfer Agreement Between The Resource Bancshares Mortgage Group, Inc.
         and Fidelity Management Trust Company  incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1999.                                                                                *

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

10.21    Stock Investment Plan incorporated by reference to Exhibit 4.1 of the Registrant's                 *
         Registration No. 33-87536

10.22    (A) Amendment I to Stock Investment Plan incorporated by reference to                              *
         Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994

         (B) Amendment II to Stock Investment Plan dated November 30, 1998                                  *
         incorporated by reference To Exhibit 4.1(c) of the Registrant's
         Registration Statement No. 333-68909

         (C) Amendment III to Stock Investment Plan dated February 2, 2000                                ______

10.23    (A) Change of Control Agreement by and between Resource Bancshares Mortgage Group, Inc.
         and Douglas K. Freeman, dated as of January 10, 2000.                                            ______

         (B) Incentive Stock Option Agreement pursuant to Resource Bancshares
         Mortgage Group, Inc. Omnibus Stock Award Plan between Resource
         Bancshares Mortgage Group, Inc. and Douglas K. Freeman dated as of January 10, 2000              ______

         (C) Employment Agreement between Resource Bancshares Mortgage Group, Inc. and Douglas
         K. Freeman dated as of January 10, 2000                                                          ______

         (D) Indemnity Agreement between Resource Bancshares Mortgage Group, Inc. and Douglas
         K. Freeman dated as of January 10, 2000                                                          ______

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

         (B) ESOP Notes dated March 8, 1999, April 26, 1999, July 1, 1999 and October 1,                    *
         1999 between the Registrant and The Resource Bancshares Mortgage Group, Inc.
         Employee Stock Ownership Trust

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

                                       D


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----

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

         (C) Second Amendment to Agreement of Merger dated April 18, 1997 between Resource                  *

                                       E


EXHIBIT NO.                DESCRIPTION                                                                    PAGE
-----------                -----------                                                                    ----

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

10.52    The Resource Bancshares Mortgage Group, Inc. Nonqualified Deferred Compensation
         Plan effective April 1, 1999 incorporated by reference to Exhibit 10.52 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended June 30, 1999                                   *

10.53    Voluntary Employees' Beneficiary Association Trust for the Employees
         of Resource Bancshares Mortgage Group, Inc.                                                        *

10.54    Voluntary Employees' Beneficiary Association Plan for the Employees
         of Resource Bancshares Mortgage Group, Inc.                                                      _____

11.1     Statement re: Computation of Net Income per Common Share                                         _____

27.1     Financial Data Schedule                                                                          _____


----------------------------------

* Incorporated by reference

                                       F