Form 10-Q
period 2000-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2000-08-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from         to
                                -------    -------

Commission File Number 000-21786



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   STATE OF DELAWARE                                    57-0962375
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


   7909 Parklane Road,  Columbia, SC                        29223
 ----------------------------------------                 ----------
 (Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code   (803)741-3000

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file reports) and (ii) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO [ ]

The number of shares of common stock of the Registrant outstanding as of July 31, 2000 was 18,090,177.

                                     Page 1
                          Exhibit Index on Pages A to G

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                  Form 10-Q for the quarter ended June 30, 2000

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                                                        PAGE
                                                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements - (Unaudited)

            Condensed Consolidated Balance Sheet                                                           3

            Condensed Consolidated Statement of Income                                                     4

            Condensed Consolidated Statement of Changes in Stockholders' Equity                            5

            Condensed Consolidated Statement of Cash Flows                                                 6

            Notes to Condensed Consolidated Financial Statements                                           7

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                 13

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                    50

PART II.    OTHER INFORMATION                                                                             52

ITEM 4.     Submission of Matters to a Vote of Security Holders                                           52

ITEM 6.     Exhibits and Reports on Form 8-K                                                              52


SIGNATURES                                                                                                53

EXHIBIT INDEX                                                                                             A-G

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               ($ IN THOUSANDS)

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                              -----------         ------------
                                                                              (Unaudited)
ASSETS
Cash                                                                          $    22,073         $    30,478
Receivable from sale of mortgage-backed securities                                 69,943                  --
Receivables                                                                        29,212              40,219
Trading securities:
   Residual interests in subprime securitizations                                  48,878              54,382
Mortgage loans held for sale                                                      573,338             480,504
Lease receivables                                                                 177,410             155,559
Servicing rights, net                                                             164,979             177,563
Premises and equipment, net                                                        33,826              36,294
Accrued interest receivable                                                         2,305               1,691
Goodwill and other intangibles                                                     12,743              15,478
Other assets                                                                       32,332              35,014
                                                                              -----------         -----------
          Total assets                                                        $ 1,167,039         $ 1,027,182
                                                                              ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                         $   869,133         $   709,803
Long-term borrowings                                                                6,203               6,259
Accrued expenses                                                                   10,006              13,826
Other liabilities                                                                  91,633              84,822
                                                                              -----------         -----------
          Total liabilities                                                       976,975             814,710
                                                                              ===========         ===========


Preferred stock - par value $0.01 - 5,000,000 shares authorized;
 no shares issued or outstanding                                                       --                  --
Common stock - par value $0.01 - 50,000,000 shares authorized;
  31,637,331 shares issued at  June 30, 2000
   and December 31, 1999                                                              316                 316
Additional paid-in capital                                                        298,601             300,909
Retained earnings                                                                  38,225              56,506
Common stock held by subsidiary at cost - 7,767,099 shares at
  June 30, 2000 and December 31, 1999                                             (98,953)            (98,953)
Treasury stock - 5,641,804 and 4,686,391 shares at June 30, 2000
 and December 31, 1999, respectively                                              (42,878)            (41,148)
Unearned shares of employee stock ownership plan - 469,404 and 537,084
 shares at June 30, 2000 and December 31, 1999, respectively                       (5,247)             (5,158)
                                                                              -----------         -----------
          Total stockholders' equity                                              190,064             212,472
                                                                              ===========         ===========
          Total liabilities and stockholders' equity                          $ 1,167,039         $ 1,027,182
                                                                              ===========         ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                      ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       For the Six Months Ended        For the Quarter Ended
                                                                               June 30,                        June 30,
                                                                     ----------------------------    ----------------------------
                                                                         2000            1999            2000            1999
                                                                     ------------    ------------    ------------    ------------
REVENUES
Interest income                                                      $     34,289    $     47,533    $     18,995    $     21,959
Interest expense                                                          (25,012)        (32,850)        (13,834)        (14,656)
                                                                     ------------    ------------    ------------    ------------
Net interest income                                                         9,277          14,683           5,161           7,303
Net gain on sale of mortgage loans                                         17,996          60,452           9,349          24,402
Gain on sale of mortgage servicing rights                                   1,539           4,823             731           1,825
Servicing fees                                                             17,880          22,862           8,565          10,839
Mark-to-market on residual interests in subprime
  securitizations                                                          (9,446)         (3,967)         (1,771)         (2,618)
Other income                                                                4,374           3,753           2,318           2,286
                                                                     ------------    ------------    ------------    ------------

          Total revenues                                                   41,620         102,606          24,353          44,037
                                                                     ------------    ------------    ------------    ------------

EXPENSES
Salary and employee benefits                                               24,870          33,963          10,117          15,204
Occupancy expense                                                           6,836           6,097           3,516           3,187
Amortization and provision for impairment of mortgage
  servicing rights                                                         12,209          17,320           5,932           8,887
Provision expense                                                           3,683           5,396           1,682           2,341
General and administrative expenses                                        12,094          16,854           6,645           9,376
                                                                     ------------    ------------    ------------    ------------

          Total expenses                                                   59,692          79,630          27,892          38,995
                                                                     ------------    ------------    ------------    ------------

Income (loss) from continuing operations before income taxes              (18,072)         22,976          (3,539)          5,042
Income tax benefit (expense)                                                6,530          (8,269)          1,199          (1,853)
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations                                  (11,542)         14,707          (2,340)          3,189
Discontinued operations:
   Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $200)                             (2,000)                         (2,000)
   Operating profits (losses) of Laureate Capital Corp. for the six months ended June 30, 2000 and 1999 and for the
       quarter ended June 30, 2000 and 1999, respectively
   (less applicable income tax expense (benefit) of $(354), $(91),
       $111 and $128, respectively)                                          (660)           (210)            105             147
                                                                     ------------    ------------    ------------    ------------

Net income (loss)                                                    $    (14,202)   $     14,497    $     (4,235)   $      3,336
                                                                     ------------    ------------    ------------    ------------

Weighted average common shares outstanding -- Basic                    18,337,723      21,587,836      18,017,764      20,958,060
                                                                     ------------    ------------    ------------    ------------

Net income (loss) per common share from continuing operations
  -- Basic                                                           $      (0.63)   $       0.68    $      (0.13)   $       0.15
                                                                     ------------    ------------    ------------    ------------

Net income (loss) per common share from discontinued operations
  -- Basic                                                           $      (0.15)   $      (0.01)   $      (0.11)   $       0.01
                                                                     ------------    ------------    ------------    ------------

Weighted average common shares outstanding -- Diluted                  18,337,723      21,800,285      18,017,764      21,138,487
                                                                     ------------    ------------    ------------    ------------

Net income (loss) per common share from continuing operations
  -- Diluted                                                         $      (0.63)   $       0.67    $      (0.13)   $       0.15
                                                                     ------------    ------------    ------------    ------------

Net income (loss) per common share from discontinued operations
  -- Diluted                                                         $      (0.15)   $      (0.01)   $      (0.11)   $       0.01
                                                                     ------------    ------------    ------------    ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    ($ in thousands, except share information)
                                   (Unaudited)



                                             Common Stock               Additional                          Common
   Six Months Ended                     ------------------------         Paid-in         Retained        Stock Held by
    June 30, 1999                         Shares          Amount         Capital         Earnings          Subsidiary
   ----------------                     ----------        ------       -----------       --------        -------------

Balance, December 31, 1998              31,637,331        $  316        $ 307,114        $ 59,599        $  (98,953)

Issuance of restricted stock                                                  116

Cash dividends                                                                             (4,538)

Treasury stock purchases

Exercise of stock options                                                      (3)

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                                         56

Purchase of shares by Employee
  Stock Ownership Plan

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                                           (158)            (60)

Net income                                                                                 14,497

Total comprehensive income
                                        ----------        ------        ---------        --------        ----------

Balance, June 30, 1999                  31,637,331        $  316        $ 307,125        $ 69,498        $  (98,953)
                                        ==========        ======        =========        ========        ==========

                                                         Unearned Shares
                                                           of Employee        Total
                                        Treasury        Stock Ownership   Stockholders'
                                         Stock                Plan            Equity
                                   ------------------   ----------------  --------------
Balance, December 31, 1998              $(11,499)        $ (4,419)          252,158

Issuance of restricted stock               1,285                              1,401

Cash dividends                                                               (4,538)

Treasury stock purchases                 (25,700)                           (25,700)

Exercise of stock options                      7                                  4

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                        670               726

Purchase of shares by Employee
  Stock Ownership Plan                                     (1,500)           (1,500)

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                         1,882                              1,664

Net income

Total comprehensive income                                                   14,497
                                        --------         --------         ---------

Balance, June 30, 1999                  $(34,025)        $ (5,249)        $ 238,712
                                        ========         ========         =========

                                              Common Stock              Additional                          Common
   Six Months Ended                     ------------------------         Paid-in         Retained        Stock Held by
    June 30, 2000                         Shares          Amount         Capital         Earnings         Subsidiary
   ----------------                     ----------        ------       -----------       --------        -------------
Balance, December 31, 1999              31,637,331        $  316        $ 300,909        $ 56,506         $  (98,953)

Issuance of restricted stock                                                 (960)

Cash dividends                                                                             (4,046)

Treasury stock purchases

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                                        162

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                                         (1,510)            (33)

Net income (loss)                                                                         (14,202)

Total comprehensive income
                                        ----------        ------        ---------        --------         ----------
Balance, June 30, 2000                  31,637,331        $  316        $ 298,601        $ 38,225         $  (98,953)
                                        ==========        ======        =========        ========         ==========

                                                           Shares of          Total
                                        Treasury         Employee Stock    Stockholders'
                                         Stock           Ownership Plan       Equity
                                   ------------------   ----------------  --------------
Balance, December 31, 1999              $(41,148)        $ (5,158)        $ 212,472

Issuance of restricted stock               1,750                                790

Cash dividends                                                               (4,046)

Treasury stock purchases                  (6,212)                            (6,212)

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                        (89)               73

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                         2,732                              1,189

Net income (loss)

Total comprehensive income                                                  (14,202)
                                        --------         --------         ---------
Balance, June 30, 2000                  $(42,878)        $ (5,247)        $ 190,064
                                        ========         ========         =========

       The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE BANCSHARES MORTGAGE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             ---------------------------------
                                                                                 2000                 1999
                                                                             ------------         ------------
OPERATING ACTIVITIES
Net income                                                                    $   (11,542)        $    14,707
Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
  Depreciation and amortization                                                    17,197              19,609
  Employee Stock Ownership Plan compensation                                           73                 726
  Provision for estimated foreclosure losses and repurchased loans                  3,683               5,396
  Increase in receivables from sale of mortgage backed securities                 (69,942)                  0
  Decrease in receivables                                                          10,022              14,818
  Acquisition of mortgage loans                                                (2,431,376)         (5,646,110)
  Proceeds from sales of mortgage loans
    and mortgage-backed securities                                              2,396,952           6,338,641
  Acquisition of mortgage servicing rights                                        (71,133)           (166,706)
  Sales of mortgage servicing rights                                               72,237             163,045
  Net (loss) gain on sales of mortgage loans and servicing rights                  16,457             (65,275)
  (Increase) decrease in accrued interest on loans                                   (597)                703
  Increase in lease receivables                                                   (23,372)            (25,918)
  Decrease (increase) in other assets                                               4,077              (4,605)
  Decrease (increase) in residual certificates                                      5,504              (5,114)
  Increase in accrued expenses and other liabilities                                1,481              11,754
                                                                              -----------         -----------
Net cash (used in) provided by operating activities                               (80,279)            655,671
                                                                              -----------         -----------

INVESTING ACTIVITIES
Purchases of premises and equipment                                                (1,857)             (5,598)
Disposition of premises and equipment                                                 652                   0
Discontinued operations                                                            (1,706)             (1,502)
                                                                              -----------         -----------
Net cash used in investing activities                                              (2,911)             (7,100)
                                                                              -----------         -----------
FINANCING ACTIVITIES
Proceeds from borrowings                                                        3,802,900          18,649,983
Repayment of borrowings                                                        (3,719,836)        (19,275,859)
Issuance of restricted stock                                                          790               1,401
Shares issued under Dividend Reinvestment and Stock Purchase Plan
    and Stock Investment Plan                                                       1,189               1,664
Acquisition of treasury stock                                                      (6,212)            (25,700)
Cash dividends                                                                     (4,046)             (4,538)
Exercise of stock options                                                               0                   4
Loans to Employee Stock Ownership Plan                                                  0              (1,500)
                                                                              -----------         -----------
Net cash provided  by (used in) financing activities                               74,785            (654,545)
                                                                              -----------         -----------

Net increase (decrease) in cash                                                    (8,405)             (5,974)
Cash, beginning of year                                                            30,478              18,124
                                                                              -----------         -----------
Cash, end of year                                                             $    22,073         $    12,150
                                                                              ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

         During the first six months of 2000, management and the Board of Directors reconsidered the Company's current positioning in the market and its corporate, management and leadership structures. As a result, the Company is reorganizing around the primary business processes that are critical to achieving its new vision: production/sales, customer fulfillment, servicing and portfolio management. These business units will continue to be centrally supported by traditional corporate functions. Segment reporting, which is done based upon the current holding company organization structure, will change in future periods when the new organization structure is fully implemented.

         Certain prior period amounts have been reclassified to conform to current period presentation and for comparability purposes.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). However, early adoption is permitted. The FASB has a Derivatives Implementation Group ("DIG") that is assisting various industry groups in interpreting SFAS No. 133. The DIG has numerous open issues relating to the mortgage banking industry. As a result, the Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

Note 2 - Earnings (Loss) Per Share:

         The following is a reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations for the six months and quarter ended June 30, 2000 and 1999, respectively:

         ($ IN THOUSANDS)                                  FOR THE SIX MONTHS ENDED               FOR THE QUARTER ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                      --------------------------------        --------------------------------
                                                          2000                1999                2000                 1999
                                                      ------------         -----------        ------------         -----------
         Net income from continuing operations        $    (11,542)        $    14,707        $     (2,340)        $     3,189
                                                      ------------         -----------        ------------         -----------
         Average common shares outstanding              18,337,723          21,587,836          18,017,764          20,958,060
                                                      ------------         -----------        ------------         -----------
         Earnings per share - basic                   $      (0.63)        $      0.68        $      (0.13)        $      0.15
                                                      ------------         -----------        ------------         -----------
         Dilutive stock options                                 --             212,449                  --             180,427
         Average common and common equivalent
             shares outstanding                         18,337,723          21,800,285          18,017,764          21,138,487
                                                      ------------         -----------        ------------         -----------
         Earnings per share - diluted                 $      (0.63)        $      0.67        $      (0.13)        $      0.15
                                                      ============         ===========        ============         ===========

         During the second quarter, the Company decided to dispose of its commercial mortgage operation, Laureate Capital, Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. Accordingly, the Company recorded a $2 million after-tax charge during the quarter, primarily related to the write-off of intangible assets of Laureate. The following is a reconciliation of basic earnings (loss) per share from discontinued operations to diluted earnings
(loss) per share from discontinued operations for the six months and quarter ended June 30, 2000 and 1999, respectively:

         ($ IN THOUSANDS)                                  FOR THE SIX MONTHS ENDED               FOR THE QUARTER ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                      --------------------------------        --------------------------------
                                                          2000                1999                2000                 1999
                                                      ------------         -----------        ------------         -----------
         Net income from discontinued operations      $     (2,660)        $      (210)       $     (1,895)        $       147
                                                      ------------         -----------        ------------         -----------
         Average common shares outstanding              18,337,723          21,587,836          18,017,764          20,958,060
                                                      ------------         -----------        ------------         -----------
         Earnings per share - basic                   $      (0.15)        $     (0.01)       $      (0.11)        $      0.01
                                                      ------------         -----------        ------------         -----------
         Dilutive stock options                                 --             212,449                  --             180,427
         Average common and common equivalent shares
             outstanding                                18,337,723          21,800,285          18,017,764          21,138,487
                                                      ------------         -----------        ------------         -----------
         Earnings per share - diluted                 $      (0.15)        $     (0.01)       $      (0.11)        $      0.01
                                                      ============         ===========        ============         ===========

         The following is a reconciliation of combined basic earnings (loss) per share from operations to diluted earnings (loss) per share from operations for the six months and quarter ended June 30, 2000 and 1999, respectively:


         ($ IN THOUSANDS)                                  FOR THE SIX MONTHS ENDED                FOR THE QUARTER ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                      --------------------------------        --------------------------------
                                                           2000                1999                2000                1999
                                                      ------------         -----------        ------------         -----------
         Net income from operations                   $    (14,202)        $    14,497        $     (4,235)        $     3,336
                                                      ------------         -----------        ------------         -----------
         Average common shares outstanding              18,337,723          21,587,836          18,017,764          20,958,060
                                                      ------------         -----------        ------------         -----------
         Earnings per share - basic                   $      (0.78)        $      0.67        $      (0.24)        $      0.16
                                                      ------------         -----------        ------------         -----------
         Dilutive stock options                                 --             212,449                  --             180,427
         Average common and common equivalent shares
             outstanding                                18,337,723          21,800,285          18,017,764          21,138,487
                                                      ------------         -----------        ------------         -----------
         Earnings per share - diluted                 $      (0.78)        $      0.66        $      (0.24)        $      0.16
                                                      ============         ===========        ============         ===========


Note 3 - Allocated Revenues and Expenses:

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the six months and the quarter ended June 30, 2000 and 1999, respectively:

                                                                       AGENCY-ELIGIBLE
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (1) (2)               --------------------------------------------------
($ IN THOUSANDS)                                              PRODUCTION          SERVICING         REINSURANCE       SUBPRIME
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                           $    913           $ (2,316)          $   (39)          $  6,657
Net gain on sale of mortgage loans                              11,817                 --                --              6,179
Gain on sale of mortgage servicing rights                           --              1,539                --                 --
Servicing fees                                                      --             17,906                --                 --
Mark to market on residual interests in subprime
 securitizations                                                    --                 --                --             (9,446)
Other income                                                       432                248             1,595              1,320
                                                              --------           --------           -------           --------
   Total revenues                                               13,162             17,377             1,556              4,710
                                                              --------           --------           -------           --------
Salary and employee benefits                                    13,123              1,373                90              7,126
Occupancy expense                                                5,523                111                --              1,305
Amortization and provision for impairment
  of mortgage servicing rights                                      --             12,209                --                 --
Provision expense                                                1,252                 --                --                910
General and administrative expenses                              5,137              2,020               172              3,145
                                                              --------           --------           -------           --------
   Total expenses                                               25,035             15,713               262             12,486
                                                              --------           --------           -------           --------
Income (loss) before income taxes                              (11,873)             1,664             1,294             (7,776)
Income tax benefit (expense)                                     4,369               (612)             (454)             2,763
                                                              --------           --------           -------           --------
Income (loss) from continuing operations                      $ (7,504)          $  1,052           $   840           $ (5,013)
Discontinued operations:
    Loss on sale of operating assets of
         Laureate Capital Corp. (less applicable
         income taxes of $200)
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $354)
                                                              --------           --------           -------           --------
Net income (loss)                                             $ (7,504)          $  1,052           $   840           $ (5,013)
                                                              ========           ========           =======           ========


FOR THE SIX MONTHS ENDED JUNE 30, 2000 (1) (2)           COMMERCIAL
($ IN THOUSANDS)                                          MORTGAGE       LEASING    TOTAL SEGMENTS  OTHER/ELIMINATION  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                        $    --        $ 4,420        $  9,635        $  (358)       $  9,277
Net gain on sale of mortgage loans                              --             --          17,996             --          17,996
Gain on sale of mortgage servicing rights                       --             --           1,539             --           1,539
Servicing fees                                                  --            232          18,138           (258)         17,880
Mark to market on residual interests in subprime
 securitizations                                                --             --          (9,446)            --          (9,446)
Other income                                                    --            566           4,161            213           4,374
                                                           -------        -------        --------        -------        --------
   Total revenues                                               --          5,218          42,023           (403)         41,620
                                                           -------        -------        --------        -------        --------
Salary and employee benefits                                    --          1,438          23,150          1,720          24,870
Occupancy expense                                               --            246           7,185           (349)          6,836
Amortization and provision for impairment
  of mortgage servicing rights                                  --             --          12,209             --          12,209
Provision expense                                               --          1,521           3,683             --           3,683
General and administrative expenses                             --            622          11,096            998          12,094
                                                           -------        -------        --------        -------        --------
   Total expenses                                               --          3,827          57,323          2,369          59,692
                                                           -------        -------        --------        -------        --------
Income (loss) before income taxes                               --          1,391         (15,300)        (2,772)        (18,072)
Income tax benefit (expense)                                    --           (556)          5,510          1,020           6,530
                                                           -------        -------        --------        -------        --------
Income (loss) from continuing operations                   $    --        $   835        $ (9,790)       $(1,752)       $(11,542)
Discontinued operations:
    Loss on sale of operating assets of
         Laureate Capital Corp. (less applicable
         income taxes of $200)                              (2,000)                        (2,000)                        (2,000)
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $354)          (660)                          (660)                          (660)
                                                           -------        -------        --------        -------        --------
Net income (loss)                                          $(2,660)       $   835        $(12,450)       $(1,752)       $(14,202)
                                                           =======        =======        ========        =======        ========




(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2) See discussion of unusual items in Management's Discussion and Analysis.

                                                                               AGENCY-ELIGIBLE
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (1)                   --------------------------------------------------
($ IN THOUSANDS)                                              PRODUCTION          SERVICING         REINSURANCE       SUBPRIME
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                          $  6,412           $ (2,383)          $     --           $  7,456
Net gain on sale of mortgage loans                             50,078                 --             10,374                 --
Gain on sale of mortgage servicing rights                          --              4,823                 --                 --
Servicing fees                                                     --             22,535                 --                 --
Mark to market on residual interests in subprime
  securitizations                                              (3,967)            (3,967)            (3,967)
Other income                                                       17                344                441              2,408
                                                             --------           --------           --------           --------
   Total revenues                                              56,507             25,319                441             16,271
                                                             --------           --------           --------           --------
Salary and employee benefits                                   22,540              1,805                 --              6,784
Occupancy expense                                               3,693                207                 --              1,252
Amortization and provision for impairment                          --                 --
  of mortgage servicing rights                                     --             17,320                 --                 --
Provision expense                                               3,672                122                932                670
General and administrative expenses                             8,884              3,478                 82              3,529
                                                             --------           --------           --------           --------
   Total expenses                                              38,789             22,810                204             12,497
                                                             --------           --------           --------           --------
Income (loss) before income taxes                              17,718              2,509                237              3,774
Income tax benefit (expense)                                   (6,277)              (792)               (84)            (1,411)
                                                             --------           --------           --------           --------
Income (loss) from continuing operations                     $ 11,441           $  1,717           $    153           $  2,363
Discontinued operations:
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $91)
                                                             --------           --------           --------           --------
Net income (loss)                                            $ 11,441           $  1,717           $    153           $  2,363
                                                             ========           ========           ========           ========


FOR THE SIX MONTHS ENDED JUNE 30, 1999 (1)              COMMERCIAL
($ IN THOUSANDS)                                         MORTGAGE        LEASING    TOTAL SEGMENTS  OTHER/ELIMINATION  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                    $    --         $  3,389        $  14,874        $   (191)       $  14,683
Net gain on sale of mortgage loans                          --           60,452               --              --           60,452
Gain on sale of mortgage servicing rights                   --               --            4,823              --            4,823
Servicing fees                                              --              327           22,862              --           22,862
Mark to market on residual interests in subprime
  securitizations
Other income                                                --              534            3,744               9            3,753
                                                       -------         --------        ---------        --------        ---------
   Total revenues                                           --            4,250          102,788            (182)         102,606
                                                       -------         --------        ---------        --------        ---------
Salary and employee benefits                                --            1,353           32,482           1,481           33,963
Occupancy expense                                           --              214            5,366             731            6,097
Amortization and provision for impairment
  of mortgage servicing rights                              --               --           17,320              --           17,320
Provision expense                                        5,396            5,396
General and administrative expenses                         --              686           16,659             195           16,854
                                                       -------         --------        ---------        --------        ---------
   Total expenses                                           --            2,923           77,223           2,407           79,630
                                                       -------         --------        ---------        --------        ---------
Income (loss) before income taxes                           --            1,327           25,565          (2,589)          22,976
Income tax benefit (expense)                                --             (543)          (9,107)            838           (8,269)
                                                       -------         --------        ---------        --------        ---------
Income (loss) from continuing operations               $    --         $    784        $  16,458        $ (1,751)       $  14,707
Discontinued operations:
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $91)       (210)                             (210)                            (210)
                                                       -------         --------        ---------        --------        ---------
Net income (loss)                                      $  (210)        $    784        $  16,248        $ (1,751)       $  14,497
                                                       =======         ========        =========        ========        =========

(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                                             AGENCY-ELIGIBLE
FOR THE QUARTER ENDED JUNE 30, 2000 (1) (2)               ------------------------------------------------
($ IN THOUSANDS)                                           PRODUCTION        SERVICING         REINSURANCE       SUBPRIME
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                       $    675           $(1,019)          $   (23)          $ 3,571
Net gain on sale of mortgage loans                           5,611                --                --             3,738
Gain on sale of mortgage servicing rights                       --               731                --                --
Servicing fees                                                  --             8,541                --                --
Mark to market on residual interests in subprime
  securitizations                                               --                --                --            (1,771)
Other income                                                   312               120               849               427
                                                          --------           -------           -------           -------
   Total revenues                                            6,598             8,373               826             5,965
                                                          --------           -------           -------           -------
Salary and employee benefits                                 6,235               680                48             1,581
Occupancy expense                                            2,833                56                --               676
Amortization and provision for impairment
  of mortgage servicing rights                                  --             5,932                --                --
Provision expense                                              352                --                --               168
General and administrative expenses                          2,623             1,082                83             1,691
                                                          --------           -------           -------           -------
   Total expenses                                           12,043             7,750               131             4,116
                                                          --------           -------           -------           -------
Income (loss) before income taxes                           (5,445)              623               695             1,849
Income tax benefit (expense)                                 1,986              (226)             (244)             (758)
                                                          --------           -------           -------           -------
Income (loss) from continuing operations                  $ (3,459)          $   397           $   451           $ 1,091
Discontinued operations:
    Loss on sale of operating assets of Laureate
         Capital Corp. (less applicable income
          taxes of $200)
   Operating profits of Laureate Capital Corp.
        (less applicable income taxes of $111)
                                                          --------           -------           -------           -------
Net income (loss)                                         $ (3,459)          $   397           $   451           $ 1,091
                                                          ========           =======           =======           =======

FOR THE QUARTER ENDED JUNE 30, 2000 (1) (2)             COMMERCIAL
($ IN THOUSANDS)                                         MORTGAGE        LEASING    TOTAL SEGMENTS  OTHER/ELIMINATION  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                       $    --       $ 2,293           $  5,497           $  (336)     $  5,161
Net gain on sale of mortgage loans                             --            --              9,349                --         9,349
Gain on sale of mortgage servicing rights                      --            --                731                --           731
Servicing fees                                                 --           133              8,674              (109)        8,565
Mark to market on residual interests in subprime
  securitizations                                              --            --             (1,771)               --        (1,771)
Other income                                                   --           304              2,012               306         2,318
                                                          -------       -------           --------           -------      --------
   Total revenues                                              --         2,730             24,492              (139)       24,353
                                                          -------       -------           --------           -------      --------
Salary and employee benefits                                   --           678              9,222               895        10,117
Occupancy expense                                              --           126              3,691              (175)        3,516
Amortization and provision for impairment
  of mortgage servicing rights                                 --            --              5,932                --         5,932
Provision expense                                              --         1,162              1,682                --         1,682
General and administrative expenses                            --           328              5,807               838         6,645
                                                          -------       -------           --------           -------      --------
   Total expenses                                              --         2,294             26,334             1,558        27,892
                                                          -------       -------           --------           -------      --------
Income (loss) before income taxes                              --           436             (1,842)           (1,697)       (3,539)
Income tax benefit (expense)                                   --          (180)               578               621         1,199
                                                          -------       -------           --------           -------      --------
Income (loss) from continuing operations                  $    --       $   256           $ (1,264)          $(1,076)     $ (2,340)
Discontinued operations:
    Loss on sale of operating assets of Laureate
         Capital Corp. (less applicable income
          taxes of $200)                                   (2,000)                          (2,000)                         (2,000)
   Operating profits of Laureate Capital Corp.
        (less applicable income taxes of $111)                105                              105                             105
                                                          -------       -------           --------           -------      --------
Net income (loss)                                         $(1,895)      $   256           $ (3,159)          $(1,076)     $ (4,235)
                                                          =======       =======           ========           =======      ========



(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2) See discussion of unusual items in Management's Discussion and Analysis.

                                                                             AGENCY-ELIGIBLE
FOR THE QUARTER ENDED JUNE 30, 1999 (1) (2)               ------------------------------------------------
($ IN THOUSANDS)                                           PRODUCTION        SERVICING         REINSURANCE       SUBPRIME
-----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                       $  2,651           $   (994)          $  --           $  3,983
Net gain on sale of mortgage loans                          16,885                 --              --              7,517
Gain on sale of mortgage servicing rights                       --              1,825              --                 --
Servicing fees                                                  --             10,832              --                 --
Mark to market on residual interests in subprime
  securitizations                                               --                 --              --             (2,618)
Other income                                                   (65)               183            (211)             1,991
                                                          --------           --------           -----           --------
   Total revenues                                           19,471             11,846            (211)            10,873
                                                          --------           --------           -----           --------
Salary and employee benefits                                10,902                907              --              3,483
Occupancy expense                                            1,759                100              --                669
Amortization and provision for impairment
  of mortgage servicing rights                                  --              8,887              --                 --
Provision expense                                            1,564                 --              57                433
General and administrative expenses                          5,330              1,617              55              2,040
                                                          --------           --------           -----           --------
   Total expenses                                           19,555             11,511             112              6,625
                                                          --------           --------           -----           --------
Income (loss) before income taxes                              (84)               335            (323)             4,248
Income tax benefit (expense)                                    90                (19)            113             (1,579)
                                                          --------           --------           -----           --------
Income (loss) from continuing operations                  $      6           $    316           $(210)          $  2,669
Discontinued operations:

   Operating profits of Laureate Capital Corp.
        (less applicable income taxes of $128)
                                                          --------           --------           -----           --------
Net income (loss)                                         $      6           $    316           $(210)          $  2,669
                                                          ========           ========           =====           ========

FOR THE QUARTER ENDED JUNE 30, 1999 (1) (2)             COMMERCIAL
($ IN THOUSANDS                                          MORTGAGE        LEASING    TOTAL SEGMENTS  OTHER/ELIMINATION  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------

(UNAUDITED)
Net interest income                                    $ --       $ 1,744        $  7,384        $ (81)       $  7,303
Net gain on sale of mortgage loans                       --            --          24,402           --          24,402
Gain on sale of mortgage servicing rights                --            --           1,825           --           1,825
Servicing fees                                           --           166          10,998         (159)         10,839
Mark to market on residual interests in subprime
  securitizations                                        --            --          (2,618)          --          (2,618)
Other income                                             --           383           2,281            5           2,286
                                                       ----       -------        --------        -----        --------
   Total revenues                                        --         2,293          44,272         (235)         44,037
                                                       ----       -------        --------        -----        --------
Salary and employee benefits                             --           713          16,005         (801)         15,204
Occupancy expense                                        --           110           2,638          549           3,187
Amortization and provision for impairment
  of mortgage servicing rights                           --            --           8,887           --           8,887
Provision expense                                        --           287           2,341           --           2,341
General and administrative expenses                      --           316           9,358           18           9,376
                                                       ----       -------        --------        -----        --------
   Total expenses                                        --         1,426          39,229         (234)         38,995
                                                       ----       -------        --------        -----        --------
Income (loss) before income taxes                        --           867           5,043           (1)          5,042
Income tax benefit (expense)                             --          (351)         (1,746)        (107)         (1,853)
                                                       ----       -------        --------        -----        --------
Income (loss) from continuing operations               $ --       $   516        $  3,297        $(108)       $  3,189
Discontinued operations:
   Operating profits of Laureate Capital Corp.
        (less applicable income taxes of $128)          147                           147                          147
                                                       ----       -------        --------        -----        --------

Net income (loss)                                      $147       $   516        $  3,444        $(108)       $  3,336
                                                       ====       =======        ========        =====        ========


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

Note 4 - Proposed Disposal of Commercial Mortgage Segment:

         During the second quarter, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. Accordingly, the Company recorded a $2 million after-tax charge during the quarter, primarily related to the write-off of intangible assets of Laureate.

Note 4 - Changes to Benefit Plans:

         The Company amended its defined benefit pension plan to freeze benefits under the plan. Simultaneously, the Company changed the benefits available to employees under its 401(k) plan. The combined impact of the curtailment of pension plan benefits and the change of 401(k) benefits was to increase pre-tax income by $0.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1999 Annual Report on Form 10-K. Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described herein or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999: (i) interest rate risks, (ii) changes in economic conditions, (iii) competition, (iv) possible changes in regulations and related matters, (v) litigation affecting the mortgage banking business, (vi) delinquency and default risks, (vii) changes in the market for servicing rights, mortgage loans and lease receivables, (viii) environmental matters,
(ix) changes in the demand for mortgage loans and leases, (x) changes in the value of residual interests in subprime securitizations, (xi) prepayment risks,
(xii) changes in accounting estimates and (xiii) availability of funding sources and other risks and uncertainties. The Company disclaims any obligation to update any forward-looking statements.

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

LOAN AND LEASE PRODUCTION

         A summary of production by source for the periods indicated is set forth below:

($ IN THOUSANDS)                                 AT OR FOR THE SIX MONTHS        AT OR FOR THE QUARTER
                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                               ---------------------------     ---------------------------
                                                  2000            1999            2000            1999
                                               -----------     -----------     -----------     -----------
Agency-Eligible Loan Production:
    Correspondent                              $ 2,027,643     $ 4,120,525     $ 1,113,609     $ 1,692,504
    Wholesale                                      543,221       1,155,730         295,133         443,908
                                               -----------     -----------     -----------     -----------
Total Agency-Eligible Loan Production            2,570,864       5,276,255       1,408,742       2,136,412
    Subprime Loan Production                       321,314         369,855         168,830         185,744
    Commercial Mortgage (for Investors and
      Conduits) Loan Production                    375,003         308,102         279,528         157,950
    Lease Production                                53,300          44,865          29,054          24,340
                                               -----------     -----------     -----------     -----------
Total Mortgage Loan and Lease Production       $ 3,320,481     $ 5,999,077     $ 1,886,154     $ 2,504,446
                                               ===========     ===========     ===========     ===========

         The Company purchases agency-eligible mortgage loans through its correspondents and originates loans through its wholesale and subprime divisions. The Company also has a small-ticket commercial equipment lease operation and a commercial mortgage loan business. Correspondent operations accounted for 61% and 69% of the Company's total production for the six months ended June 30, 2000 and 1999. Wholesale and subprime production accounted for 16% and 10%, respectively, of the Company's production for the six months ended June 30, 2000 and 19% and 6%, respectively, of the Company's production for the six months ended June 30, 1999. Lease and commercial mortgage production accounted for 13% and 6% of the Company's total production for the first six months of 2000 and 1999, respectively. A summary of key information relevant to industry loan production activity is set forth below:


                                                             AT OR FOR THE QUARTER ENDED JUNE 30,
                                                             ------------------------------------
                                                                 2000                    1999
                                                             -------------          -------------
U.S. 1-4 Family Mortgage Originations Statistics (1):
    U.S. 1-4 Family Mortgage Originations                    $ 276,000,000          $ 368,000,000
    Adjustable Rate Mortgage Market Share                            31.00%                 16.00%
    Estimated Fixed Rate Mortgage Originations               $ 191,000,000          $ 309,000,000

Company Information:
    Residential Loan Production                              $   1,577,572          $   2,322,156
    Estimated Company Market Share                                    0.57%                  0.63%

(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company's total residential mortgage production decreased by 32% to $1.6 billion for the second quarter of 2000 from $2.3 billion for the second quarter of 1999. During the second quarter of 2000, interest rates were higher than during the second quarter of 1999, resulting in a decrease in industry wide residential loan originations of 25%. Likewise, the higher rate environment resulted in an increase in ARM market share in the second quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the marketplace during the quarter.

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

($ IN THOUSANDS)                                     AT OR FOR THE SIX MONTHS             AT OR FOR THE QUARTER
                                                           ENDED JUNE 30,                      ENDED JUNE 30,
                                                   ----------------------------        ----------------------------
                                                      2000             1999               2000             1999
                                                   -----------      -----------        -----------      -----------
Correspondent Loan Production                      $ 2,027,643      $ 4,120,525        $ 1,113,609      $ 1,692,504
Estimated Correspondent Market Share (1)                 0.43%            0.57%              0.40%            0.46%
Approved Correspondents                                    923              867                923              867
Correspondent Division Expenses                    $    20,082      $    32,365        $     9,515      $    15,303

(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company's correspondent loan production decreased by 34% to $1.1 billion for the second quarter of 2000 from $1.7 billion for the second quarter of 1999. During the second quarter of 2000, interest rates were higher than during the second quarter of 1999, resulting in a decrease in industry wide residential loan originations of 25%. Likewise, the higher rate environment resulted in an increase in ARM market share in the second quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the market place during the quarter. The correspondent division expenses decreased by 38% to $9.5 million for the second quarter of 2000 from $15.3 million for the second quarter of 1999 primarily due to the decrease in correspondent production during the same period.

Wholesale Loan Production

         The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The Company's wholesale branches and regional operating centers handle all shipping and follow-up procedures on loans. Typically, mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing and underwriting of the loans. Although the establishment of wholesale branch offices and regional operating centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each branch office and regional operating center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. In 1999, the Company closed certain branches and established regional operations centers to better facilitate service to larger geographic areas. The Company's nationwide salesforce is supported by these regional operating centers. A summary of key information relevant to the Company's wholesale production activities is set forth below:

  ($ IN THOUSANDS)                                        AT OR FOR THE SIX MONTHS           AT OR FOR THE QUARTER
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                          ------------------------         -------------------------
                                                            2000          1999                2000           1999
                                                          ------------------------         -------------------------
  Wholesale Loan Production                               $ 543,221     $1,155,730         $  295,133     $  443,908
  Estimated Wholesale Market Share (1)                         0.11%          0.16%              0.11%          0.12%
  Wholesale Division Direct Operating Expenses            $   4,953     $    8,474         $    2,528     $    3,917
  Approved Brokers                                            4,123          3,669              4,123          3,669
  Regional Operation Centers                                      5             --                  5             --
  Number of Branches                                              2             17                  2             17
  Number of Employees                                            96            186                 96            186

 (1) Source:  Mortgage Bankers Association of America, Economics Department.

         Wholesale loan production decreased 34% ($148.8 million) from $443.9 million for the second quarter of 1999 to $295.1 million for the second quarter of 2000. During the second quarter of 2000, interest rates were higher than during the second quarter of 1999, resulting in a decrease in industry wide residential loan origination of 25%. Likewise, the higher rate environment resulted in an increase in ARM market share in the second quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the market place during the quarter.

Subprime Loan Production

     The Company conducts subprime business through its wholly-owned subsidiary, Meritage Mortgage Corporation (Meritage). A summary of key information relevant to the Company's subprime production activities is set forth below:

  ($ IN THOUSANDS)                                         AT OR FOR THE SIX MONTHS          AT OR FOR THE QUARTER
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                           ------------------------         ------------------------
                                                             2000            1999             2000            1999
                                                           ------------------------         ------------------------
  Subprime Loan Production                                 $321,314        $369,855         $168,830        $185,744
  Estimated Subprime Market Share (1)                          0.07%           0.05%            0.06%           0.05%
  Subprime Division Direct Operating Expenses              $ 12,486        $ 12,497         $  4,116        $  6,542
  Number of Brokers                                           3,711           2,182            3,711           2,182
  Number of Employees                                           261             332              261             332
  Number of Branches                                             10              19               10              19

         Subprime loan production decreased by 9% to $168.8 million for the second quarter of 2000 as compared to $185.7 million during the second quarter of 1999 primarily due to a decrease in industry wide residential loan originations of 25%. Subprime division direct operating expenses decreased by 37% to $4.1 million for the second quarter of 2000 as compared to $6.5 million during the second quarter of 1999. This reduction in expenses is primarily due to a decrease in production between quarters. Also, the Company made certain changes in the organization at its subprime units resulting in a net reduction in previously established reorganization reserves. The Company amended its defined benefit pension plan to freeze benefits under the plan and simultaneously changed the benefits available to employees under its 401(k) plan. The combined effect of such changes resulted in a decrease of subprime division direct operating expenses of $0.8 million during the quarter. Between June 30, 1999 and 2000, respectively, the Company increased the number of its subprime brokers by 1,529. The number of branches declined from 19 at June 30, 1999 to 10 as of June 30, 2000 as the Company reassessed the geographic regions that each branch covers.

Commercial Mortgage Production

         During the second quarter, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. Accordingly, the Company recorded a $2 million after-tax charge during the quarter, primarily related to the write-off of intangible assets of Laureate.

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


  ($ IN THOUSANDS)                                         AT OR FOR THE SIX MONTHS          AT OR FOR THE QUARTER
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                           ------------------------         ------------------------
                                                            2000            1999              2000            1999
                                                           ------------------------         ------------------------
  Lease Production                                         $ 53,300        $ 44,865         $ 29,054        $ 24,340
  Lease Division Direct Operating Expenses                 $  3,827        $  2,923         $  2,294        $  1,426
  Number of Brokers                                             173             198              173             198
  Number of Employees                                            70              66               70              66


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

         A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

  ($ IN THOUSANDS)                                     AT OR FOR THE SIX MONTHS          AT OR FOR THE QUARTER
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------     ----------------------------
                                                         2000            1999             2000            1999
                                                     ------------    ------------     ------------    ------------
  Underlying Unpaid Principal Balances:
      Beginning Balance *                            $  7,822,394    $  9,865,100     $  7,713,046    $  9,735,754
      Agency-Eligible Loan Production (net of
           servicing- released production) *            2,482,696       5,265,702        1,382,399       2,132,353
      Bulk Acquisitions*                                       --              --                -               -
      Net Change in Work-in-Progress*                      70,642         196,507           (6,497)          6,052
      Sales of Servicing*                              (2,579,819)     (6,104,726)      (1,451,283)     (3,101,473)
      Paid-In-Full Loans*                                (254,756)       (649,056)        (147,947)       (283,327)
      Amortization, Curtailments and Other, net*         (101,071)       (162,837)         (49,632)        (78,669)
                                                     ------------    ------------     ------------    -------------
      Ending Balance*                                   7,440,086       8,410,690        7,440,086       8,410,690
      Subservicing Ending Balance                       1,089,014       3,111,358        1,089,014       3,111,358
                                                     ------------    ------------     ------------    ------------
  Total Underlying Unpaid Principal Balances         $  8,529,100    $ 11,522,048     $  8,529,100    $ 11,522,048

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio. The ending balance for the second quarter of 2000 and 1999, respectively, includes $194,553 and -0-, respectively, of subprime loans being temporarily serviced until these loans are sold.

         Of the $7.4 billion and $8.4 billion unpaid principal balance at June 30, 2000 and 1999, $5.7 billion and $5.9 billion, respectively, of the related mortgage servicing right asset is classified as available-for-sale, while $1.7 billion and $2.5 billion, respectively, of the related mortgage servicing right asset is classified as held-for-sale.

         A summary of agency-eligible servicing statistics follows:

  ($ IN THOUSANDS)                                     AT OR FOR THE SIX MONTHS          AT OR FOR THE QUARTER
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------     ---------------------------
                                                         2000            1999             2000            1999
                                                     ------------    ------------     -----------    ------------
  Average Underlying Unpaid Principal Balances
      (including subservicing)                        $ 9,163,193    $ 13,110,771     $ 9,024,206    $ 12,739,230
  Weighted Average Note Rate*                                7.64%           7.30%           7.64%           7.30%
  Weighted Average Servicing Fee*                            0.43%           0.43%           0.43%           0.43%
  Delinquency (30+ days) Including Bankruptcies
      and Foreclosures*                                      2.22%           2.27%           2.22%           2.27%
  Number of Servicing Division Employees                       80             149              80             149

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio.

         The $3.7 billion, or 29%, decrease in the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the second quarter of 2000 as compared to the second quarter of 1999 is primarily related to the Company's decreased loan production volumes during the second quarter of 2000. Since the Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination, decreased production volumes generally result in a lower volume of mortgage servicing rights held in inventory pending sale.

Lease Servicing

         Republic Leasing services leases that are owned by it and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

                                                         AT OR FOR THE QUARTER ENDED JUNE 30,
                                                       ----------------------------------------
($ IN THOUSANDS)                                          2000                          1999
                                                       ------------                ------------
Owned Lease Servicing Portfolio                        $    174,344                $    124,139
Serviced For Investors Servicing Portfolio                    7,588                      24,068
                                                       ------------                ------------
Total Managed Lease Servicing Portfolio                $    181,932                $    148,207
                                                       ============                ============
Weighted Average Net Yield For Managed Lease
 Servicing Portfolio                                          10.67%                      10.76%
Delinquencies (30+ Days) Managed Lease
  Servicing Portfolio                                          2.24%                       1.49%


Consolidated Coverage Ratios

         A summary of the Company's consolidated ratios of servicing fees and interest income from owned leases to cash operating expenses net of amortization and depreciation follows:

($ IN THOUSANDS)                                                 AT OR FOR THE SIX MONTHS             AT OR FOR THE QUARTER
                                                                       ENDED JUNE 30,                      ENDED JUNE 30,
                                                               -----------------------------       -----------------------------
                                                                  2000              1999               2000              1999
                                                               -----------       -----------       -----------       -----------
Total Company Servicing Fees                                   $    17,880       $    24,995       $     8,565       $    11,997
Net Interest Income from Owned Leases                                4,420             3,389             2,293             1,744
                                                               -----------       -----------       -----------       -----------
Total Servicing Fees and Interest from Owned Leases            $    22,300       $    28,384       $    10,858       $    13,741
                                                               -----------       -----------       -----------       -----------
Total Company Operating Expenses                               $    59,692       $    79,630       $    27,892       $    38,995
Total Company Amortization and Depreciation                        (17,197)          (20,778)           (7,697)          (10,240)
                                                               -----------       -----------       -----------       -----------
Total Company Operating Expenses, Net of
   Amortization and Depreciation                               $    42,495       $    58,852       $    20,195       $    28,755
                                                               -----------       -----------       -----------       -----------
Coverage Ratio                                                          52%               48%               54%               48%
                                                               ===========       ===========       ===========       ===========


         The Company's coverage ratios for the second quarter of 2000 and 1999 were 54% and 48%, respectively, and for the first six months of 2000 and 1999 were 52% and 48% respectively. The coverage ratio for the second quarter and the first six months of 2000 met the Company's target level of between 50% and 80%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

SUMMARY BY OPERATING DIVISION

         Net income (loss) from continuing operations per common share on a diluted basis for the first six months of 2000 was ($0.63) as compared to $0.67 for the first six months of 1999. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the six months ended June 30, 2000 and 1999, respectively:


                                                                       Agency-Eligible
For the six months ended June 30, 2000 (1)(2)            ------------------------------------------                 Commercial
($ in thousands)                                         Production      Servicing      Reinsurance     Subprime      Mortgage
------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                      $     913       $  (2,316)      $     (39)     $   6,657    $      --
Net gain on sale of mortgage loans                          11,817              --              --          6,179           --
Gain on sale of mortgage servicing rights                       --           1,539              --             --           --
Servicing fees                                                  --          17,906              --             --           --
Mark to market on residual interests in
 subprime securitizations                                       --              --              --         (9,446)          --
Other income                                                   432             248           1,595          1,320           --
                                                         ---------------------------------------------------------------------
   Total revenues                                           13,162          17,377           1,556          4,710           --
                                                         ---------------------------------------------------------------------
Salary and employee benefits                                13,123           1,373              90          7,126           --
Occupancy expense                                            5,523             111              --          1,305           --
Amortization and provision for impairment
  of mortgage servicing rights                                  --          12,209              --             --           --
Provision expense                                            1,252              --              --            910           --
General and administrative expenses                          5,137           2,020             172          3,145           --
                                                         ---------------------------------------------------------------------
   Total expenses                                           25,035          15,713             262         12,486           --
                                                         ---------------------------------------------------------------------
Income (loss) before income taxes                          (11,873)          1,664           1,294         (7,776)          --
Income tax benefit (expense)                                 4,369            (612)           (454)         2,763           --
                                                         ---------------------------------------------------------------------
Income (loss) from continuing operations                 $  (7,504)      $   1,052       $     840      $  (5,013)   $      --
Discontinued operations:
   Loss on sale of operating assets of Laureate
      Capital Corp. (less applicable income
      taxes of $200)                                                                                                    (2,000)
   Operating losses of Laureate Capital Corp.
      (plus applicable income tax benefit of $354)                                                                        (660)
                                                         ---------------------------------------------------------------------
Net income (loss)                                        $  (7,504)      $   1,052       $     840      $  (5,013)   $  (2,660)
                                                         =====================================================================

For the six months ended June 30, 2000 (1)(2)
($ in thousands)                                              Leasing    Total Segment    Other/Elimination   Consolidated
--------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                          $   4,420       $   9,635         $    (358)        $   9,277
Net gain on sale of mortgage loans                                  --          17,996                --            17,996
Gain on sale of mortgage servicing rights                           --           1,539                --             1,539
Servicing fees                                                     232          18,138              (258)           17,880
Mark to market on residual interests in
  subprime securitizations                                          --          (9,446)               --            (9,446)
Other income                                                       566           4,161               213             4,374
                                                             -------------------------------------------------------------
   Total revenues                                                5,218          42,023              (403)           41,620
                                                             -------------------------------------------------------------
Salary and employee benefits                                     1,438          23,150             1,720            24,870
Occupancy expense                                                  246           7,185              (349)            6,836
Amortization and provision for impairment
  of mortgage servicing rights                                      --          12,209                --            12,209
Provision expense                                                1,521           3,683                --             3,683
General and administrative expenses                                622          11,096               998            12,094
                                                             -------------------------------------------------------------
   Total expenses                                                3,827          57,323             2,369            59,692
                                                             -------------------------------------------------------------
Income (loss) before income taxes                                1,391         (15,300)           (2,772)          (18,072)
Income tax benefit (expense)                                      (556)          5,510             1,020             6,530
                                                             -------------------------------------------------------------
Income (loss) from continuing operations                     $     835       $  (9,790)        $  (1,752)        $ (11,542)
Discontinued operations:
   Loss on sale of operating assets of Laureate
      Capital Corp. (less applicable income
      taxes of $200)                                                            (2,000)                             (2,000)
   Operating losses of Laureate Capital Corp.
      (plus applicable income tax benefit of $354)                                (660)                               (660)
                                                             -------------------------------------------------------------
Net income (loss)                                            $     835       $ (12,450)        $  (1,752)        $ (14,202)
                                                             =============================================================

(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2) See discussion of unusual items in Management's Discussion and Analysis.


                                                                   Agency-Eligible Production
For the six months ended June 30, 1999 (1)                ----------------------------------------                  Commercial
($ in thousands)                                          Production     Servicing      Reinsurance      Subprime     Mortgage
------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                       $    6,412     $  (2,383)     $       --      $  7,456    $       --
Net gain on sale of mortgage loans                            50,078            --              --        10,374            --
Gain on sale of mortgage servicing rights                         --         4,823              --            --            --
Servicing fees                                                    --        22,535              --            --            --
Mark to market on residual interests in
 subprime securitizations                                         --            --              --        (3,967)           --
Other income                                                      17           344             441         2,408            --
                                                          --------------------------------------------------------------------
   Total revenues                                             56,507        25,319             441        16,271            --
                                                          --------------------------------------------------------------------
Salary and employee benefits                                  22,540         1,805              --         6,784            --
Occupancy expense                                              3,693           207              --         1,252            --
Amortization and provision for impairment
  of mortgage servicing rights                                    --        17,320              --            --            --
Provision expense                                              3,672            --             122           932            --
General and administrative expenses                            8,884         3,478              82         3,529            --
                                                          --------------------------------------------------------------------
   Total expenses                                             38,789        22,810             204        12,497            --
                                                          --------------------------------------------------------------------
Income (loss) before income taxes                             17,718         2,509             237         3,774            --
Income tax benefit (expense)                                  (6,277)         (792)            (84)       (1,411)           --
                                                          --------------------------------------------------------------------
Income (loss) from continuing operations                  $   11,441     $   1,717      $      153      $  2,363    $       --
Discontinued operations:
   Operating losses of Laureate Capital Corp.
      (plus applicable income tax benefit of $91)                                                                         (210)
                                                          --------------------------------------------------------------------
Net income (loss)                                         $   11,441     $   1,717      $      153      $  2,363    $     (210)
                                                          ====================================================================

For the six months ended June 30, 1999 (1)
($ in thousands)                                             Leasing     Total Segment   Other/Elimination    Consolidated
--------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income                                         $   3,389       $   14,874        $     (191)       $   14,683
Net gain on sale of mortgage loans                                 --           60,452                --            60,452
Gain on sale of mortgage servicing rights                          --            4,823                --             4,823
Servicing fees                                                    327           22,862                --            22,862
Mark to market on residual interests in
 subprime securitizations                                          --           (3,967)               --            (3,967)
Other income                                                      534            3,744                 9             3,753
                                                            --------------------------------------------------------------
   Total revenues                                               4,250          102,788              (182)          102,606
                                                            --------------------------------------------------------------
Salary and employee benefits                                    1,353           32,482             1,481            33,963
Occupancy expense                                                 214            5,366               731             6,097
Amortization and provision for impairment
  of mortgage servicing rights                                     --           17,320                --            17,320
Provision expense                                                 670            5,396                --             5,396
General and administrative expenses                               686           16,659               195            16,854
                                                            --------------------------------------------------------------
   Total expenses                                               2,923           77,223             2,407            79,630
                                                            --------------------------------------------------------------
Income (loss) before income taxes                               1,327           25,565            (2,589)           22,976
Income tax benefit (expense)                                     (543)          (9,107)              838            (8,269)
                                                            --------------------------------------------------------------
Income (loss) from continuing operations                    $     784       $   16,458        $   (1,751)       $   14,707
Discontinued operations:
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $91)                               (210)                               (210)
                                                            --------------------------------------------------------------
Net income (loss)                                           $     784       $   16,248        $   (1,751)       $   14,497
                                                            ==============================================================

(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.


                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------
($ IN THOUSANDS)                                      2000                  1999
                                                   -----------           ----------
Net interest income                                $       913           $    6,412
Net gain on sale of mortgage loans                      11,817               50,078
Other income                                               432                   17
                                                   -----------           ----------
     Total production revenue                           13,162               56,507
                                                   -----------           ----------
Salary and employee benefits                            13,123               22,540
Occupancy expense                                        5,523                3,693
Provision expense                                        1,252                3,672
General and administrative expenses                      5,137                8,884
                                                   -----------           ----------
     Total production expenses                          25,035               38,789
                                                   -----------           ----------
      Net pre-tax production margin                $   (11,873)          $   17,718
                                                   -----------           ----------

Production                                         $ 2,570,864           $5,276,255
Pool delivery                                        2,489,089            5,710,345

Total production revenue to pool delivery                   53 bps               99 bps
Total production expenses to production                     97 bps               74 bps
                                                   -----------           ----------
      Net pre-tax production margin                        (44)bps               25 bps
                                                   ===========           ==========

Summary

     The production revenue to pool delivery ratio decreased 46 basis points for the first six months of 2000 as compared to the first six months of 1999. Net gain on sale of mortgage loans (46 basis points for the first six months of 2000 versus 88 basis points for the first six months of 1999) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment and lower overall agency-eligible production volume. Net interest income decreased from 11 basis points in the first six months of 1999 to 4 basis points in the first six months of 2000 primarily as a result of a flattened yield curve. The production expenses to production ratio increased 23 basis points from the first six months of 1999 to the first six months of 2000. This is primarily due to the 51% decline in production for the first six months of 2000 as compared to the first six months of 1999 which was only partially offset by a 36% decline in production expenses. The decline in production expenses included a $0.4 million reduction in salary and employee benefits as a result of
(1) the curtailment of the Company's pension plan benefits, (2) changes in 401(k) benefits and (3) a reduction of the previously established reorganization reserves due to certain changes in the organization of the agency-eligible unit. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 69 basis points.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the six months ended June 30, 2000 and 1999, respectively:

($ IN THOUSANDS)
                                                                                                                    Variance
     Average Volume      Average Rate                                          Interest                           Attributable to
--------------------------------------                                     -------------------                  -------------------
    2000       1999      2000     1999                                        2000       1999       Variance      Rate     Volume
--------------------------------------                                     ---------------------------------------------------------
                                          INTEREST INCOME
                                          Mortgages Held-for-Sale
                                            and Mortgage-Backed
$  330,381 $  889,631    8.13%    6.62%     Securities                     $ 13,428   $  29,454     $ (16,026)  $ 2,490   $(18,516)
--------------------------------------                                     -------------------------------------------------------
                                          INTEREST EXPENSE
$  298,229 $  386,100    5.12%    3.62%   Warehouse Line *                 $  7,616   $   6,923     $     693   $ 2,269   $ (1,576)
    21,378    492,144    6.90%    5.15%   Gestation Line                        735      12,559       (11,824)      189    (12,013)
   121,503    120,119    7.24%    5.85%   Servicing Secured Line              4,385       3,486           899       859         40
     3,950     29,790    5.94%    5.22%   Servicing Receivables Line            117         771          (654)       15       (669)
     7,673      7,728    8.68%    8.22%   Other Borrowings                      332         315            17        19         (2)
                                          Facility Fees & Other Charges       1,844       1,418           426        --        426
--------------------------------------                                    --------------------------------------------------------
$  452,733 $1,035,881    6.66%    4.96%   Total Interest Expense          $  15,029   $  25,472     $ (10,443)  $ 3,351   $(13,794)
--------------------------------------                                    --------------------------------------------------------
                                          Net Interest Income Before
                         1.47%    1.66%     Interdivisional Allocations   $ (1,601)   $   3,982     $  (5,583)  $  (861)  $ (4,722)
                         =============                                                              ==============================
                                          Allocation to Agency-Eligible
                                            Servicing Division               2,316        2,239
                                          Allocation to Other                  289          191
                                          Intercompany Net Interest
                                            Expense Included
                                            In Segment                         (91)          --
                                                                          ---------------------
                                          Net Interest Income             $    913    $   6,412
                                                                          =====================



* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

         The 19 basis point decrease in the interest-rate spread was primarily a result of a flattened yield curve. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                   2000                   1999
                                                                                -----------           -----------
Gross proceeds on sales of mortgage loans                                       $ 2,558,467           $ 5,726,984
Initial unadjusted acquisition cost of mortgage loans sold, net of
  hedge results                                                                   2,563,602             5,724,786
                                                                                -----------           -----------
Unadjusted gain (loss) on sale of mortgage loans                                     (5,135)                2,198

Loan origination and correspondent program administrative fees                        4,996                13,148
                                                                                -----------           -----------
Unadjusted aggregate margin                                                            (139)               15,346
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                                     13,478                35,782
Net deferred costs and administrative fees recognized                                (1,522)               (1,050)
                                                                                -----------           -----------

Net gain on sale of agency-eligible mortgage loans                              $    11,817           $    50,078
                                                                                ===========           ===========

         Net gain on sale of agency-eligible mortgage loans decreased $38.3 million from $50.1 million for the first six months of 1999 to $11.8 million for the first six months of 2000. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

Receivable from sale of mortgage-backed securities

     The company sold certain mortgage-backed securities during the first six months of 2000, for which it did not receive the cash settlement until early in the second quarter of 2000. This resulted in a $69.9 million receivable on the June 30, 2000 condensed consolidated balance sheet.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

     The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the first six months of 2000 and 1999, the Company recognized premium and investment income of approximately $1.6 million and $0.4 million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations:

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------------
($ IN THOUSANDS)                                                             2000               1999
                                                                          ----------          ---------
Net interest income                                                       $   6,657           $   7,456
Net gain on sale of mortgage loans                                            6,179              10,374
Mark to market on residual interests in subprime securitizations             (9,446)             (3,967)
Other income                                                                  1,320               2,408
                                                                          ---------           ---------
     Total production revenue                                                 4,710              16,271
                                                                          ---------           ---------
Salary and employee benefits                                                  7,126               6,784
Occupancy expense                                                             1,305               1,252
Provision expense                                                               910                 932
General and administrative expenses                                           3,145               3,529
                                                                          ---------           ---------
     Total production expenses                                               12,486              12,497
                                                                          ---------           ---------
     Net pre-tax production margin                                        $  (7,776)          $   3,774
                                                                          ---------           ---------

Production                                                                $ 321,314           $ 369,855
Whole loan sales and securitizations                                        306,578             322,910

Total production revenue to whole loan sales and securitizations                154  bps            504 bps
Total production expenses to production                                         389  bps            338 bps
                                                                          ---------           ---------
      Net pre-tax production margin                                            (235) bps            166 bps
                                                                          =========           =========

Summary

         During the first six months of 2000, subprime production volume of $321.3 million exceeded whole loan sales and securitizations of $306.6 million by $14.7 million. At June 30, 2000, the Company had unsold subprime mortgage loans of $134.9 million as compared to $145.1 million at June 30, 1999. Overall, the Company operated during the first six months of 2000 at a (2.35)% pre-tax subprime production margin. The $11.6 million (401 basis point) decline in the pre-tax subprime production margin is primarily due to the ($9.4) million adjustment during the first six months of 2000 in the mark to market on residual interests in subprime securitizations. The Company is currently exploring options to extract cash in the short-term from these investments. Options being considered include the outright sale of certain securities and/or a re-REMIC of residual cash flows. Based upon initial market feedback, the Company reassessed the assumptions utilized in valuing these relatively illiquid securities, primarily the discount rate used in the valuation. Absent the ($9.4) million adjustment to residual interests, the margin on sale of subprime loans was 5%.

         Also contributing to the decline in the pre-tax subprime production margin during the first six months of 2000 is the $4.2 million decline in net gain on sale of subprime mortgage loans. This decline is primarily attributable to compressed margins as a result of an intensely competitive pricing environment.

         Salary and employee benefit costs increased by 5%, or $0.4 million, from the first six months of 1999 to the first six months of 2000. This was primarily due to recognition of severance benefits of $0.2 million associated with a planned reorganization of the Company around its primary business processes (production/sales, order fulfillment, servicing and portfolio management). The Company also amended its defined benefit pension plan to freeze benefits under the plan and simultaneously changed the benefits available to employees under its 401(k) plan. The impact of this was a decrease in salary and employee benefit expense of $0.4 million. The remaining production expenses remained relatively flat between periods.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the six months ended June 30, 2000 and 1999, respectively.

$ IN THOUSANDS)

                                                                                                                   Variance
    Average Volume           Average Rate                                     Interest                          Attributable to
------------------------------------------                                -----------------                 --------------------
   2000          1999       2000     1999                                   2000        1999     Variance       Rate     Volume
------------------------------------------                                ------------------------------------------------------
                                            Mortgages Held-for-Sale
$ 203,577    $  232,845    11.54%   10.24%   and Residual Certificates    $ 11,743   $ 11,916    $ (173)    $  1,325   $ (1,498)
------------------------------------------                                ------------------------------------------------------
$ 145,068    $  170,984     7.17%    5.43%  Total Interest Expense        $  5,185   $  4,604       581     $  1,279   $   (698)
------------------------------------------                                ------------------------------------------------------
                            4.37%    4.81%  Net Interest Income           $  6,558   $  7,312    $ (754)    $     46   $   (800)
                          ================                                                      ================================
                                            Allocation to Agency-Eligible
                                              Servicing Division                --        144
                                            Intercompany Net Interest
                                              Expense Included  In
                                              Segment                           99         --
                                                                          -------------------

                                            Net Interest Income           $  6,657   $  7,456
                                                                          ===================


         Net interest income from subprime products decreased to $6.7 million for the first six months of 2000 as compared to $7.5 million for the first six months of 1999. This was primarily a result of a flattened yield curve and the decline in production volume, which was partially offset by $0.8 million increase in accretion income from $3.0 million for the first six months of 1999 to $3.8 million for the first six months of 2000.

Net Gain on Sale and Securitization of Subprime Mortgage Loans

         The Company sold subprime mortgage loans on a whole loan basis during the first six months of 2000 and 1999. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:


($ IN THOUSANDS)                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------
                                                                                  2000                1999
                                                                              ----------           ------------
Gross proceeds on whole loan sales of subprime mortgage loans                 $  316,912           $   204,317

Initial acquisition cost of subprime mortgage loans sold, net of fees            306,578               196,867
                                                                              ----------           -----------

Unadjusted gain on whole loan sales of subprime mortgage loans                    10,334                 7,450
Net deferred costs and administrative fees recognized                             (4,155)               (2,134)
                                                                              ----------           -----------
Net gain on whole loan sales of subprime mortgage loans                       $    6,179           $     5,316
                                                                              ==========           ===========

         The net gain on whole loan sales of subprime mortgage loans increased 16% from $5.3 for the first six months of 1999 to $6.2 million reported for the first six months of 2000. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" the Company reduced its net gain on whole loan sales of subprime mortgage loans by $4.2 million in the first six months of 2000 as compared to $2.1 million in the first six months of 1999.

         There were no securitization transactions during the first six months of 2000. A reconciliation of the gain on securitization of subprime mortgage loans for the six months ended June 30, 1999 follows:



($ IN THOUSANDS)                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                             2000                  1999
                                                                         ----------              --------
Gross proceeds on securitization of subprime mortgage loans                     N/A              $124,242
Initial acquisition cost of subprime mortgage loans securitized,
  net of fees                                                                   N/A               126,043
                                                                         ----------              --------
Unadjusted loss on securitization of subprime mortgage loans                    N/A                (1,801)
Initial capitalization of residual certificates                                 N/A                 8,867
Net deferred costs and administrative fees recognized                           N/A                (2,008)
                                                                         ----------              --------
Net gain on securitization of subprime mortgage loans                           N/A              $  5,058
                                                                         ==========              ========


Mark to Market on Residual Interests in Subprime Securitizations

         The Company historically has retained residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the six months ended June 30, 2000 and 1999, respectively, mark-to-market gain (loss) on residuals was approximately ($9.4) million and ($4.0) million, respectively. Management has initiated a strategic change in the Company's intent to hold these instruments for the long-term. As a result, there has been a reassessment of the assumptions utilized for purposes of valuing these relatively illiquid securities, primarily the discount rate used in the valuation, as described below. See additional discussion regarding this reassessment elsewhere in this Management's Discussion and Analysis.

         The Company assesses the fair value of residual certificates quarterly, with assistance from an independent third party. This valuation is based on the discounted cash flows expected to be available to the holder of the residual certificates. Significant assumptions used at June 30, 2000 for residual certificates then held by the Company generally include a discount rate of 15%, a constant default rate of 3% (5% for 1997-1 and 1998-1) and a loss severity rate of 25%. Ramping periods are based on prepayment penalty periods and adjustable rate mortgage first reset dates. Terminal prepayment rate assumptions specific to the individual certificates for purposes of the June 30, 2000 valuations are set forth below:


                                      1997-1     1997-2    1998-1    1998-2   1999-1   1999-2
                                     --------   --------  --------  -------- -------- --------
  Prepayment Speeds
    Fixed rate mortgages             34% cpr    32% cpr    32% cpr  28% cpr  28% cpr  30% cpr
    Adjustable rate mortgages        34% cpr    32% cpr    32% cpr  28% cpr  28% cpr  30% cpr

     Terminal prepayment rate assumptions specific to the individual certificates for purposes of the June 30, 1999 valuations are set forth below:

                                      1997-1         1997-2        1998-1        1998-2        1999-1       OTHER
                                   ------------  -------------  ------------  ------------  ---------     -----------
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

         As summarized in the following analysis, the recorded residual values imply that the Company's securitizations are valued at 1.69 times the implied excess yield at June 30, 2000, as compared to the 1.63 multiple implied at June 30, 1999. The table below represents balances as of June 30, 2000, unless otherwise noted.

SECURITIZATION SCHEDULES

                                                                                    SECURITIZATIONS
                                              ------------------------------------------------------------------------
                                                1997-1     1997-2     1998-1        1998-2      1999-1          1999-2     TOTAL
                                              --------   --------    --------     ---------    ---------      --------   --------
($ IN THOUSANDS)
Residual Certificates                         $  4,750   $  5,545    $  7,913     $  12,423    $   9,000      $  9,247   $ 48,878
Bonds                                         $ 13,422   $ 15,702 *  $ 49,981 *   $ 115,442 *  $ 107,178 *    $118,671 * $420,396
                                              --------   --------    --------     ---------    ---------      --------   --------
Subtotal                                      $ 18,172   $ 21,247    $ 57,894     $ 127,865    $ 116,178      $127,918   $469,274
Unpaid Principal Balance                      $ 18,142   $ 20,556 *  $ 55,606 *   $ 121,713 *  $ 110,614 *    $121,011 * $447,642
                                              --------   --------    --------     ---------    ---------      --------   --------
Implied Price                                   100.17     103.36      104.11        105.05       105.03        105.71     104.83
                                              --------   --------    --------     ---------    ---------      --------   --------




Collateral Yield                                 12.46      12.48       11.07          9.76         9.81          9.82      10.13
Collateral Equivalent Securitization Costs       (0.69)     (0.62)      (0.59)        (0.60)       (0.62)        (0.68)     (0.63)
Collateral Equivalent Bond Rate                  (5.37)     (5.29)      (6.14)        (6.92)       (6.71)        (6.86)     (6.65)
                                              --------   --------    --------     ---------    ---------      --------   --------
Implied Collateral Equivalent Excess Yield        6.40       6.57        4.34          2.24         2.48          2.28       2.86
                                              --------   --------    --------     ---------    ---------      --------   --------

Implied Premium Above Par                         0.17       3.36        4.11          5.05         5.03          5.71       4.83
Implied Collateral Equivalent Excess Yield        6.40       6.57        4.34          2.24         2.48          2.28       2.86
                                              --------   --------    --------     ---------    ---------      --------   --------
Multiple                                          0.03       0.51 x      0.95 x        2.26 x       2.03 x        2.50 x     1.69 x
                                              --------   --------    --------     ---------    ---------      --------   --------

* Amounts were based upon trustee statements dated June 25, 2000 that covered the period ended May 31, 2000.



A SUMMARY OF KEY INFORMATION RELEVANT TO THE SUBPRIME RESIDUAL ASSETS AT JUNE 30, 2000 IS SET FORTH BELOW:

                                                                              SECURITIZATIONS
                                                 --------------------------------------------------------------
($ IN THOUSANDS)                                   1997-1    1997-2       1998-1    1998-2     1999-1    1999-2  OTHER    TOTAL
                                                 --------   --------    --------- ----------  --------  -------  -----   --------
Balance at December 31,1999                       $ 5,971   $ 7,153     $ 10,334  $ 12,460    $ 9,566   $ 8,898  $  --   $ 54,382

Initial Capitalization of Residual Certificates        --        --           --        --         --        --     --         --

Accretion                                             511       579          728       836        631       501     --      3,786

Mark-to-Market                                     (1,526)   (1,739)      (2,332)     (873)    (2,053)   (1,123)    --     (9,646)*

Cash Flow                                            (206)     (448)        (817)       --         --        --     --     (1,471)

Prepayment Penalty Reclassed from MSR                                                             856       971     --      1,827
                                                  -------   -------     --------  --------    -------   -------  -----   --------

Balance at June 30, 2000                          $ 4,750   $ 5,545     $  7,913  $ 12,423    $ 9,000   $ 9,247  $  --   $ 48,878
                                                  =======   =======     ========  ========    =======   =======  =====   ========

* In 1999 the Company decided to conservatively write off the remaining portion of a residual certificate it received in 1997 in settlement of an account receivable. In the first quarter of 2000 the Company disposed of this residual certificate and recovered approximately $0.2 million, which had been previously reported as a mark-to-market loss. Thus the Company reported a total market-to-market loss for the first six months of 2000 of $9.4 million and a $9.6 million market -to-market loss on the residual interests remaining on the balance sheet at June 30, 2000.


A SUMMARY OF KEY INFORMATION RELEVANT TO THE SUBPRIME RESIDUAL ASSETS AT JUNE 30, 1999 IS SET FORTH BELOW:


                                                                            SECURITIZATIONS
                                           ------------------------------------------------------------
($ IN THOUSANDS)                           1997-1       1997-2    1998-1     1998-2   1999-1     1999-2    OTHER *      TOTAL
                                           ----------  --------  --------  --------- ----------  ------   ---------   --------
Balance at December 31,1998                 $ 7,997    $ 9,702   $10,815    $12,569   $    --    $--      $ 4,700     $ 45,783

Initial Capitalization of Residual
  Certificates                                   --         --        --         --     8,867                  --        8,867

Accretion                                       582        633       641        736        --     --          363        2,955

Mark-to-Market                                 (602)       (92)      212        226      (648)    --       (3,063)      (3,967)

Cash Flow                                    (1,161)    (1,581)       --         --        --     --           --       (2,742)
                                            -------    -------   -------    -------   -------    ---      -------     --------

Balance at June 30, 1999                    $ 6,816    $ 8,662   $11,668    $13,531   $ 8,219    $--      $ 2,000     $ 50,896
                                            =======    =======   =======    =======   =======    ===      =======     ========


* Represents a portion of a residual certificate the Company received in 1997 in settlement of an account receivable. In 1999 the Company decided to conservatively write off this receivable.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:



                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------
($ IN THOUSANDS)                                                       2000                   1999
                                                                   -----------         ------------
Net interest expense                                               $    (2,316)        $     (2,383)
Loan servicing fees                                                     17,906               22,535
Other income                                                               248                  344
                                                                   -----------         ------------
     Servicing revenues                                                 15,838               20,496
Salary and employee benefits                                             1,373                1,805
Occupancy expense                                                          111                  207
Amortization and provision for impairment of mortgage
    Servicing rights                                                    12,209               17,320
General and administrative expenses                                      2,020                3,478
                                                                   -----------         ------------
      Total loan servicing expenses                                     15,713               22,810
                                                                   -----------         ------------
      Net pre-tax servicing margin                                         125               (2,314)
Gain on sale of mortgage servicing rights                                1,539                4,823
                                                                   ===========         ============
      Net pre-tax servicing contribution                           $     1,664         $      2,509
                                                                   ===========         ============

Average servicing portfolio                                        $ 8,028,158         $ 10,004,227
Servicing sold                                                       2,579,819            6,104,726

Net pre-tax servicing margin to average servicing portfolio                  0bps                (5) bps
Gain on sale of servicing to servicing sold                                  6bps                 8 bps


Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio increased 5 basis points primarily due to the $5.1 million reduction in amortization and provision for impairment of mortgage servicing rights from the first six months of 1999 to the first six months of 2000. This reduction in amortization and provision for impairment of mortgage servicing rights is primarily due to the generally smaller size of the portfolio and slowing prepayments due to higher interest rates. The $3.3 million decline in gain on sale of mortgage servicing rights is primarily due to the lower volume of sales. Loan servicing fees were $17.9 million for the first six months of 2000, compared to $22.5 million for the first six months of 1999, a decrease of 21%, primarily due to lower production volumes which resulted in a lower average balance of agency-eligible servicing rights held in inventory pending sale.

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

Net Interest Expense

     The net interest expense for the first six months of 2000 and the first six months of 1999 is composed of benefits from escrow accounts of $4.1 million and $4.1 million, respectively, that is offset by $6.4 million and $6.5 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2000,
                                                                        ---------------------------------------
                                                                             2000                     1999
                                                                        -------------           ---------------
Underlying unpaid principal balances of agency-eligible mortgage
    loans on which servicing rights were sold during the period         $   2,579,819           $    6,104,726
                                                                        =============           ==============

Gross proceeds from sales of mortgage servicing rights                  $      72,237           $      163,046
Initial acquisition basis, net of amortization and hedge results               60,504                  118,942
                                                                        -------------           ==============
Unadjusted gain on sale of mortgage servicing rights                           11,733                   44,104
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                               (10,194)                 (39,281)
                                                                        -------------           ==============
Gain on sale of mortgage servicing rights                               $       1,539           $        4,823
                                                                        =============           ==============

     Gain on sale of mortgage servicing rights decreased $3.3 million from $4.8 million for the first six months of 1999 to $1.5 million for the first six months of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to lower production volumes which resulted in a lower balance of agency-eligible servicing rights sold.

COMMERCIAL MORTGAGE OPERATIONS

     During the second quarter, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. Accordingly, the Company recorded a $2 million after-tax charge during the quarter, primarily related to the write-off of intangible assets of Laureate.

LEASING OPERATIONS

     Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:


                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
($ IN THOUSANDS)                                                       2000                   1999
                                                                    --------               ---------
Net interest income                                                 $  4,420               $  3,389
Other income                                                             566                    534
                                                                    --------               --------
       Leasing production revenue                                      4,986                  3,923
                                                                    --------               --------
Salary and employee benefits                                           1,438                  1,353
Occupancy expense                                                        246                    214
Provision expense                                                      1,521                    670
General and administrative expenses                                      622                    686
                                                                    --------               --------
      Total lease operating expenses                                   3,827                  2,923
                                                                    --------               --------
      Net pre-tax leasing production margin                            1,159                  1,000
Servicing fees                                                           232                    327
                                                                    --------               --------
      Net pre-tax leasing margin                                    $  1,391               $  1,327
                                                                    --------               --------

Average owned leasing portfolio                                     $162,047               $110,948
Average serviced leasing portfolio                                    10,756                 30,623
                                                                    --------               --------
Average managed leasing portfolio                                   $172,803               $141,571
                                                                    ========               ========

Leasing production revenue to average owned portfolio                    615 bps                707 bps
Leasing operating expenses to average owned portfolio                    472 bps                527 bps
                                                                    ========               ========
Net pre-tax leasing production margin                                    143 bps                180 bps
                                                                    ========               ========

Servicing fees to average serviced leasing portfolio                     431 bps                214 bps
                                                                    ========               ========

         The 27% increase in leasing production revenue for the first six months of 2000 as compared to the first six months of 1999 is primarily due to the 46% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing margin decreased 37 bps in the first six months of 2000 as compared to the first six months of 1999 primarily as a result of the increased provision expenses associated with higher delinquencies as the small business sectors are beginning to exhibit signs of stress. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio.

Net Interest Income

         Net interest income for the first six months of 2000 was $4.4 million as compared to $3.4 million for the first six months of 1999. This is equivalent to an annualized net interest margin of 3.92% and 4.29% for the first six months of 2000 and 1999, respectively, based upon average lease receivables owned of $162.0 million and $110.9 million, respectively, and average debt outstanding of $137.4 and $91.5 million, respectively.

OTHER

         During the third quarter of 1999, the Company reorganized its reporting cost centers and is now reporting holding company costs as a reconciling item between the segmented income statement and the consolidated income statement. The primary components of holding company costs are 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel; 3) depreciation on the corporate headquarters; and 4) income taxes. The segmented income statement for the first six months of 1999 has been restated to conform with the segmented income statement presentation for the first six months of 2000.

UNUSUAL ITEMS

      During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the six month period ended June 30, 2000, the Company began reconsidering it's current positioning in the market and its corporate, management and leadership structures. As a result, the Company is continuing its efforts during the current period to reorganize around primary business processes, production/sales, customer fulfillment, servicing and portfolio management and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net increase in the previously established reorganization reserves of $0.7 during the period. In connection with the planned reorganization, a number of senior management positions have been scheduled for elimination during the remainder of the year.

     During the first six months of 2000, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. The Company amended its defined benefit pension plan to freeze benefits under the plan, changed the benefits available to employees under its 401(k) plan and realized a gain on sale of a branch facility. The Company contributed to a fund that will benefit qualified charitable organizations. The Company incurred expenses for consultants who are assisting management in re-engineering work processes.

     The net impact of these unusual items in the first six months of 2000 is summarized below by financial statement component and operating division:


                                     AGENCY-ELIGIBLE
                                --------------------------
                                                                               COMMERCIAL
                                PRODUCTION       SERVICING       SUBPRIME       MORTGAGE        LEASING      OTHER         TOTAL
                                ----------       ---------      -----------     --------        -------      -----        --------
Salary and employee
  benefits                       $  (244)        $   (45)        $ 1,251                     $   (22)      $   21         $   961
General and
  administrative expenses            171                                                                      452             623
Other income                                                                                                 (392)           (392)
                                 -------         -------         -------        -------      -------       ------         -------
Net pre-tax effect on
continuing operations                (73)            (45)          1,251                         (22)          81           1,192
Estimated allocable
income tax                            29              17            (458)                          8          (31)           (435)
                                 -------         -------         -------        -------      -------       ------         -------
Net after-tax impact on
continuing operations                (44)            (28)            793                         (14)          50             757
Loss on sale of
operating assets of
Laureate Capital Corp.                                                          $ 2,000                                   $ 2,000
Operating profits of
Laureate Capital Corp.                                                             (105)                                     (105)
                                 =======         =======         =======        =======      =======       ======         =======
Net after-tax impact             $   (44)        $   (28)        $   793        $ 1,895      $   (14)      $   50         $ 2,652
                                 =======         =======         =======        =======      =======       ======         =======

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2000, COMPARED TO QUARTER ENDED JUNE 30, 1999

SUMMARY BY OPERATING DIVISION

         Net income (loss) from continuing operations per common share on a diluted basis for the second quarter of 2000 was ($0.13) as compared to $0.15 for the second quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the six months ended June 30, 2000 and 1999, respectively:

                                                 AGENCY-ELIGIBLE
                                          --------------------------------
FOR THE QUARTER ENDED JUNE 30, 2000                                          SUB-   COMMERCIAL         TOTAL      OTHER/     CONSO-
(1) (2)($ IN THOUSANDS)                   PRODUCTION SERVICING REINSURANCE  PRIME   MORTGAGE  LEASING SEGMENTS ELIMINATIONS LIDATED
-----------------------------------------------------------------------------------------------------------------------------------
            (UNAUDITED)

Net interest income                       $   675      $(1,019)    $ (23)   $ 3,571  $   --   $2,293   $ 5,497   $  (336)  $ 5,161
Net gain on sale of mortgage loans          5,611           --        --      3,738      --       --     9,349        --     9,349
Gain on sale of mortgage servicing rights      --          731        --         --      --       --       731        --       731
Servicing fees                                 --        8,541        --         --      --      133     8,674      (109)    8,565
Mark to market on residual interests in
 subprime securitizations                      --           --        --     (1,771)     --       --    (1,771)       --    (1,771)
Other income                                  312          120       849        427      --      304     2,012       306     2,318
                                          -----------------------------------------------------------------------------------------
 Total revenues                             6,598        8,373       826      5,965      --    2,730    24,492      (139)   24,353
                                          -----------------------------------------------------------------------------------------
Salary and employee benefits                6,235          680        48      1,581      --      678     9,222       895    10,117
Occupancy expense                           2,833           56        --        676      --      126     3,691      (175)    3,516
Amortization and provision for impairment
 of mortgage servicing rights                  --        5,932        --         --      --       --     5,932        --     5,932
Provision expense                             352           --        --        168      --    1,162     1,682        --     1,682
General and administrative expenses         2,623        1,082        83      1,691      --      328     5,807       838     6,645
                                          -----------------------------------------------------------------------------------------
 Total expenses                            12,043        7,750       131      4,116      --    2,294    26,334     1,558    27,892
                                          -----------------------------------------------------------------------------------------
Income (loss) before income taxes          (5,445)         623       695      1,849      --      436    (1,842)   (1,697)   (3,539)
Income tax benefit (expense)                1,986         (226)     (244)      (758)     --     (180)      578       621     1,199
                                          -----------------------------------------------------------------------------------------
Income (loss) from continuing operations  $(3,459)     $   397     $ 451    $ 1,091  $   --   $  256   $(1,264)  $(1,076)  $(2,340)
Discontinued operations:
 Loss on sale of operating assets of
   Laureate Capital Corp.
  (less applicable income taxes
   of $200)                                                                           (2,000)           (2,000)             (2,000)
 Operating profits of Laureate
   Capital Corp.
   (less applicable income taxes of $111)                                                105               105                 105
                                          -----------------------------------------------------------------------------------------

Net income (loss)                         $ (3,459)    $   397(1)  $ 451    $ 1,091  $(1,895) $  256   $(3,159)  $(1,076)  $(4,235)
                                          =========================================================================================


(1) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2) See discussion of unusual items in Management's Discussion and Analysis.


                                                 AGENCY-ELIGIBLE
                                          --------------------------------
FOR THE QUARTER ENDED JUNE 30, 1999                                          SUB-   COMMERCIAL         TOTAL      OTHER/     CONSO-
(1) ($ IN THOUSANDS)                      PRODUCTION SERVICING REINSURANCE  PRIME   MORTGAGE  LEASING SEGMENTS ELIMINATIONS LIDATED
-----------------------------------------------------------------------------------------------------------------------------------
            (UNAUDITED)


Net interest income                       $  2,651     $  (994)    $  --    $ 3,983  $   --   $ 1,744  $  7,384  $   (81)  $  7,303
Net gain on sale of mortgage loans          16,885          --        --      7,517      --        --    24,402       --     24,402
Gain on sale of mortgage
  servicing rights                              --       1,825        --         --      --        --     1,825       --      1,825
Servicing fees                                  --      10,832        --         --      --       166    10,998     (159)    10,839
Mark to market on residual interests
  in subprime securitizations                   --          --        --     (2,618)     --        --    (2,618)      --     (2,618)
Other income                                   (65)        183      (211)     1,991      --       383     2,281        5      2,286
                                          -----------------------------------------------------------------------------------------
   Total revenues                           19,471      11,846      (211)    10,873      --     2,293    44,272     (235)    44,037
                                          -----------------------------------------------------------------------------------------
Salary and employee benefits                10,902         907        --      3,483      --       713    16,005     (801)    15,204
Occupancy expense                            1,759         100        --        669      --       110     2,638      549      3,187
Amortization and provision for impairment
  of mortgage servicing rights                  --       8,887        --         --      --        --     8,887       --      8,887
Provision expense                            1,564          --        57        433      --       287     2,341       --      2,341
General and administrative expenses          5,330       1,617        55      2,040      --       316     9,358       18      9,376
                                          -----------------------------------------------------------------------------------------
   Total expenses                           19,555      11,511       112      6,625      --     1,426    39,229     (234)    38,995
                                          -----------------------------------------------------------------------------------------
Income (loss) before income taxes              (84)        335      (323)     4,248      --       867     5,043       (1)     5,042
Income tax benefit (expense)                    90         (19)      113     (1,579)     --      (351)   (1,746)    (107)    (1,853)
                                          -----------------------------------------------------------------------------------------
Income (loss) from continuing operations  $      6     $   316     $(210)   $ 2,669  $   --   $   516  $  3,297  $  (108)  $  3,189
Discontinued operations:
   Operating profits of Laureate
     Capital Corp.
     (less applicable income taxes of $128)                                             147                 147                 147
                                          -----------------------------------------------------------------------------------------

Net income (loss)                         $      6     $   316     $(210)   $ 2,669  $  147   $   516  $  3,444  $  (108)  $  3,336
                                          =========================================================================================


(1) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.


                                                         FOR THE QUARTER ENDED JUNE 30,
                                                       ---------------------------------
($ IN THOUSANDS)                                          2000                  1999
                                                       -----------           -----------
Net interest income                                    $       675           $     2,651
Net gain on sale of mortgage loans                           5,611                16,885
Other income                                                   312                   (65)
                                                       -----------           -----------
     Total production revenue                                6,598                19,471
                                                       -----------           -----------
Salary and employee benefits                                 6,235                10,902
Occupancy expense                                            2,833                 1,759
Provision expense                                              352                 1,564
General and administrative expenses                          2,623                 5,330
                                                       -----------           -----------
     Total production expenses                              12,043                19,555
                                                       -----------           -----------
     Net pre-tax production margin                     $    (5,445)          $       (84)
                                                       -----------           -----------

Production                                             $ 1,408,742           $ 2,136,412
Pool delivery                                            1,324,183             2,292,046

Total production revenue to pool delivery                  50  bps               85  bps
Total production expenses to production                    85  bps               92  bps
                                                       ===========           ===========
      Net pre-tax production margin                       (35) bps               (7) bps
                                                       ===========           ===========

Summary

         The production revenue to pool delivery ratio decreased 35 basis points for the second quarter of 2000 as compared to the second quarter of 1999. Net gain on sale of mortgage loans (42 basis points for the first six months of 2000 versus 74 basis points for the second quarter of 1999) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment and lower overall agency-eligible production volume. Net interest income decreased from 12 basis points in the second quarter of 1999 to 5 basis points in the second quarter of 2000 primarily as a result of a flattened yield curve. The production expenses to production ratio remained relatively flat from the second quarter of 1999 to the second quarter of 2000, in spite of a 34% decrease in production between periods. Total production expenses declined $7.5 million from $19.5 million for the second quarter of 1999 to $12.0 million for the second quarter of 2000. Such decline in production expenses included a $0.4 million reduction in salary and employee benefits as a result of the curtailment of the Company's pension plan benefits and changes in 401(k) benefits. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 28 basis points.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarters ended June 30, 2000 and 1999, respectively:

($ IN THOUSANDS)
                                                                                                                    Variance
     Average Volume       Average Rate                                            Interest                       Attributable to
------------------------------------------                                    ------------------                ------------------
    2000       1999      2000     1999                                          2000      1999       Variance    Rate     Volume
------------------------------------------                                    ----------------------------------------------------
                                              INTEREST INCOME
                                              ---------------
                                              Mortgages Held-for-Sale and
 $393,064    $727,722    8.21%   6.50%          Mortgage-Backed Securities     $8,064    $11,826     $(3,762)   $ 1,676   $(5,438)
------------------------------------------                                    ----------------------------------------------------
                                              INTEREST EXPENSE
 $337,325    $337,058    5.29%   2.93%        Warehouse Line *                 $4,448    $ 2,460     $ 1,988    $ 1,986   $     2
   42,756     380,946    6.90%   5.14%        Gestation Line                      735      4,882      (4,147)       187    (4,334)
  119,698     112,631    7.47%   5.79%        Servicing Secured Line            2,229      1,625         604        502       102
    3,538      31,283    6.01%   5.23%        Servicing Receivables Line           53        408        (355)         7      (362)
    7,661       7,025    8.74%   8.16%        Other Borrowings                    167        143          24         11        13
                                              Facility Fees & Other Charges       940        588         352         --       352
------------------------------------------                                    ----------------------------------------------------
 $510,978    $868,943    6.73%   4.66%        Total Interest Expense           $8,572    $10,106     $(1,534)   $ 2,693   $(4,227)
==========================================                                    ====================================================
                                              Net Interest Income Before
                         1.48%   1.84%          Interdivisional Allocations    $ (508)   $ 1,720    $ (2,228)   $(1,017)  $(1,211)
                       ===================                                                          ==============================
                                              Allocation to Agency-Eligible
                                               Servicing Division               1,019        850
                                              Allocation to Other                 162         81
                                              Intercompany Net Interest
                                                Expense Included In
                                                Segment                             2         --
                                                                              --------------------
                                              Net Interest Income              $  675    $ 2,651
                                                                              ====================

* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

         The 36 basis point decrease in the interest-rate spread was primarily as a result of a flattened yield curve. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                                FOR THE QUARTER ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                2000                      1999
                                                                             -----------               -----------
Gross proceeds on sales of mortgage loans                                    $ 1,350,082               $ 2,297,236
Initial unadjusted acquisition cost of mortgage loans sold,
  net of hedge results                                                         1,353,873                 2,298,209
                                                                             -----------               -----------
Unadjusted gain (loss) on sale of mortgage loans                                  (3,791)                     (973)
Loan origination and correspondent program administrative fees                     2,716                     4,810
                                                                             -----------               -----------
Unadjusted aggregate margin                                                       (1,075)                    3,837
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                                   7,683                    13,433
Net deferred costs and administrative fees recognized                               (997)                     (385)
                                                                             -----------               -----------

Net gain on sale of agency-eligible mortgage loans                           $     5,611               $    16,885
                                                                             ===========               ===========

         Net gain on sale of agency-eligible mortgage loans decreased $11.3 million from $16.9 million for the second quarter of 1999 to $5.6 million for the second quarter of 2000. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

Receivable from sale of mortgage-backed securities

         The company sold certain mortgage-backed securities during the second quarter of 2000, for which it did not receive the cash settlement until early in the third quarter of 2000. This resulted in a $69.9 million receivable on the June 30, 2000 Balance Sheet.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

         The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the second quarter of 2000 and 1999, the Company recognized premium and investment income of approximately $0.8 million and ($0.2) million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations:


                                                                                FOR THE QUARTER ENDED JUNE 30,
                                                                              ---------------------------------
($ IN THOUSANDS)                                                                2000                    1999
                                                                              ---------               ---------
Net interest income                                                           $   3,571               $   3,983
Net gain on sale of mortgage loans                                                3,738                   7,517
Mark to market on residual interests in subprime securitizations                 (1,771)                 (2,618)
Other income                                                                        427                   1,991
                                                                              ---------               ---------
     Total production revenue                                                     5,965                  10,873
                                                                              ---------               ---------
Salary and employee benefits                                                      1,581                   3,483
Occupancy expense                                                                   676                     669
Provision expense                                                                   168                     433
General and administrative expenses                                               1,691                   2,040
                                                                              ---------               ---------
     Total production expenses                                                    4,116                   6,625
                                                                              ---------               ---------
     Net pre-tax production margin                                            $   1,849               $   4,248
                                                                              ---------               ---------

Production                                                                    $ 168,830               $ 185,744
Whole loan sales and securitizations                                            171,123                 224,286


Total production revenue to whole loan sales and securitizations               349  bps                 485 bps
Total production expenses to production                                        244  bps                 357 bps
                                                                              ---------               ---------
      Net pre-tax production margin                                            105  bps                 128 bps
                                                                              =========               =========

Summary

         During the second quarter of 2000, the Company produced $168.8 million of subprime loans and sold $171.1 million in whole loan transactions. At June 30, 2000, the Company had unsold subprime mortgage loans of $134.9 million as compared to $145.1 million at June 30, 1999. Overall, the Company operated during the second quarter of 2000 at a 1.05% pre-tax subprime production margin. The $2.4 million (23 basis point) decline in the pre-tax subprime production margin is primarily due to lower volumes.

         The $3.8 million decline in net gain on sale of subprime mortgage loans is primarily attributable to lower volumes and lower margins attributable to exclusive execution of 2000 whole loan sales versus a combination of higher-margined securitizations and whole loan sales in the prior period.

         Salary and employee benefit costs decreased by 55%, or $1.9 million, from the second quarter of 1999 to the second quarter of 2000. The Company made certain changes in the organization at its subprime units resulting in a net reduction in previously established reorganization reserves of $0.9 million. The Company also amended its defined benefit pension plan to freeze benefits under the plan and simultaneously changed the benefits available to employees under its 401(k) plan. See discussion of these and other unusual items elsewhere in Management's Discussion and Analysis. Provision expense decreased by 61%, or $0.3 million, primarily due to the decreased level of nonsaleable loans between periods. The remaining production expenses remained relatively flat between periods.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarters ended June 30, 2000 and 1999, respectively.


($ IN THOUSANDS)
                                                                                                                    Variance
     Average Volume       Average Rate                                            Interest                       Attributable to
------------------------------------------                                    ------------------                ------------------
    2000       1999      2000     1999                                          2000      1999       Variance    Rate     Volume
------------------------------------------                                    ----------------------------------------------------
                                              Mortgages Held-for-Sale and
$213,650     $259,927   11.51%   10.14%        Residual Certificates           $6,149    $6,590      $(441)     $732      $(1,173)
------------------------------------------                                    ----------------------------------------------------

$154,173     $197,577    7.10%    5.58%       Total Interest Expense           $2,729    $2,751      $ (22)     $582      $  (604)
------------------------------------------                                    ----------------------------------------------------
                         4.41%    4.56%       Net Interest Income              $3,420    $3,839      $(419)     $150      $  (569)
                       ===================                                                           =============================

                                              Allocation to Agency-Eligible
                                                Servicing Division                 --       144

                                              Intercompany Net Interest
                                                Expense Included In
                                                Segment                           151        --
                                                                              -------------------

                                              Net Interest Income              $3,571    $3,983
                                                                              ===================

         Net interest income from subprime products decreased to $3.6 million for the second quarter of 2000 as compared to $4.0 million for the second quarter of 1999. This was primarily a result of a flattened yield curve and the decline in production volume, which was partially offset by $0.4 million increase in accretion income from $1.5 million for the second quarter of 1999 to $1.9 million for the second quarter of 2000.

Net Gain on Sale and Securitization of Subprime Mortgage Loans

         The Company sold subprime mortgage loans on a whole loan basis during the second quarter of 2000 and 1999. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:


($ IN THOUSANDS)                                                             FOR THE QUARTER ENDED JUNE 30,
                                                                            ---------------------------------
                                                                               2000                    1999
                                                                            ---------               ---------

Gross proceeds on whole loan sales of subprime mortgage loans               $ 177,477               $ 102,267
Initial acquisition cost of subprime mortgage loans sold,
  net of fees                                                                 171,123                  98,243
                                                                            ---------               ---------
Unadjusted gain on whole loan sales of subprime mortgage loans                  6,354                   4,024
Net deferred costs and administrative fees recognized                          (2,616)                 (1,565)
                                                                            ---------               ---------
Net gain on whole loan sales of subprime mortgage loans                     $   3,738               $   2,459
                                                                            =========               =========

         The net gain on whole loan sales of subprime mortgage loans increased 52% from $2.5 million for the second quarter of 1999 to $3.7 million reported for the second quarter of 2000. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" the Company reduced its net gain on whole loan sales of subprime mortgage loans by $2.6 million in the second quarter of 2000 as compared to $1.6 million in the second quarter of 1999.

         There were no securitization transactions during the second quarter of 2000. A reconciliation of the gain on securitization of subprime mortgage loans for the quarter ended June 30, 1999 follows:


($ IN THOUSANDS)                                                       FOR THE QUARTER ENDED JUNE 30,
                                                                       ------------------------------
                                                                          2000                1999
                                                                       ---------           ---------
Gross proceeds on securitization of subprime mortgage loans                 N/A             $124,242
Initial acquisition cost of subprime mortgage loans securitized, net
  of fees                                                                   N/A              126,043
                                                                        --------           ---------
Unadjusted loss on securitization of subprime mortgage loans                N/A               (1,801)
Initial capitalization of residual certificates                             N/A                8,867
Net deferred costs and administrative fees recognized                       N/A               (2,008)
                                                                       ---------           ---------
Net gain on securitization of subprime mortgage loans                       N/A             $  5,058
                                                                        ========           =========

Mark to Market on Residual Interests in Subprime Securitizations

         The Company historically has retained residual certificates in connection with the securitization of subprime loans. These residual certificates are adjusted to approximate market value each quarter. For the quarters ended June 30, 2000 and 1999, respectively, mark-to-market gain (loss) on residuals was approximately ($1.7) million and ($2.6) million, respectively.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations for the quarters ended June 30, 2000 and 1999:


                                                                    FOR THE QUARTER ENDED JUNE 30,
                                                                 -----------------------------------
($ IN THOUSANDS)                                                    2000                    1999
                                                                 -----------             -----------
Net interest expense                                             $    (1,019)            $      (994)
Loan servicing fees                                                    8,541                  10,832
Other income                                                             120                     183
                                                                 -----------             -----------
     Servicing revenues                                                7,642                  10,021
Salary and employee benefits                                             680                     907
Occupancy expense                                                         56                     100
Amortization and provision for impairment of mortgage
    Servicing rights                                                   5,932                   8,887
General and administrative expenses                                    1,082                   1,617
                                                                 -----------             -----------
      Total loan servicing expenses                                    7,750                  11,511
                                                                 -----------             -----------
      Net pre-tax servicing margin                                      (108)                 (1,490)
Gain on sale of mortgage servicing rights                                731                   1,825
                                                                 ===========             ===========
      Net pre-tax servicing contribution                         $       623             $       335
                                                                 ===========             ===========

Average servicing portfolio                                      $ 7,935,544             $ 9,623,230
Servicing sold                                                     1,451,283               3,101,473

Net pre-tax servicing margin to average servicing portfolio          (1) bp                  (6) bps
Gain on sale of servicing to servicing sold                           5  bps                  6  bps

Summary

         The ratio of net pre-tax servicing margin to the average servicing portfolio increased 5 basis points primarily due to the $3.0 million reduction in amortization and provision for impairment of mortgage servicing rights from the second quarter of 1999 to the second quarter of 2000. This reduction in amortization and provision for impairment of mortgage servicing rights is primarily due to the generally smaller size of the portfolio and slowing prepayments due to higher rates. The 1 basis point decrease in the gain on sale of servicing sold is primarily attributable to compressed margins in an intensely competitive market during the second quarter of 2000. Loan servicing fees were $8.5 million for the second quarter of 2000, compared to $10.8 million for the second quarter of 1999, a decrease of 21%, primarily due to lower production volumes which resulted in a lower average balance of agency-eligible servicing rights held in inventory pending sale.

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

Net Interest Expense

         The net interest expense for the second quarter of 2000 and the second quarter of 1999 is composed of benefits from escrow accounts of $2.3 million and $2.1 million, respectively, that is offset by $3.3 million and $3.1 million, respectively, in interest expense.


Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


($ IN THOUSANDS)                                                      FOR THE QUARTER ENDED JUNE 30,
                                                                      -----------------------------
                                                                         2000              1999
                                                                      -----------       -----------
Underlying unpaid principal balances of agency-eligible
  mortgage loans on which servicing rights were sold
  during the period                                                   $ 1,451,283       $ 3,101,473
                                                                      ===========       ===========

Gross proceeds from sales of mortgage servicing rights                $    40,308       $    84,158
Initial acquisition basis, net of amortization and hedge
  results                                                                  34,976            62,000
                                                                      -----------       -----------
Unadjusted gain on sale of mortgage servicing rights                        5,332            22,158
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                            (4,601)          (20,333)
                                                                      -----------       -----------
Gain on sale of mortgage servicing rights                             $       731       $     1,825
                                                                      ===========       ===========

         Gain on sale of mortgage servicing rights decreased $1.1 million from $1.8 million for the second quarter of 1999 to $0.7 million for the second quarter of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to lower production volumes which resulted in a lower balance of agency-eligible servicing rights sold.


COMMERCIAL MORTGAGE OPERATIONS

         During the second quarter, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. Accordingly, the Company recorded a $2 million after-tax charge during the quarter, primarily related to the write-off of intangible assets of Laureate.

LEASING OPERATIONS

         Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:

                                                           FOR THE QUARTER ENDED JUNE 30,
                                                           ------------------------------
($ IN THOUSANDS)                                             2000                  1999
                                                           --------              --------
Net interest income                                        $  2,293              $  1,744
Other income                                                    304                   383
                                                           --------              --------
       Leasing production revenue                             2,597                 2,127
                                                           --------              --------
Salary and employee benefits                                    678                   713
Occupancy expense                                               126                   110
Provision expense                                             1,162                   287
General and administrative expenses                             328                   316
                                                           --------              --------
      Total lease operating expenses                          2,294                 1,426
                                                           --------              --------
      Net pre-tax leasing production margin                     303                   701
Servicing fees                                                  133                   166
                                                           --------              --------
      Net pre-tax leasing margin                           $    436              $    867
                                                           --------              --------

Average owned leasing portfolio                            $167,767              $117,344
Average serviced leasing portfolio                            9,085                27,215
                                                           --------              --------
Average managed leasing portfolio                          $176,852              $144,559
                                                           ========              ========

Leasing production revenue to average owned portfolio       619 bps               725 bps

Leasing operating expenses to average owned portfolio       547 bps               486 bps
                                                           --------              --------
Net pre-tax leasing production margin                        72 bps               239 bps
                                                           ========              ========

Servicing fees to average serviced leasing portfolio        586 bps               243 bps
                                                           ========              ========

         The 22% increase in leasing production revenue for the second quarter of 2000 as compared to the second quarter of 1999 is primarily due to the 43% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing margin decreased 167 bps in the second quarter of 2000 as compared to the second quarter of 1999 primarily as a result of the increased provision expenses associated with higher delinquencies as the small business sectors are beginning to exhibit signs of stress. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio.

Net Interest Income

         Net interest income for the second quarter of 2000 was $2.3 million as compared to $1.7 million for the second quarter of 1999. This is equivalent to an annualized net interest margin of 3.93% and 2.72% for the second quarter of 2000 and 1999, respectively, based upon average lease receivables owned of $167.8 million and $117.3 million, respectively, and average debt outstanding of $142.3 and $80.3 million, respectively.

OTHER

         During the third quarter of 1999, the Company reorganized its reporting cost centers and is now reporting holding company costs as a reconciling item between the segmented income statement and the consolidated income statement. The primary components of holding company costs are 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel; 3) depreciation on the corporate headquarters; and 4) income taxes. The segmented income statement for the second quarter of 1999 has been restated to conform with the segmented income statement presentation for the second quarter of 2000.

UNUSUAL ITEMS

         During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the first quarter of 2000, the Company began reconsidering it's current positioning in the market and its corporate, management and leadership structures. As a result, the Company is continuing its efforts during the current period to reorganize around primary business processes, production/sales, customer fulfillment, servicing and portfolio management and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net reduction in the previously established reorganization reserves of $1.1 million during the period. In connection with the planned reorganization, a number of senior management positions have been scheduled for elimination during the remainder of the year.

         During the second quarter of 2000, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expects to realize net proceeds equal to the tangible book value of Laureate. The Company amended its defined benefit pension plan to freeze benefits under the plan. Simultaneously, the Company changed the benefits available to employees under its 401(k) plan. The Company realized a gain on sale of a branch facility. The Company contributed to a fund that will benefit qualified charitable organizations. The Company incurred expenses for consultants who are assisting management in re-engineering work processes.

         The net impact of these unusual items in the second quarter of 2000 is summarized below by financial statement component and operating division:

                                      AGENCY-ELIGIBLE
                                 -------------------------                    COMMERCIAL
                                 PRODUCTION      SERVICING      SUBPRIME      MORTGAGE     LEASING   OTHER    TOTAL
                                 ------------------------------------------------------------------------------------
Salary and employee
benefits                         $     (380)     $     (45)     $   (824)                  $   (22)  $  21    $(1,250)
General and administrative
expenses                                                                                               452        452
Other income                                                                                          (392)      (392)
                                 ------------------------------------------------------------------------------------
Net pre-tax effect on
continuing operations                  (380)           (45)         (824)                      (22)     81     (1,190)
Estimated allocable income
tax                                     142             17           305                         8     (31)       441
                                 ------------------------------------------------------------------------------------
Net after-tax impact on
continuing operations                  (238)           (28)         (519)                      (14)     50       (749)
Loss on sale of operating
assets of Laureate Capital
Corp.                                                                         $    2,000                      $ 2,000
Operating profits of
Laureate Capital Corp.                                                              (105)                        (105)
                                 ------------------------------------------------------------------------------------
Net after-tax impact             $     (238)     $     (28)     $   (519)     $    1,895   $   (14)  $  50    $ 1,146
                                 ====================================================================================

FINANCIAL CONDITION

         During the second quarter of 2000, the Company experienced a 32% increase in the volume of production originated and acquired compared to the first quarter of 2000. Production increased from $1.4 billion during the first quarter of 2000 to $1.9 billion during the second quarter of 2000. The June 30, 2000, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.6 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.5 billion. This compares to a locked mortgage application pipeline of $0.5 billion and a $0.4 billion application pipeline at March 31, 2000.

         Mortgage loans held-for-sale and mortgage-backed securities totaled $0.6 billion at June 30, 2000, versus $0.5 billion at December 31, 1999, an increase of 19%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $7.4 billion at June 30, 2000, from $7.8 billion at December 31, 1999, a decrease of 5%. The company sold certain mortgage-backed securities during the first six months of 2000, for which it did not receive the cash settlement until early in the second quarter of 2000. This resulted in a $69.9 million receivable on the June 30, 2000 condensed consolidated balance sheet.

         Short-term borrowings, which are the Company's primary source of funds, totaled $0.9 billion at June 30, 2000, compared to $0.7 billion at December 31, 1999, an increase of 22%. At June 30, 2000, there were $6.2 million in long-term borrowings, compared to $6.3 million at December 31, 1999. Other liabilities totaled $91.6 million as of June 30, 2000, compared to the December 31, 1999 balance of $84.8 million, an increase of $6.8 million, or 8%.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In July 2000, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $325 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2001. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $165 million, plus the Restricted Group's net income subsequent to June 30, 2000, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements,

(iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans, (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion and (v) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least 1.25 to 1.00 for any period of two consecutive fiscal quarters. (the interest rate coverage ratio). The Company is required to maintain $10 million of liquidity pursuant to the agreement. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

         In July 2000, the Company and the Restricted Group also entered into a $65 million subprime revolving credit facility and a $200 million servicing revolving credit facility, which expire in July 2001. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

         The Restricted Group was in compliance with the debt covenants in place at June 30, 2000. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

         RBMG Asset Management Company, Inc., a wholly-owned subsidiary of Meritage and a bank are parties to a master repurchase agreement, pursuant to which RBMG Asset Management Company, Inc. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The master repurchase agreement has been extended through September 25, 2000.

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

         The Company has entered into a $10.0 million unsecured line of credit agreement that expires in August 2000. The interest rate on funds borrowed is based upon the prime rate announced by a major money center bank.

         Republic Leasing, a wholly-owned subsidiary of the Company, has a $200 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in February 2001 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by Republic Leasing. The warehouse credit agreement also requires the Company to maintain a minimum net worth of $60 million and

Republic Leasing to maintain a ratio of total liabilities to net worth of no more than 10.0 to 1.0.

         The Company has been repurchasing its stock pursuant to Board authority since March 1998, and, as of June 30, 2000, the Company had remaining authority to repurchase up to $1.3 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. Shares repurchased are maintained in the Company's treasury account and are not retired. At June 30, 2000, there were 5,641,804 shares held in the Company's treasury account at an average cost of $7.60 per share.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). However, early adoption is permitted. The FASB has a Derivatives Implementation Group ("DIG") that is assisting various industry groups in interpreting SFAS No. 133. The DIG has numerous open issues relating to the mortgage banking industry. As a result, the Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position.

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

SUMMARY

         On a combined divisional basis, during the six months ended June 30, 2000 and 1999, the Company generated approximately $13.6 million and $54.3 million, respectively, of positive funds from continuing operations.

                    ($ in thousands)                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 --------------------------------------
                                                                   2000                         1999
                                                                 ---------                    ---------
                    Agency-eligible production                   $  (7,897)                   $  32,776
                    Agency-eligible servicing                       12,407                       16,858
                    Subprime production                              5,993                        6,150
                    Leasing                                          3,077                        2,150
                                                                 ---------                    ---------
                                                                 $  13,580                    $  57,934
                                                                 =========                    =========

         Each of the Company's divisions produced positive operating funds during both periods except for agency-eligible production in the first six months of 2000. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

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


($ in thousands)                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------------
                                                                      2000                    1999
                                                                    ---------               ---------
Income (loss) before income taxes                                   $ (11,873)              $  17,718
Deduct:
     Net gain on sale of mortgage loans, as reported                  (11,817)                (50,078)
Add back:
     Cash gains on sale of mortgage loans                                (139)                 15,346
     Cash gains on sale of mortgage servicing rights                   11,733                  44,104
     Depreciation                                                       2,947                   2,014
     Provision expense                                                  1,252                   3,672
                                                                    ---------               ---------
                                                                    $  (7,897)              $  32,776
                                                                    =========               =========

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


($ in thousands)                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------

                                                                         2000                1999
                                                                      ----------          ----------
Income before income taxes                                            $    1,664          $    2,509
Deduct:
     Net gain on sale of mortgage servicing
      rights, as reported                                                 (1,539)             (4,823)
Add back:
     Amortization and provision for impairment of
      Mortgage servicing rights                                           12,209              17,320
     Depreciation
                                                                              73               1,852
                                                                      ----------          ----------
                                                                      $   12,407          $   16,858
                                                                      ==========          ==========

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

($ in thousands)                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------------
                                                                              2000                 1999
                                                                           ----------           ----------
Income (loss) before income taxes                                          $   (7,776)          $    3,774
Deduct:
     Net gain on sale of subprime loans, as reported                           (6,179)             (10,374)
     Accretion income on residuals                                             (3,786)              (2,955)
Add back:
     Cash gains on sale of whole subprime loans                                10,334                7,450
     Cash received from investments in residual certificates                    1,471                2,742
     Depreciation and amortization
         of goodwill and intangibles                                            1,573                  614
     Provision expense                                                            910                  932
     Mark to market on residuals                                                9,446                3,967
                                                                           ----------           ----------
                                                                           $    5,993           $    6,150
                                                                           ==========           ==========

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

($ in thousands)                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                             2000                1999
                                                                           --------            --------
Income before income taxes                                                 $  1,391            $  1,327
Add back:
     Depreciation and amortization of
       goodwill and intangibles                                                 165                 153
     Provision expense                                                        1,521                 670
                                                                           --------            --------
                                                                           $  3,077            $  2,150
                                                                           ========            ========

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

                           PART II. OTHER INFORMATION

ITEM 4.  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         DURING THE PERIOD OF APRIL 1, 2000, THROUGH JUNE 30, 2000, THE FOLLOWING MATTERS WERE SUBMITTED TO A VOTE OF SECURITY HOLDERS:

         AT THE ANNUAL MEETING OF THE SHAREHOLDERS OF THE COMPANY ON MAY 3, 2000, THE SHAREHOLDERS ELECTED ROBIN C. KELTON, BOYD M. GUTTERY, DOUGLAS K. FREEMAN AND JOHN O. WOLCOTT TO SERVE AS DIRECTORS OF THE COMPANY. MR. KELTON AND MR. FREEMAN WILL SERVE FOR THREE YEAR TERMS EXPIRING AT THE 2003 ANNUAL MEETING OF SHAREHOLDERS. MR. GUTTERY'S TERM EXPIRES AT THE 2001 ANNUAL MEETING. MR. WOLCOTT'S TERM EXPIRES AT THE 2002 ANNUAL MEETING. MR. KELTON RECEIVED 15,751,445 VOTES, 73,362 VOTES WERE WITHHELD WITH NO VOTES AGAINST. MR. GUTTERY RECEIVED 15,748,999 VOTES, 75,808 VOTES WERE WITHHELD WITH NO VOTES AGAINST. MR. FREEMAN RECEIVED 15,752,627 VOTES, VOTES WERE 72,180 WITHHELD WITH NO VOTES AGAINST. MR. WOLCOTT RECEIVED 15,750,246 VOTES, 74,561 VOTES WERE WITHHELD WITH NO VOTES AGAINST.

         AT THE ANNUAL MEETING OF THE SHAREHOLDERS OF THE COMPANY ON MAY 3, 2000, THE SHAREHOLDERS VOTED TO APPROVE AN AMENDMENT TO THE STOCK INVESTMENT PLAN. THE APPROVAL RECEIVED 15,384,538 VOTES, 44,624 SHARES ABSTAINED AND 395,645 SHARES VOTED AGAINST.

ITEM 6.  - EXHIBITS AND REPORTS ON FORM 8-K

         - (A)    A LIST OF EXHIBITS FILED WITH THIS FORM 10-Q, ALONG WITH THE
                  EXHIBIT INDEX CAN BE FOUND ON PAGES A TO G FOLLOWING THE SIGNATURE PAGE.

         - (B) NO REPORTS ON FORM 8K WERE FILED DURING THE QUARTER ENDED JUNE 30, 2000.

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




DATED:   August 14, 2000

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

 3.6     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc.                    *
         incorporated by reference to Exhibit 3.1 of the Registrant's
         Registration No. 333-82105

 3.7     Amendment to Bylaws of Resource Bancshares Mortgage Group, Inc. dated            _____
         December 7, 1999

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

10.6     (A) Employment Agreement dated April 3, 2000, between Resource                   _____
         Bancshares Mortgage Group, Inc. and Harold Lewis, Jr.

         (B) Change of Control Agreement dated May 3 by and between Resource              _____
         Bancshares Mortgage Group, Inc. and Harold Lewis, Jr.

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

10.16    (A) Amendment to Pension Plan effective January 1, 1995 incorporated by            *
         reference to Exhibit 10.42 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995

         (B) Amendment Four to Pension Plan effective May 31, 2000                        _____

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

10.19    (A) First Amendment to Resource Bancshares Mortgage Group, Inc.                    *
         Supplemental Executive Retirement Plan dated October 28, 1998 incorporated by reference to Exhibit 10.19 of the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998

         (B) Second Amendment to Resource Bancshares Mortgage Group, Inc.
         Supplemental Executive Retirement Plan dated May 31, 2000                        _____

10.20    (A) Pension Restoration Plan incorporated by reference to Exhibit 10.25            *
         of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1994

         (B) Resolution of Board of Directors freezing additional accounts under
         the Pension Restoration Plan effective May 31, 2000                              _____

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

         (C) Amendment III to Stock Investment Plan dated February 2, 2000 incorporated by reference to Exhibit 10.22 (C) of the Registrants
         Quarterly Report on Form 10-Q for the period ended March 31, 2000                  *


                                       C

EXHIBIT NO.                DESCRIPTION                                                    PAGE
-----------                -----------                                                    ----
10.23    (A) Change of Control Agreement by and between Resource Bancshares                 *
         Mortgage Group, Inc. and Douglas K. Freeman, dated as of January 10,
         2000 incorporated by reference to Exhibit 10.23 (A) of the Registrants
         Quarterly Report on Form 10-Q for the period ended March 31, 2000.

         (B) Incentive Stock Option Agreement pursuant to Resource Bancshares               *
         Mortgage Group, Inc. Omnibus Stock Award Plan between Resource
         Bancshares Mortgage Group, Inc. and Douglas K. Freeman dated as of
         January 10, 2000 incorporated by reference to Exhibit 10.23 (B) of the
         Registrants Quarterly Report on Form 10-Q for the period ended March
         31, 2000

         (C) Employment Agreement between Resource Bancshares Mortgage Group,               *
         Inc. and Douglas K. Freeman dated as of January 10, 2000 incorporated by reference to Exhibit 10.23 (C) of the Registrants Quarterly Report
         on Form 10-Q for the period ended March 31, 2000

         (D) Indemnity Agreement between Resource Bancshares Mortgage Group,                *
         Inc. and Douglas K. Freeman dated as of January 10, 2000 incorporated by reference to Exhibit 10.23 (D) of the Registrants Quarterly Report
         on Form 10-Q for the period ended March 31, 2000

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

10.30    (A) ESOP Notes dated January 20, 1998, April 1, 1998, July 1, 1998 and             *
         October 1, 1998 between the Registrant and The Resource Bancshares
         Mortgage Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998


                                       D

EXHIBIT NO.                DESCRIPTION                                                    PAGE
-----------                -----------                                                    ----

         (B) ESOP Notes dated March 8, 1999, April 26, 1999, July 1, 1999 and               *
         October 1, 1999 between the Registrant and The Resource Bancshares
         Mortgage Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.30(B) of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1999

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

10.38    (A) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)            *
         incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (B) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)
         effective June 2000 (officer vesting provisions)                                 _____

         (C) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)
         effective June 2000 ($16 vesting provisions)                                     _____

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

10.41    First Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified          *
         Stock Option Plan dated January 29, 1997 incorporated by reference to
         Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1998


                                       E

EXHIBIT NO.                DESCRIPTION                                                    PAGE
-----------                -----------                                                    ----

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

10.47    (A) Second Amendment to Amended and Restated Retirement Savings Plan               *
         dated January 1997, incorporated by reference to Exhibit 10.38 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1997

         (B) Third Amendment to Amended and Restated Retirement Savings Plan
         dated May 31, 2000                                                               _____

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

10.50    Preferred Provider Organization Plan for Retired Executives incorporated           *
         by reference to Exhibit 10.43 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended September 30, 1998



                                       F

EXHIBIT NO.                DESCRIPTION                                                    PAGE
-----------                -----------                                                    ----
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

10.53    Voluntary Employees' Beneficiary Association Trust for the Employees of
         Resource Bancshares Mortgage Group, Inc. incorporated by reference to
         Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1999                                                       *

10.54    Voluntary Employees' Beneficiary Association Plan for the Employees of
         Resource Bancshares Mortgage Group, Inc. incorporated by reference to
         Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended March 31, 2000                                                        *

10.55    MSC Stock Option Agreement between Resource Bancshares Mortgage Group,
         Inc. and Boyd M. Guttery dated February 2, 2000                                  _____

10.56    MSC Stock Option Agreement between Resource Bancshares Mortgage Group,
         Inc. and Stuart M. Cable dated February 2, 2000                                  _____

10.57    Director Deferred Compensation Plan dated June 2000                              _____

10.58    Outside Director Life Insurance Plan dated June 2000                             _____

11.1     Statement re: Computation of Net Income per Common Share                         _____

27.1     Financial Data Schedule                                                          _____

--------------

* Incorporated by reference


                                        G