Form 10-Q
period 2000-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2000-11-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                               -------------  --------------

Commission File Number 000-21786
                       ---------



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         STATE OF DELAWARE                              57-0962375
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


 7909 Parklane Road,  Columbia, SC                         29223
------------------------------------        ------------------------------------
  (Address of Principal Executive                        (Zip Code)
             Offices)


Registrant's telephone number, including area code   (803)741-3000
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

The number of shares of common stock of the Registrant outstanding as of October 31, 2000 was 17,369,831.

                                     Page 1
                          Exhibit Index on Pages A to G

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
               Form 10-Q for the quarter ended September 30, 2000

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                                                         PAGE
PART I.     FINANCIAL INFORMATION
---------------------------------
Item 1.     Financial Statements - (Unaudited)
----------------------------------------------
            Condensed Consolidated Balance Sheets                                                          3


            Condensed Consolidated Statements of Income                                                    4


            Condensed Consolidated Statements of Changes in Stockholders' Equity                           5


            Condensed Consolidated Statements of Cash Flows                                                6


            Notes to Condensed Consolidated Financial Statements                                           7


ITEM 2.     Management's Discussion and Analysis of                                                       13
---------------------------------------------------
  Financial Condition and Results of Operations
  ---------------------------------------------


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                    53
----------------------------------------------------------------------


PART II.    OTHER INFORMATION                                                                             54
-----------------------------

ITEM 6.     Exhibits and Reports on Form 8-K                                                              54
--------------------------------------------


SIGNATURES                                                                                                55
----------


EXHIBIT INDEX                                                                                             A-G
-------------

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                                     September 30,              December 31,
                                                                                         2000                       1999
                                                                                ------------------------     --------------------
                                                                                      (Unaudited)
ASSETS
Cash                                                                                       $     16,704              $    30,478
Receivables                                                                                      42,270                   40,219
Trading securities:
 Residual interests in subprime securitizations                                                  20,384                   54,382
Mortgage loans held for sale                                                                    517,188                  480,504
Lease receivables                                                                               185,463                  155,559
Servicing rights, net                                                                           150,875                  177,563
Premises and equipment, net                                                                      31,821                   36,294
Accrued interest receivable                                                                       2,794                    1,691
Goodwill and other intangibles                                                                   12,554                   15,478
Other assets                                                                                     34,032                   35,014
                                                                                ------------------------     --------------------
 Total assets                                                                            $    1,014,085             $  1,027,182
                                                                                ------------------------     --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                                      $    762,299              $   709,803
Long-term borrowings                                                                              6,175                    6,259
Accrued expenses                                                                                  8,006                   13,826
Other liabilities                                                                                78,910                   84,822
                                                                                ------------------------     --------------------
 Total liabilities                                                                              855,390                  814,710
                                                                                ------------------------     --------------------

Preferred stock - par value $0.01 - 5,000,000 shares authorized;
no shares issued or outstanding                                                                      --                       --
Common stock - par value $0.01 - 50,000,000 shares authorized;
31,637,331 shares issued at  September 30, 2000
 and December 31, 1999                                                                              316                      316
Additional paid-in capital                                                                      298,543                  300,909
Retained earnings                                                                                10,541                   56,506
Common stock held by subsidiary at cost - 7,767,099 shares at
 September 30, 2000 and December 31, 1999                                                       (98,953)                 (98,953)
Treasury stock - 6,434,558 and 4,686,391 shares at September 30, 2000
 and December 31, 1999, respectively                                                            (46,900)                 (41,148)
Unearned shares of employee stock ownership plan - 417,967 and 537,084
 shares at September 30, 2000 and December 31, 1999, respectively                                (4,852)                  (5,158)
                                                                                ------------------------     --------------------
 Total stockholders' equity                                                                     158,695                  212,472
                                                                                ------------------------     --------------------
 Total liabilities and stockholders' equity                                              $    1,014,085             $  1,027,182
                                                                                ------------------------     --------------------


                             See accompanying notes

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                INCOME STATEMENTS
                      ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                   For the Nine Months     For the Quarter Ended
                                                                                   Ended September 30,          September 30,
                                                                                -----------------------  -------------------------
                                                                                    2000         1999         2000         1999
                                                                                -----------  -----------  -----------  -----------
REVENUES
Interest income                                                                 $   52,896   $   66,847   $   18,607   $    19,314
Interest expense                                                                   (39,469)     (45,774)     (14,457)      (12,924)
                                                                                -----------  -----------  -----------  -----------
Net interest income                                                                 13,427       21,073        4,150        6,390
Net gain on sale of mortgage loans                                                  26,456       73,942        8,460       13,490
Gain on sale of mortgage servicing rights                                            2,212        6,317          673        1,494
Servicing fees                                                                      26,351       32,493        8,471        9,631
Mark-to-market on residual interests in subprime securitizations                   (39,338)      (4,896)     (29,892)        (929)
Other income                                                                         4,828        5,152          454        1,399
                                                                                -----------  -----------  -----------  -----------

 Total revenues                                                                     33,936      134,081       (7,684)      31,475
                                                                                -----------  -----------  -----------  -----------

EXPENSES
Salary and employee benefits                                                        38,302       51,040       13,432       17,077
Occupancy expense                                                                   10,469        9,870        3,633        3,773
Amortization and provision for impairment of mortgage servicing rights              18,278       22,985        6,069        5,665
Provision expense                                                                    5,661        7,931        1,978        2,535
General and administrative expenses                                                 19,452       23,361        7,358        6,507
                                                                                -----------  -----------  -----------  -----------

 Total expenses                                                                     92,162      115,187       32,470       35,557
                                                                                -----------  -----------  -----------  -----------

Income (loss) from continuing operations before income taxes                       (58,226)      18,894      (40,154)      (4,082)
Income tax benefit (expense)                                                        21,389       (6,396)      14,859        1,873
                                                                                -----------  -----------  -----------  -----------
Income (loss) from continuing operations                                           (36,837)      12,498      (25,295)      (2,209)
Discontinued operations:
Loss on sale of operating assets of Laureate Capital Corp.
 (less applicable income taxes of $435 and $235 for the nine months and quarter
 ended September 30, 2000)                                                          (1,607)                      393
Operating profits (losses) of Laureate Capital Corp. for the nine months ended
 September 30, 2000 and 1999 and for the quarter ended September 30, 2000 and
 1999, respectively (less applicable income tax expense (benefit) of ($354),
 $298, $-0- and $389, respectively                                                    (660)         324            -          534
                                                                                -----------  -----------  -----------  -----------

Net income (loss)                                                               $  (39,104)  $   12,822   $  (24,902)  $   (1,675)
                                                                                -----------  -----------  -----------  -----------

Weighted average common shares outstanding - Basic                              18,034,854   21,158,547   17,435,701   20,310,289
                                                                                -----------  -----------  -----------  -----------

Net income (loss) per common share from continuing operations - Basic               ($2.04)       $0.59       ($1.45)      ($0.11)
                                                                                -----------  -----------  -----------  -----------

Net income (loss) per common share from discontinued operations - Basic             ($0.13)       $0.02        $0.02        $0.03
                                                                                -----------  -----------  -----------  -----------

Weighted average common shares outstanding - Diluted                            18,034,854   21,351,034   17,435,701   20,310,289
                                                                                -----------  -----------  -----------  -----------

Net income (loss) per common share from continuing operations - Diluted             ($2.04)       $0.59       ($1.45)      ($0.11)
                                                                                -----------  -----------  -----------  -----------

Net income (loss) per common share from discontinued operations - Diluted           ($0.13)       $0.01        $0.02        $0.03
                                                                                -----------  -----------  -----------  -----------



                             See accompanying notes

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)




                                                     Common Stock                   Additional
          Nine Months Ended             --------------------------------------       Paid-in             Retained
         September 30, 1999                  Shares              Amount              Capital             Earnings
--------------------------------------  ------------------  ------------------  ------------------  ------------------

Balance, December 31, 1998                     31,637,331             $   316           $ 307,114         $    59,599

Issuance of restricted stock                                                                 116

Cash dividends                                                                                                 (6,786)

Treasury stock purchases

Exercise of stock options                                                                      (3)

Shares committed to be released
 under Employee Stock Ownership
 Plan                                                                                        (158)

Purchase of shares by Employee
 Stock Ownership Plan

Shares issued or purchased under
 Dividend Reinvestment and
 Stock Purchase Plan and Stock
 Investment Plan                                                                           (3,451)                (86)

Net income                                                                                                     12,822

Total comprehensive income
                                        ------------------  ------------------  ------------------  ------------------

Balance, September 30, 1999                    31,637,331   $             316   $         303,618   $          65,549
                                        ------------------  ------------------  ------------------  ------------------




                                              Common                             Unearned Shares         Total
          Nine Months Ended               Stock Held by           Treasury      of Employee Stock     Stockholders'
         September 30, 1999                 Subsidiary             Stock          Ownership Plan         Equity
--------------------------------------  ------------------  ------------------  ------------------  ------------------

Balance, December 31, 1998              $         (98,953)  $         (11,499)  $          (4,419)            252,158

Issuance of restricted stock                                            1,285                                   1,401

Cash dividends                                                                                                 (6,786)

Treasury stock purchases                                              (35,648)                                (35,648)

Exercise of stock options                                                   7                                       4

Shares committed to be released
 under Employee Stock Ownership
 Plan                                                                                       1,213               1,055

Purchase of shares by Employee
 Stock Ownership Plan                                                                      (2,250)             (2,250)

Shares issued or purchased under
 Dividend Reinvestment and
 Stock Purchase Plan and Stock
 Investment Plan                                                        8,974                                   5,437

Net income

Total comprehensive income                                                                                     12,822
                                        ------------------  ------------------  ------------------  ------------------

Balance, September 30, 1999             $         (98,953)  $         (36,881)             (5,456)            228,193
                                        ------------------  ------------------  ------------------  ------------------







                                                     Common Stock                   Additional
          Nine Months Ended             --------------------------------------       Paid-in             Retained
         September 30, 1999                  Shares              Amount              Capital             Earnings
--------------------------------------  ------------------  ------------------  ------------------  ------------------

Balance, December 31, 1999                     31,637,331   $             316   $         300,909   $         56,506

Issuance of restricted stock                                                                (960)

Cash dividends                                                                                                 (6,815)

Treasury stock purchases

Shares committed to be released
 under Employee Stock Ownership
 Plan                                                                                          157

Shares issued or purchased under
 Dividend Reinvestment and
 Stock Purchase Plan and Stock
 Investment Plan                                                                            (1,563)               (46)

Net income (loss)                                                                                             (39,104)

Total comprehensive income
                                        ------------------  ------------------  ------------------  ------------------

Balance, September 30, 2000                    31,637,331   $             316   $          298,543  $          10,541
                                        ------------------  ------------------  ------------------  ------------------






                                              Common                             Unearned Shares         Total
          Nine Months Ended               Stock Held by           Treasury      of Employee Stock     Stockholders'
         September 30, 1999                 Subsidiary             Stock          Ownership Plan         Equity
--------------------------------------  ------------------  ------------------  ------------------  ------------------

Balance, December 31, 1999              $         (98,953)  $         (41,148)  $          (5,158)  $         212,472


Issuance of restricted stock                                            1,750                                     790

Cash dividends                                                                                                 (6,815)

Treasury stock purchases                                              (10,527)                                (10,527)

Shares committed to be released
 under Employee Stock Ownership
 Plan                                                                                         306                 463

Shares issued or purchased under
 Dividend Reinvestment and
 Stock Purchase Plan and Stock
 Investment Plan                                                        3,025                                   1,416

Net income (loss)

Total comprehensive income                                                                                    (39,104)
                                        ------------------  ------------------  ------------------  ------------------

Balance, September 30, 2000             $         (98,953)  $         (46,900)  $          (4,852)  $         158,695
                                        ------------------  ------------------  ------------------  ------------------




                             See accompanying notes

RESOURCE BANCSHARES MORTGAGE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

($ in thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  2000                       1999
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss) from continuing operations                                      (36,837)                        12,498
Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
  Depreciation and amortization                                                    24,588                         27,874
  Employee Stock Ownership Plan compensation                                          463                          1,055
  Provision for estimated foreclosure losses and repurchased loans                  5,661                          7,931
  Decrease in receivables                                                          11,554                         17,611
  Acquisition of mortgage loans                                                (4,590,507)                    (7,259,294)
  Proceeds from sales of mortgage loans and mortgage-backed securities          4,576,826                      8,180,400
  Acquisition of mortgage servicing rights                                       (108,942)                      (208,695)
  Sales of mortgage servicing rights                                              110,321                        210,110
  Net (loss) gain on sales of mortgage loans and servicing rights                 (28,668)                       (92,975)
  (Increase) decrease in accrued interest on loans                                 (1,103)                         1,782
  Increase in lease receivables                                                   (32,112)                       (44,161)
  Decrease (increase) in other assets                                                 556                         (5,712)
  Decrease (increase) in residual certificates                                     33,998                         (5,142)
  Increase in accrued expenses and other liabilities                               (8,754)                        16,492
-------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                               (42,956)                       859,774
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchases of premises and equipment                                                (2,392)                        (7,264)
Disposition of premises and equipment                                                 485                              0
Discontinued operations                                                            (6,187)                         1,360
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (8,094)                        (5,904)
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from borrowings                                                        5,651,248                     23,720,794
Repayment of borrowings                                                        (5,598,836)                   (24,545,131)
Issuance of restricted stock                                                          790                          1,401
Shares issued under Dividend Reinvestment and Stock Purchase Plan
  and Stock Investment Plan                                                         1,416                          5,437
Acquisition of treasury stock                                                     (10,527)                       (35,648)
Cash dividends                                                                     (6,815)                        (6,786)
Exercise of stock options                                                               0                              4
Loans to Employee Stock Ownership Plan                                                  0                         (2,250)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided  by (used in) financing activities                               37,276                       (862,179)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   (13,774)                        (8,309)
Cash, beginning of year                                                            30,478                         15,530
-------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                  16,704                          7,221
-------------------------------------------------------------------------------------------------------------------------



                             See accompanying notes

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

         During the first nine months of 2000, management and the Board of Directors reconsidered the Company's current positioning in the market and its corporate, management and leadership structures. As a result, the Company is reorganizing around the primary business processes that are critical to achieving its new vision: production/sales, customer fulfillment, servicing and portfolio management. These business units will continue to be centrally supported by traditional corporate functions. Segment reporting, which is done based upon the current holding company organization structure, will change in future periods when the new organization structure is fully implemented.

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



Note 2 - Earnings (Loss) Per Share:

         The following is a reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations for the nine months and quarters ended September 30, 2000 and 1999, respectively:



      ($ IN THOUSANDS)                               FOR THE NINE MONTHS ENDED            FOR THE QUARTER ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ------------------------------     -------------------------------
                                                       2000             1999              2000             1999
                                                   ------------     -------------     -------------    --------------
      Net income from continuing operations         $   (36,837)     $    12,498       $   (25,295)      $    (2,209)
                                                   -------------    -------------     -------------    --------------
      Average common shares outstanding              18,034,854       21,158,547        17,435,701        20,310,289
                                                   -------------    -------------     -------------    --------------
      Earnings per share - basic                        $ (2.04)         $  0.59       $     (1.45)      $     (0.11)
                                                   -------------    -------------     -------------    --------------
      Dilutive stock options                              -              192,487            -                 -
      Average common and common equivalent
          shares outstanding                         18,034,854       21,351,034        17,435,701        20,310,289
                                                   -------------    -------------     -------------    --------------
      Earnings per share - diluted                  $     (2.04)     $      0.59       $     (1.45)      $     (0.11)
                                                   -------------    -------------     -------------    --------------

         On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C. Accordingly, the Company recorded a $1.6 million after-tax charge during the period primarily related to the write-off of intangible assets of Laureate. The following is a reconciliation of basic earnings (loss) per share from discontinued operations to diluted earnings
      (loss) per share from discontinued operations for the nine months and quarter ended September 30, 2000 and 1999, respectively:



      ($ IN THOUSANDS)                               FOR THE NINE MONTHS ENDED            FOR THE QUARTER ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                   -----------------------------      ------------------------------
                                                       2000             1999              2000             1999
                                                   ------------     ------------      -------------    -------------

     Net income from discontinued operations        $    (2,267)     $       324       $       393       $       534
                                                    -----------      -----------       -----------       -----------
     Average common shares outstanding               18,034,054       21,158,547        17,435,701        20,310,289
                                                    -----------      -----------       -----------       -----------
     Earnings per share - basic                     $     (0.13)     $      0.02       $      0.02       $      0.03
                                                    -----------      -----------       -----------       -----------
     Dilutive stock options                              -               192,487            17,206            72,425
     Average common and common equivalent shares
         outstanding                                 18,034,054       21,351,034        17,452,907        20,382,814
                                                    -----------      -----------       -----------       -----------
     Earnings per share - diluted                   $     (0.13)     $      0.01       $      0.02       $      0.03
                                                    -----------      -----------       -----------       -----------

         The following is a reconciliation of combined basic earnings (loss) per share from operations to diluted earnings (loss) per share from operations for the nine months and quarter ended September 30, 2000 and 1999, respectively:


      ($ IN THOUSANDS)                               FOR THE NINE MONTHS ENDED            FOR THE QUARTER ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                   -----------------------------      ------------------------------
                                                       2000             1999              2000             1999
                                                   ------------     ------------      ------------     -------------

     Net income from operations                     $   (39,104)     $    12,822       $   (24,902)      $    (1,675)
                                                    -----------      -----------       -----------       -----------
     Average common shares outstanding               18,034,854       21,158,547        17,435,701        20,310,289
                                                    -----------      -----------       -----------       -----------
     Earnings per share - basic                     $     (2.17)     $      0.61       $     (1.43)      $      (.08)
                                                    -----------      -----------       -----------       -----------
     Dilutive stock options                             --               192,487           --                --
     Average common and common equivalent shares
         outstanding                                 18,034,854       21,351,034        17,435,701        20,310,289
                                                    -----------      -----------       -----------       -----------
     Earnings per share - diluted                   $     (2.17)     $      0.60       $     (1.43)      $     (0.08)
                                                    -----------      -----------       -----------       -----------


Note 3 - Allocated Revenues and Expenses:

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the nine months and the quarter ended September 30, 2000 and 1999, respectively:

                                                                            AGENCY-ELIGIBLE
                                                                ------------  ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (1) (2)                                                                     COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   1,252        (3,661)          (71)        9,890             0
Net gain on sale of mortgage loans                                   16,255             0             0        10,201             0
Gain on sale of mortgage servicing rights                                 0         2,212             0             0             0
Servicing fees                                                            0        26,241             0             0             0
Mark to market on residual interests in subprime
 securitizations                                                          0             0             0       (39,338)            0
Other income                                                            534           365         2,408           544             0
                                                                ------------  ------------  ------------  ------------  ------------
 Total revenues                                                      18,041        25,157         2,337       (18,703)            0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                         20,860         2,057             0         9,911             0
Occupancy expense                                                     8,484           146             0         1,991             0
Amortization and provision for impairment
 of mortgage servicing rights                                             0        18,278             0             0             0
Provision expense                                                     1,702             0             0         1,751             0
General and administrative expenses                                   8,271         3,168           245         5,311             0
                                                                ------------  ------------  ------------  ------------  ------------
 Total expenses                                                      39,317        23,649           245        18,964             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                   (21,276)        1,508         2,092       (37,667)            0
Income tax benefit (expense)                                          7,841          (556)         (735)       13,842             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                            (13,435)          952         1,357       (23,825)            0
Discontinued operations:
 Loss on sale of operating assets of Laureate Capital Corp.
  (less applicable income taxes of $435)                                                                                     (1,607)
Operating losses of Laureate Capital Corp.
 (plus applicable income tax benefit of $354)                                                                                  (660)
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                   (13,435)          952         1,357       (23,825)       (2,267)
                                                                ------------  ------------  ------------  ------------  ------------


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (1) (2)                                TOTAL                        OTHER/
($ IN THOUSANDS)                                                    LEASING      SEGMENTS   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   6,763        14,173          (746)       13,427
Net gain on sale of mortgage loans                                        0        26,456             0        26,456
Gain on sale of mortgage servicing rights                                 0         2,212             0         2,212
Servicing fees                                                          368        26,609          (258)       26,351
Mark to market on residual interests in subprime
 securitizations                                                          0       (39,338)            0       (39,338)
Other income                                                            859         4,710           118         4,828
                                                                ------------  ------------  ------------  ------------
 Total revenues                                                       7,990        34,822          (886)       33,936
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                          2,107        34,935         3,367        38,302
Occupancy expense                                                       373        10,994          (525)       10,469
Amortization and provision for impairment
 of mortgage servicing rights                                             0        18,278             0        18,278
Provision expense                                                     2,208         5,661             0         5,661
General and administrative expenses                                     948        17,943         1,509        19,452
                                                                ------------  ------------  ------------  ------------
 Total expenses                                                       5,636        87,811         4,351        92,162
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                     2,354       (52,989)       (5,237)      (58,226)
Income tax benefit (expense)                                          (934)        19,458         1,931        21,389
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                              1,420       (33,531)       (3,306)      (36,837)
Discontinued operations:
 Loss on sale of operating assets of Laureate Capital Corp.
  (less applicable income taxes of $435)                                           (1,607)                     (1,607)
Operating losses of Laureate Capital Corp.
 (plus applicable income tax benefit of $354)                                        (660)                       (660)
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                     1,420       (35,798)       (3,306)      (39,104)
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2)  See discussion of unusual items in Management's Discussion and Analysis.




                                                                            AGENCY-ELIGIBLE
                                                                ------------  ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (1)                                                                         COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   7,949        (3,287)            0         11,552            0
Net gain on sale of mortgage loans                                   58,717             0                       15,225            0
Gain on sale of mortgage servicing rights                                 0         6,317             0              0            0
Servicing fees                                                            0        31,993             0              0            0
Mark to market on residual interests in subprime
securitizations                                                           0                                     (4,896)
Other income                                                            204           495         1,018          2,154            0
                                                                ------------  ------------  ------------  ------------  ------------
 Total revenues                                                      66,870        35,518         1,018         24,035            0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                         32,133         2,609            21         11,981            0
Occupancy expense                                                     7,019           317             0          1,862            0
Amortization and provision for impairment
 of mortgage servicing rights                                             0        22,985             0              0            0
Provision expense                                                     4,722                         203          1,702
General and administrative expenses                                  11,909         4,542           100          5,604            0
                                                                ------------  ------------  ------------  ------------  ------------
 Total expenses                                                      55,783        30,453           324         21,149            0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                    11,087         5,065           694          2,886            0
Income tax benefit (expense)                                         (3,707)       (1,693)         (245)          (928)           0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                              7,380         3,372           449          1,958            0
Discontinued operations:
Loss on sale of operating assets of Laureate Capital Corp.
 (less applicable income taxes -0-)                                                                                               0
Operating profits of Laureate Capital Corp.
 (less applicable income taxes of $298)                                                                                         324
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                     7,380         3,372           449         1,958           324
                                                                ------------  ------------  ------------  ------------  ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (1)                                    TOTAL         OTHER/
($ IN THOUSANDS)                                                    LEASING       SEGMENT   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   5,299        21,513          (440)       21,073
Net gain on sale of mortgage loans                                        0        73,942             0        73,942
Gain on sale of mortgage servicing rights                                 0         6,317             0         6,317
Servicing fees                                                          500        32,493             0        32,493
Mark to market on residual interests in subprime
securitizations                                                                    (4,896)                     (4,896)
Other income                                                            958         4,829           323         5,152
                                                                ------------  ------------  ------------  ------------
 Total revenues                                                       6,757       134,198          (117)      134,081
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                          2,028        48,772         2,268        51,040
Occupancy expense                                                       330         9,528           342         9,870
Amortization and provision for impairment                                               0                           0
 of mortgage servicing rights                                              0        22,985             0        22,985
Provision expense                                                     1,304         7,931                       7,931
General and administrative expenses                                     932        23,087           274        23,361
                                                                ------------  ------------  ------------  ------------
 Total expenses                                                       4,594       112,303         2,884       115,187
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                     2,163        21,895        (3,001)       18,894
Income tax benefit (expense)                                           (879)       (7,452)        1,056       ( 6,396)
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                              1,284        14,443        (1,945)       12,498
Discontinued operations:
Loss on sale of operating assets of Laureate Capital Corp.
 (less applicable income taxes -0-)                                                     0                           0
Operating profits of Laureate Capital Corp.
 (less applicable income taxes of $298)                                               324                         324
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                     1,284        14,767        (1,945)       12,822
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                                            AGENCY-ELIGIBLE
                                                                ----------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2000 (1) (2)                                                                         COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                     339        (1,345)          (32)        3,233             0
Net gain on sale of mortgage loans                                    4,438             0             0         4,022             0
Gain on sale of mortgage servicing rights                                 0           673             0             0             0
Servicing fees                                                            0         8,335             0             0             0
Mark to market on residual interests in subprime
securitizations                                                           0             0             0       (29,892)            0
Other income                                                            102           117           813          (776)            0
                                                                ------------  ------------  ------------  ------------  ------------
  Total revenues                                                      4,879         7,780           781       (23,413)            0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                          7,737           684           (90)        2,785             0
Occupancy expense                                                     2,961            35             0           686             0
Amortization and provision for impairment
  of mortgage servicing rights                                            0         6,069             0             0             0
Provision expense                                                       450             0             0           841             0
General and administrative expenses                                   3,134         1,148            73         2,166             0
                                                                ------------  ------------  ------------  ------------  ------------
  Total expenses                                                     14,282         7,936           (17)        6,478             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                    (9,403)         (156)          798       (29,891)            0
Income tax benefit (expense)                                          3,472            56          (281)       11,079             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                             (5,931)         (100)          517       (18,812)            0
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of $235)                                                                                      393
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $-0-)                                                                                        0
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                    (5,931)         (100)          517       (18,812)          393
                                                                ------------  ------------  ------------  ------------  ------------


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (1) (2)                                TOTAL     OTHER/
($ IN THOUSANDS)                                                    LEASING      SEGMENTS   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   2,343         4,538          (388)        4,150
Net gain on sale of mortgage loans                                        0         8,460             0         8,460
Gain on sale of mortgage servicing rights                                 0           673             0           673
Servicing fees                                                          136         8,471             0         8,471
Mark to market on residual interests in subprime
securitizations                                                           0       (29,892)            0       (29,892)
Other income                                                            293           549           (95)          454
                                                                ------------  ------------  ------------  ------------
  Total revenues                                                      2,772       (7,201)          (483)       (7,684)
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                            669        11,785         1,647        13,432
Occupancy expense                                                       127         3,809          (176)        3,633
Amortization and provision for impairment
  of mortgage servicing rights                                            0         6,069             0         6,069
Provision expense                                                       687         1,978             0         1,978
General and administrative expenses                                     326         6,847           511         7,358
                                                                ------------  ------------  ------------  ------------
  Total expenses                                                      1,809        30,488         1,982        32,470
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                       963       (37,689)       (2,465)      (40,154)
Income tax benefit (expense)                                           (378)       13,948           911        14,859
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                                585       (23,741)       (1,554)      (25,295)
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of $235)                                            393                         393
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $-0-)                                              0                           0
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                       585       (23,348)       (1,554)      (24,902)
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2)  See discussion of unusual items in Management's Discussion and Analysis.





                                                                            AGENCY-ELIGIBLE
                                                                ---------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (1)                                                                             COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   1,438          (904)            0         4,096             0
Net gain on sale of mortgage loans                                    8,639             0             0         4,851             0
Gain on sale of mortgage servicing rights                                 0         1,494             0             0             0
Servicing fees                                                            0         9,458             0             0             0
Mark to market on residual interests in subprime
  securitizations                                                         0             0             0          (929)            0
Other income                                                            187           151           577          (254)            0
                                                                ------------  ------------  ------------  ------------  ------------
  Total revenues                                                     10,264        10,199           577         7,764             0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                          9,781           804            21         5,197             0
Occupancy expense                                                     2,942           110             0           610             0
Amortization and provision for impairment
  of mortgage servicing rights                                            0         5,665             0             0             0
Provision expense                                                     1,050             0            82           770             0
General and administrative expenses                                   2,888         1,201            17         2,075             0
                                                                ------------  ------------  ------------  ------------  ------------
  Total expenses                                                     16,661         7,780           120         8,652             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                    (6,397)        2,419           457          (888)            0
Income tax benefit (expense)                                          2,570          (901)         (161)          483             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                             (3,827)        1,518           296          (405)            0
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of -0-)                                                                                         0
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $389)                                                                                      534
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                    (3,827)        1,518           296          (405)          534
                                                                ------------  ------------  ------------  ------------  ------------

FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (1)                                        TOTAL         OTHER/
($ IN THOUSANDS)                                                    LEASING       SEGMENT   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   1,910         6,540          (150)        6,390
Net gain on sale of mortgage loans                                        0        13,490             0        13,490
Gain on sale of mortgage servicing rights                                 0         1,494             0         1,494
Servicing fees                                                          173         9,631             0         9,631
Mark to market on residual interests in subprime
  securitizations                                                         0          (929)            0          (929)
Other income                                                            424         1,085           314         1,399
                                                                ------------  ------------  ------------  ------------
  Total revenues                                                      2,507        31,311           164        31,475
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                            675        16,478           599        17,077
Occupancy expense                                                       116         3,778            (5)        3,773
Amortization and provision for impairment
  of mortgage servicing rights                                            0         5,665             0         5,665
Provision expense                                                       633         2,535             0         2,535
General and administrative expenses                                     247         6,428            79         6,507
                                                                ------------  ------------  ------------  ------------
  Total expenses                                                      1,671        34,884           673        35,557
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                       836        (3,573)         (509)       (4,082)
Income tax benefit (expense)                                           (336)        1,655           218         1,873
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                                500        (1,918)         (291)       (2,209)
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of -0-)                                               0                           0
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $389)                                            534                         534
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                       500         (1,384)        (291)       (1,675)
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

Note 4 - Disposal of Commercial Mortgage Segment:

     On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C. Accordingly, the Company recorded a $1.6 million after-tax charge during the period primarily related to the write-off of intangible assets of Laureate.

Note 5 - Changes to Benefit Plans:

     During the second quarter of 2000 the Company amended its defined benefit pension plan to freeze benefits under the plan. Simultaneously, the Company changed the benefits available to employees under its 401(k) plan. The combined impact of the curtailment of pension plan benefits and the change of 401(k) benefits was to increase pre-tax income by $0.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 1999 Annual Report on Form 10-K. Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described herein or in the Company's Annual Report on Form 10-K for the year ended December 31, 1999: (i) interest rate risks, (ii) changes in economic conditions,
(iii) competition, (iv) possible changes in regulations and related matters, (v) litigation affecting the mortgage banking business, (vi) delinquency and default risks, (vii) changes in the market for servicing rights, mortgage loans and lease receivables, (viii) environmental matters, (ix) changes in the demand for mortgage loans and leases, (x) changes in the value of residual interests in subprime securitizations, (xi) prepayment risks, (xii) changes in accounting estimates and (xiii) availability of funding sources and other risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

THE COMPANY

     The Company is a financial services company engaged through wholly-owned subsidiaries primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family (i.e. one-four family), first-mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, one of the Company's wholly-owned subsidiaries originates, sells and services small-ticket commercial equipment leases.

LOAN AND LEASE PRODUCTION

     A summary of production by source for the periods indicated is set forth below:


 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------         ---------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------         -----------     -----------
 Agency-Eligible Loan Production:
     Correspondent                                 $ 3,277,105      $ 5,259,196         $ 1,249,462     $ 1,138,671
     Wholesale                                         831,451        1,447,891             288,230         292,161
                                                   -----------      -----------         -----------     -----------
 Total Agency-Eligible Loan Production               4,108,556        6,707,087           1,537,692       1,430,832
     Subprime Loan Production                          481,951          552,142             160,637         182,287
     Lease Production                                   78,215           75,181              24,915          30,316
                                                   -----------      -----------         -----------     -----------
 Total Mortgage Loan and Lease Production          $ 4,668,722      $ 7,334,410         $ 1,723,244     $ 1,643,435
                                                   ===========      ===========         ===========     ===========

     The Company purchases agency-eligible mortgage loans through its correspondents and originates loans through its wholesale and subprime divisions. The Company also has a small-ticket commercial equipment lease operation. Correspondent operations accounted for 70% and 72% of the Company's total production for the nine months ended September 30, 2000 and 1999, respectively. Wholesale and subprime production accounted for 18% and 10%, respectively, of the Company's production for the nine months ended September 30, 2000 and 20% and 8%, respectively, of the Company's production for the nine months ended September 30, 1999. Lease production accounted for 2% and 1% of the Company's total production for the first nine months of 2000 and 1999, respectively. A summary of key information relevant to industry loan production activity is set forth below:



($ IN THOUSANDS)                                                          AT OR FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                          1999
                                                                          ------------                  ------------

U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                                $290,000,000                  $306,000,000
    Adjustable Rate Mortgage Market Share                                        28.00%                        25.00%
    Estimated Fixed Rate Mortgage Originations                            $209,000,000                  $230,000,000

Company Information:
    Residential Loan Production                                           $  1,698,329                   $ 1,613,119
    Estimated Company Market Share                                                0.59%                         0.53%


(1) Source:  Mortgage Bankers Association of America, Economics Department.

         The Company's total residential mortgage production increased by 5% to $1.7 billion for the third quarter of 2000 from $1.6 billion for the third quarter of 1999. During the third quarter of 2000, interest rates were higher than during the third quarter of 1999, resulting in a decrease in industry wide residential loan originations of 5%. Likewise, the higher rate environment resulted in an increase in ARM market share in the third quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. Further, as often happens in the mortgage banking industry, a rise in interest rates and resulting decrease in volumes prompted increasing price competition in the marketplace during the quarter.

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


 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------         ---------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------         -----------     -----------

Correspondent Loan Production                       $3,277,105       $5,259,196         $1,249,462       $1,138,671
Estimated Correspondent Market Share  (1)                 0.43%            0.51%              0.43%            0.37%
Approved Correspondents                                    918              886                918              886
Correspondent Division Expenses                     $   30,780       $   43,531         $   10,698       $   12,883



(1) Source:  Mortgage Bankers Association of America, Economics Department.

     The Company's correspondent loan production increased by 10% to $1.2 billion for the third quarter of 2000 from $1.1 billion for the third quarter of 1999. During the third quarter of 2000, interest rates were higher than during the third quarter of 1999, resulting in a decrease in industry wide residential loan originations of 5%. Likewise, the higher rate environment resulted in an increase in ARM market share in the third quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products. The correspondent division expenses decreased by 17% to $10.7 million for the third quarter of 2000 from $12.9 million for the third quarter of 1999. This is a result of the Company's continued plans to reduce operating expenses.

Wholesale Loan Production

     The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The Company's regional operating centers handle all shipping and follow-up procedures on loans. Typically, mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing and underwriting of the loans. Although the establishment of regional operating centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each regional operating center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. During 2000 the Company completed the closure of all branches and consolidated from an 18 branch environment into regional operations centers to improve operating cost efficiency levels. The Company's nationwide wholesale salesforce is supported by these regional operating centers. At September 30, 2000, the Company had 6 such regional operating centers as noted in the table below. However, during October of 2000 two of the 6 remaining regional operations centers were closed. A summary of key information relevant to the Company's wholesale production activities is set forth below:


 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------         ---------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------         -----------     -----------

  Wholesale Loan Production                          $831,451        $1,447,891           $288,230        $292,161
  Estimated Wholesale Market Share (1)                   0.11%             0.14%              0.10%           0.10%
  Wholesale Division Direct Operating Expenses       $  8,537        $   12,252           $  3,584        $  3,778
  Approved Brokers                                      4,128             3,939              4,128           3,939
  Regional Operation Centers                                6             -                      6            -
  Number of Branches                                     -                   18               -                 18
  Number of Employees                                     123               209                123             209


 (1) Source:  Mortgage Bankers Association of America, Economics Department.

     Wholesale loan production decreased 1% ($3.9 million) from $292.2 million for the third quarter of 1999 to $288.2 million for the third quarter of 2000. During the third quarter of 2000, interest rates were higher than during the third quarter of 1999, resulting in a decrease in industry wide residential loan origination of 5%. Likewise, the higher rate environment resulted in an increase in ARM market share in the third quarter of 2000. The Company has historically focused on fixed rate products, and only recently has commenced offering a broader spectrum of mortgage products, including adjustable rate products.

Subprime Loan Production

     The Company conducts subprime business through its wholly-owned subsidiary, Meritage Mortgage Corporation (Meritage). A summary of key information relevant to the Company's subprime production activities is set forth below:




 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------         ---------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------         -----------     -----------

  Subprime Loan Production                            $481,951        $552,142            $160,637        $182,287
  Estimated Subprime Market Share (1)                     0.06%           0.05%               0.06%           0.06%
  Subprime Division Direct Operating Expenses         $ 18,964        $ 21,149            $  6,478        $  8,652
  Number of Brokers                                      2,925           2,434               2,925           2,434
  Number of Employees                                      240             354                 240             354
  Number of Branches                                      -                 18                 -                18


         Subprime loan production decreased by 12% to $160.6 million for the third quarter of 2000 as compared to $182.3 million during the third quarter of 1999 primarily due to a decrease in industry wide residential loan originations of 5%. Subprime division direct operating expenses decreased by 25% to $6.5 million for the third quarter of 2000 as compared to $8.7 million during the third quarter of 1999. This reduction in expenses is due to a decrease in production between quarters and reduction in the number of branches. Between September 30, 1999 and September 30, 2000, respectively, the Company increased the number of its subprime brokers by 491. As a result of reassessment of the geographic regions serviced by branches, during the third quarter of 2000 the Company restructured its subprime units from branch facilities to sales staff servicing eight market areas supported by three processing centers.

Commercial Mortgage Production

     On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C. Accordingly, the Company recorded a $1.6 million after-tax charge during the period primarily related to the write-off of intangible assets of Laureate.

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


 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------         ---------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------         -----------     -----------

  Lease Production                                    $78,215         $75,181             $24,915         $30,316
  Lease Division Direct Operating Expenses            $ 5,636         $ 4,594             $ 1,809         $ 1,671
  Number of Brokers                                       193             207                 193             207
  Number of Employees                                      67              67                  67              67



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

     A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:


 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------        ----------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------        ------------     -----------
  Underlying Unpaid Principal Balances:
      Beginning Balance *                            $7,822,394     $ 9,865,100        $ 8,529,100      $ 8,410,690
      Agency-Eligible Loan Production (net of
           servicing- released production)            3,989,019       6,695,685          1,506,323        1,429,830
      Bulk Acquisitions*                                      -               -                  -               -
      Net Change in Work-in-Progress*                    40,493         312,272         (1,119,163)         115,918
      Sales of Servicing*                            (3,928,087)     (7,848,456)        (1,348,268)      (1,743,730)
      Paid-In-Full Loans*                              (396,066)       (851,143)          (141,310)        (202,087)
      Amortization, Curtailments and Other, net*       (149,484)       (225,788)           (48,413)         (62,951)
                                                   ------------     -----------        -----------      -----------
      Ending Balance*                                 7,378,269       7,947,670          7,378,269        7,947,670
      Subservicing Ending Balance                     1,354,124       1,874,201          1,354,124        1,874,201
                                                   ------------     -----------        -----------      -----------
  Total Underlying Unpaid Principal Balances       $  8,732,393     $ 9,821,871        $ 8,732,393      $ 9,821,871
                                                   ============     ===========        ===========      ===========

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio. The ending balance for the third quarter of 2000 and 1999, respectively, includes $194,015 and $242,296, respectively, of subprime loans being temporarily serviced until these loans are sold.

     Of the $7.4 billion and $8.0 billion unpaid principal balance at September 30, 2000 and 1999, $5.6 billion and $6.1 billion, respectively, of the related mortgage servicing right asset is classified as available-for-sale, while $1.8 billion and $1.9 billion, respectively, of the related mortgage servicing right asset is classified as held-for-sale.

     A summary of agency-eligible servicing statistics follows:



 ($ IN THOUSANDS)                                   AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   ----------------------------        ----------------------------
                                                       2000             1999               2000            1999
                                                   ------------     -----------        ------------     -----------
  Average Underlying Unpaid Principal Balances
      (including subservicing)                      $9,082,315      $12,490,733         $8,826,384      $11,163,496
  Weighted Average Note Rate*                             7.64%            7.45%              7.64%            7.45%
  Weighted Average Servicing Fee*                         0.42%            0.43%              0.42%            0.43%
  Delinquency (30+ days) Including Bankruptcies
      and Foreclosures*                                   2.40%            2.55%              2.40%            2.55%
  Number of Servicing Division Employees                    71              119                 71              119


* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio.

         The average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the third quarter of 2000 as compared to the third quarter of 1999 decreased $2.3 billion, or 21%. The Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination. While production levels increased during the third quarter, the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced decreased due to the timing of sales which historically have occurred during the latter part of the quarter.

Lease Servicing

     Republic Leasing services leases that are owned by it and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:


($ IN THOUSANDS)                                                          AT OR FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                          1999
                                                                          ------------                  ------------

Owned Lease Servicing Portfolio                                             $182,444                      $141,509
Serviced For Investors Servicing Portfolio                                     5,392                        18,795
                                                                            --------                      --------
Total Managed Lease Servicing Portfolio                                     $187,836                      $160,304
                                                                            ========                      ========
Weighted Average Net Yield For Managed Lease Servicing
    Portfolio                                                                  10.73%                        10.66%
Delinquencies (30+ Days) Managed Lease  Servicing Portfolio
                                                                                2.27%                         1.95%


Consolidated Coverage Ratios

     A summary of the Company's consolidated ratios of servicing fees and net interest income from owned leases to cash operating expenses net of amortization and depreciation follows:


 ($ IN THOUSANDS)                                     AT OR FOR THE NINE MONTHS              AT OR FOR THE QUARTER
                                                         ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                     ----------------------------        ----------------------------
                                                         2000             1999               2000            1999
                                                     ------------     -----------        ------------     -----------
  Total Company Servicing Fees                         $ 26,351        $ 32,493            $ 8,471          $ 9,631
  Net Interest Income from Owned Leases                   6,763           5,299              2,343            1,910
                                                       --------        --------            -------          -------
  Total Servicing Fees and Interest from Owned Leases  $ 33,114        $ 37,792            $10,814          $11,541
                                                       --------        --------            -------          -------
  Total Company Operating Expenses                     $ 92,162        $115,187            $32,470          $35,557
  Total Company Amortization and Depreciation           (24,588)        (27,874)            (7,391)          (8,675)
                                                       --------        --------            -------          -------

  Total Company Operating Expenses, Net of
     Amortization and Depreciation                      $67,574        $ 87,313            $25,079          $26,882
                                                       --------        --------            -------          -------
  Coverage Ratio                                             49%             43%                43%              43%
                                                       ========        ========            =======          =======


   The Company's coverage ratios for the third quarter of 2000 and 1999 were 43% and 43%, respectively, and for the first nine months of 2000 and 1999 were 49% and 43% respectively. These coverage ratios were lower than the Company's target level of between 50% and 80%. In the opinion of Company's management, market prices for servicing rights were attractive throughout that period. Accordingly, management consciously determined on a risk-versus-return basis to allow this ratio to stay below its stated goals. Opportunistically and as market conditions permit, management would expect to remain in line with the stated objective of maintaining a coverage ratio of between 50% and 80%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

SUMMARY BY OPERATING DIVISION

         Net income (loss) from continuing operations per common share on a diluted basis for the first nine months of 2000 was ($2.04) as compared to $0.59 for the first nine months of 1999. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the nine months ended September 30, 2000 and 1999, respectively:

                                                                            AGENCY-ELIGIBLE
                                                                ------------  ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (1) (2)                                                                     COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   1,252        (3,661)          (71)        9,890             0
Net gain on sale of mortgage loans                                   16,255             0             0        10,201             0
Gain on sale of mortgage servicing rights                                 0         2,212             0             0             0
Servicing fees                                                            0        26,241             0             0             0
Mark to market on residual interests in subprime
 securitizations                                                          0             0             0       (39,338)            0
Other income                                                            534           365         2,408           544             0
                                                                ------------  ------------  ------------  ------------  ------------
 Total revenues                                                      18,041        25,157         2,337       (18,703)            0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                         20,860         2,057             0         9,911             0
Occupancy expense                                                     8,484           146             0         1,991             0
Amortization and provision for impairment
 of mortgage servicing rights                                             0        18,278             0             0             0
Provision expense                                                     1,702             0             0         1,751             0
General and administrative expenses                                   8,271         3,168           245         5,311             0
                                                                ------------  ------------  ------------  ------------  ------------
 Total expenses                                                      39,317        23,649           245        18,964             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                   (21,276)        1,508         2,092       (37,667)            0
Income tax benefit (expense)                                          7,841          (556)         (735)       13,842             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                            (13,435)          952         1,357       (23,825)            0
Discontinued operations:
 Loss on sale of operating assets of Laureate Capital Corp.
  (less applicable income taxes of $435)                                                                                     (1,607)
Operating losses of Laureate Capital Corp.
 (plus applicable income tax benefit of $354)                                                                                  (660)
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                   (13,435)          952         1,357       (23,825)       (2,267)
                                                                ------------  ------------  ------------  ------------  ------------


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (1) (2)                                TOTAL                        OTHER/
($ IN THOUSANDS)                                                    LEASING      SEGMENTS   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   6,763        14,173          (746)       13,427
Net gain on sale of mortgage loans                                        0        26,456             0        26,456
Gain on sale of mortgage servicing rights                                 0         2,212             0         2,212
Servicing fees                                                          368        26,609          (258)       26,351
Mark to market on residual interests in subprime
 securitizations                                                          0       (39,338)            0       (39,338)
Other income                                                            859         4,710           118         4,828
                                                                ------------  ------------  ------------  ------------
 Total revenues                                                       7,990        34,822          (886)       33,936
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                          2,107        34,935         3,367        38,302
Occupancy expense                                                       373        10,994          (525)       10,469
Amortization and provision for impairment
 of mortgage servicing rights                                             0        18,278             0        18,278
Provision expense                                                     2,208         5,661             0         5,661
General and administrative expenses                                     948        17,943         1,509        19,452
                                                                ------------  ------------  ------------  ------------
 Total expenses                                                       5,636        87,811         4,351        92,162
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                     2,354       (52,989)       (5,237)      (58,226)
Income tax benefit (expense)                                          (934)        19,458         1,931        21,389
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                              1,420       (33,531)       (3,306)      (36,837)
Discontinued operations:
 Loss on sale of operating assets of Laureate Capital Corp.
  (less applicable income taxes of $435)                                           (1,607)                     (1,607)
Operating losses of Laureate Capital Corp.
 (plus applicable income tax benefit of $354)                                        (660)                       (660)
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                     1,420       (35,798)       (3,306)      (39,104)
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2)  See discussion of unusual items in Management's Discussion and Analysis.




                                                                            AGENCY-ELIGIBLE
                                                                ------------  ------------  ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (1)                                                                         COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   7,949        (3,287)            0         11,552            0
Net gain on sale of mortgage loans                                   58,717             0                       15,225            0
Gain on sale of mortgage servicing rights                                 0         6,317             0              0            0
Servicing fees                                                            0        31,993             0              0            0
Mark to market on residual interests in subprime
securitizations                                                           0                                     (4,896)
Other income                                                            204           495         1,018          2,154            0
                                                                ------------  ------------  ------------  ------------  ------------
 Total revenues                                                      66,870        35,518         1,018         24,035            0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                         32,133         2,609            21         11,981            0
Occupancy expense                                                     7,019           317             0          1,862            0
Amortization and provision for impairment
 of mortgage servicing rights                                             0        22,985             0              0            0
Provision expense                                                     4,722                         203          1,702
General and administrative expenses                                  11,909         4,542           100          5,604            0
                                                                ------------  ------------  ------------  ------------  ------------
 Total expenses                                                      55,783        30,453           324         21,149            0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                    11,087         5,065           694          2,886            0
Income tax benefit (expense)                                         (3,707)       (1,693)         (245)          (928)           0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                              7,380         3,372           449          1,958            0
Discontinued operations:
Loss on sale of operating assets of Laureate Capital Corp.
 (less applicable income taxes -0-)                                                                                               0
Operating profits of Laureate Capital Corp.
 (less applicable income taxes of $298)                                                                                         324
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                     7,380         3,372           449         1,958           324
                                                                ------------  ------------  ------------  ------------  ------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (1)                                    TOTAL         OTHER/
($ IN THOUSANDS)                                                    LEASING       SEGMENT   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   5,299        21,513          (440)       21,073
Net gain on sale of mortgage loans                                        0        73,942             0        73,942
Gain on sale of mortgage servicing rights                                 0         6,317             0         6,317
Servicing fees                                                          500        32,493             0        32,493
Mark to market on residual interests in subprime
securitizations                                                                    (4,896)                     (4,896)
Other income                                                            958         4,829           323         5,152
                                                                ------------  ------------  ------------  ------------
 Total revenues                                                       6,757       134,198          (117)      134,081
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                          2,028        48,772         2,268        51,040
Occupancy expense                                                       330         9,528           342         9,870
Amortization and provision for impairment                                               0                           0
 of mortgage servicing rights                                              0        22,985             0        22,985
Provision expense                                                     1,304         7,931                       7,931
General and administrative expenses                                     932        23,087           274        23,361
                                                                ------------  ------------  ------------  ------------
 Total expenses                                                       4,594       112,303         2,884       115,187
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                     2,163        21,895        (3,001)       18,894
Income tax benefit (expense)                                           (879)       (7,452)        1,056       ( 6,396)
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                              1,284        14,443        (1,945)       12,498
Discontinued operations:
Loss on sale of operating assets of Laureate Capital Corp.
 (less applicable income taxes -0-)                                                     0                           0
Operating profits of Laureate Capital Corp.
 (less applicable income taxes of $298)                                               324                         324
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                     1,284        14,767        (1,945)       12,822
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.


($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                          1999
                                                                          ------------                  -----------
Net interest income                                                        $    1,252                    $    7,949
Net gain on sale of mortgage loans                                             16,255                        58,717
Other income                                                                      534                           204
                                                                           ----------                    ----------
     Total production revenue                                                  18,041                        66,870
                                                                           ----------                    ----------
Salary and employee benefits                                                   20,860                        32,133
Occupancy expense                                                               8,484                         7,019
Provision expense                                                               1,702                         4,722
General and administrative expenses                                             8,271                        11,909
                                                                           ----------                    ----------
     Total production expenses                                                 39,317                        55,783
                                                                           ----------                    ----------
     Net pre-tax production margin                                          $ (21,276)                   $   11,087
                                                                           ----------                    ----------
Production                                                                 $4,108,556                    $6,707,087
Pool delivery                                                              $3,946,280                    $7,278,856

Total production revenue to pool delivery                                     46  bps                       92  bps
Total production expenses to production                                       96  bps                       83  bps
                                                                           ----------                    ----------
      Net pre-tax production margin                                          (50) bps                        9  bps
                                                                           ==========                    ==========

Summary

     The production revenue to pool delivery ratio decreased 46 basis points for the first nine months of 2000 as compared to the first nine months of 1999. Net gain on sale of mortgage loans (41 basis points for the first nine months of 2000 versus 81 basis points for the first nine months of 1999) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment and lower overall agency-eligible production volume. Net interest income decreased from 11 basis points in the first nine months of 1999 to 3 basis points in the first nine months of 2000 primarily as a result of a flattened yield curve and, in part, due to higher financing costs associated with the renewal of the Company's bank lines during the third quarter of 2000. The production expenses to production ratio increased 12 basis points from the first nine months of 1999 to the first nine months of 2000. This is primarily due to the 39% decline in production for the first nine months of 2000 as compared to the first nine months of 1999 which was only partially offset by a 30% decline in production expenses. For the nine months ended September 30, 2000, production expenses included a net $1.5 million in unusual charges related to the (1) restructuring of regional processing offices, (2) certain changes in the Company's senior management team, (3) compensation expense associated with the repricing of certain options and (4) expenses for consultants who are assisting management in re-engineering work processes. Included in these net charges were reductions in production expenses as a result of curtailment of the Company's pension plan benefits and changes in the 401(k) benefits. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 59 basis points. Absent the $1.5 million in unusual charges, the Company's net agency-eligible pre-tax production margin would have only declined 55 basis points. See further discussion of unusual items elsewhere in this Management's Discussion and Analysis.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 2000 and 1999, respectively:

($ IN THOUSANDS)
                                                                                                         Variance
    Average Volume       Average Rate                                     Interest                    Attributable to
--------------------   -----------------                             -----------------              ------------------
   2000     1999       2000     1999                                 2000      1999    Variance     Rate      Volume
--------  --------   -------  --------                             -------   --------  ---------  --------  ----------
                                          INTEREST INCOME
                                          Mortgages Held-for-Sale
                                          and Mortgage-Backed
$352,717  $764,763     8.16%    6.70%     Securities                $21,598    $38,414  $(16,816)   $ 3,881   $(20,697)
--------  --------     -----    -----                               -------    -------  --------    -------   --------
                                          INTEREST EXPENSE
$288,355  $364,787     5.39%    3.77%     Warehouse Line *          $11,633    $10,274  $  1,359    $ 3,512   $ (2,153)
  54,631   390,606     6.81%    5.20%     Gestation Line              2,781     15,191   (12,410)       656    (13,066)
 122,443   110,487     7.17%    6.00%     Servicing Secured Line      6,564      4,959     1,605      1,068        537
   3,610    26,760     5.96%    5.28%     Servicing Receivables         161      1,056      (895)        19       (914)
   8,807     7,327     8.94%    8.03%     Other Borrowings               58        440       149         60         89
                                          Facility Fees & Other
                                          Charges                     2,594      2,113       481          0        481
--------  --------     -----    -----                               -------    -------  --------    -------   --------
$477,846  $899,967     6.81%    5.06%     Total Interest Expense    $24,322    $34,033  $ (9,711)   $ 5,315   $(15,026)
========  ========     =====    =====                               =======    =======  ========    =======   ========
                                          Net Interest Income
                                          Before Interdivisional
                       1.35%    1.64%     Allocations               $(2,724)   $ 4,381  $  (7,105)  $ (1,434) $  (5,671)
                       =====    =====                               -------    -------  =========   ========  =========
                                          Allocation to
                                          Agency-Eligible
                                          Servicing Division          3,661      3,128
                                          Allocation to Other           531        440
                                          Intercompany Net Interest
                                             Expense Included In
                                             Segment                   (216)
                                                                    -------    --------
                                          Net Interest Income       $ 1,252    $  7,949
                                                                    =======    ========

* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

     The 29 basis point decrease in the interest-rate spread was primarily a result of a flattened yield curve and, in part, due to higher financing costs associated with the renewal of the Company's bank lines during the third quarter of 2000. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                                FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                          1999
                                                                           ----------                  -----------
Gross proceeds on sales of mortgage loans                                  $4,042,380                   $7,288,196
Initial  unadjusted  acquisition  cost of mortgage  loans sold, net of
  hedge results                                                             4,052,805                    7,293,015
                                                                           ----------                   ----------
Unadjusted gain (loss) on sale of mortgage loans                              (10,425)                      (4,819)
Loan origination and correspondent program administrative fees                  7,771                       19,243
                                                                           ----------                   ----------
Unadjusted aggregate margin                                                    (2,654)                      14,424
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                               21,280                       45,573
Net deferred costs and administrative fees recognized                          (2,371)                      (1,280)
                                                                           ----------                   ----------
Net gain on sale of agency-eligible mortgage loans                         $   16,255                   $   58,717
                                                                           ==========                   ==========

         Net gain on sale of agency-eligible mortgage loans decreased $42.5 million from $58.7 million for the first nine months of 1999 to $16.2 million for the first nine months of 2000. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel and lower overall agency-eligible production volume.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

     The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the first nine months of 2000 and 1999, the Company recognized premium and investment income of approximately $2.4 million and $1.0 million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:


($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                          1999
                                                                           ----------                  -----------
Net interest income                                                         $  9,890                     $ 11,552
Net gain on sale of mortgage loans                                            10,201                       15,225
Mark to market on residual interests in subprime securitizations             (39,338)                      (4,896)
Other income                                                                     544                        2,154
                                                                            --------                     --------
    Total production revenue                                                 (18,703)                      24,035
                                                                            --------                     --------
Salary and employee benefits                                                   9,911                       11,981
Occupancy expense                                                              1,991                        1,862
Provision expense                                                              1,751                        1,702
General and administrative expenses                                            5,311                        5,604
                                                                            --------                     --------
     Total production expenses                                                18,964                       21,149
                                                                            --------                     --------
     Net pre-tax production margin                                          $(37,667)                    $  2,886
                                                                            --------                     --------
Production                                                                  $481,951                     $552,142
Whole loan sales and securitizations                                        $489,184                      501,500
Total production revenue to whole loan sales and securitizations            (382)bps                      479 bps
Total production expenses to production                                      393 bps                      383 bps
                                                                            --------                     --------
      Net pre-tax production margin                                         (775)bps                       96 bps
                                                                            ========                     ========

Summary

     During the first nine months of 2000, the Company executed delivery of all of its subprime loan production into secondary markets through whole loan sales. At September 30, 2000, the Company had unsold subprime mortgage loans of $111.9 million as compared to $145.7 million at September 30, 1999. The $40.6 million decline in the pre-tax subprime production margin is primarily due to the ($39.3) million adjustment during the first nine months of 2000 in the mark to market on residual interests in subprime securitizations and a $1.7 million adjustment to the residual hedges. During the period the Company marked down its residual interests in prior subprime securitizations as a result of changes in valuation assumptions due to changing market conditions and also wrote down such residuals and the associated residual hedges (including hedge amortization expense) as a result of signing a definitive agreement to sell all of the Company's residuals. Absent the ($39.3) million mark-to-market adjustment to residual interests and the ($1.1) million adjustment to the residual hedges, the margin on sale of subprime loans was 444 bps. Also contributing to the decline in pretax production margin is the $5.0 million decline in net gain on sale of subprime mortgage loans. This decline is primarily attributable to lower sales volume and tighter margins associated with selling exclusively into the cash markets for 2000 versus securitizations for 1999.

      The production expenses to production ratio increased 10 bps during the first nine months of 2000 as compared to the first nine months of 2000. Contributing to this increase were $1.5 million in unusual charges to salary and employee benefits and $0.8 million in unusual charges to general and administratives expenses during the first nine months of 2000 as compared to the same period for 1999 related to (1) restructuring of regional processing offices, (2) certain changes in the Company's senior management team, (3) compensation expense associated with the repricing of certain options and (4) expenses for consultants who are assisting management in re-engineering work process. Offsetting the increase in the production expenses to production ratio were reductions in salary and employee benefit costs primarily due to a 32% reduction in the number of subprime employees from the first nine months of 1999 to the first nine months of 2000.

     Absent the $42.7 million in unusual charges during the first nine months of 2000, the Company's net agency-eligible pre-tax production margin would have increased 1 basis point. See further discussion of unusual items elsewhere in this Management's Discussion and Analysis.


Net Interest Income

     The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 2000 and 1999, respectively.

($ IN THOUSANDS)
                                                                                                         Variance
   Average Volume       Average Rate                                     Interest                    Attributable to
-------------------   -----------------                             -----------------              --------------------
   2000      1999       2000     1999                                 2000      1999    Variance     Rate      Volume
--------   --------   -------  --------                             -------   --------  ---------  --------  ----------
                                          Mortgages Held-for-Sale
                                          and Residual
$196,991  $253,973    11.63%    9.76%     Certificates              $17,181   $18,600    $(1,419)   $2,754    $(4,173)
--------  --------    ------    -----                               -------   -------    -------    ------    -------
$141,309  $176,730     7.20%    5.45%     Total Interest Expense    $ 7,615   $ 7,207    $   408    $1,859    $(1,451)
--------  --------    ------    -----                               -------   -------    -------    ------    -------
                       4.42%    4.31%     Net Interest Income       $ 9,566   $11,393    $(1,827)   $  895    $(2,722)
                       =====    =====                                                    =======    ======    =======
                                         Allocation to
                                         Agency-Eligible
                                              Servicing Division                  159
                                         Intercompany Net Interest
                                              Expense Included In
                                              Segment                   324
                                                                    -------   -------
                                         Net Interest Income        $ 9,890   $11,552
                                                                    =======   =======

     Net interest income from subprime products decreased to $9.9 million for the first nine months of 2000 as compared to $11.6 million for the first nine months of 1999. This was primarily a result of a flattened yield curve and the decline in production volume, which was partially offset by a $0.8 million increase in accretion income from $4.8 million for the first nine months of 1999 to $5.6 million for the first nine months of 2000.

Net Gain on Sale and Securitization of Subprime Mortgage Loans

     The Company sold subprime mortgage loans for cash on a whole loan basis during the first nine months of 2000 and 1999. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:


($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                          1999
                                                                           ----------                  -----------
Gross proceeds on whole loan sales of subprime mortgage loans               $506,278                     $390,839
Initial acquisition cost of subprime mortgage loans sold, net of fees        489,184                      375,457
                                                                            --------                     --------
Unadjusted gain on whole loan sales of subprime mortgage loans                17,094                       15,382
Net deferred costs and administrative fees recognized                         (6,893)                      (5,215)
                                                                            --------                     --------
Net gain on whole loan sales of subprime mortgage loans                     $ 10,201                     $ 10,167
                                                                            ========                     ========

     The net gain on whole loan sales of subprime mortgage loans remained constant at $10.2 for the first nine months of 1999 and the first nine months of 2000. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" the Company reduced its net gain on whole loan sales of subprime mortgage loans to $6.9 million in the first nine months of 2000 as compared to $5.2 million in the first nine months of 1999.

     There were no securitization transactions during the first nine months of 2000. A reconciliation of the gain on securitization of subprime mortgage loans for the nine months ended September 30, 1999 follows:




($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------------
                                                                              2000                         1999
                                                                           ----------                  -----------

Gross proceeds on securitization of subprime mortgage loans                      N/A                     $124,242
Initial acquisition cost of subprime mortgage loans securitized, net
  of fees                                                                        N/A                      126,043
                                                                            --------                     --------
Unadjusted loss on securitization of subprime mortgage loans                     N/A                       (1,801)
Initial capitalization of residual certificates                                  N/A                        8,867
Net deferred costs and administrative fees recognized                            N/A                       (2,008)
                                                                            --------                     --------
Net gain on securitization of subprime mortgage loans                            N/A                     $  5,058
                                                                            ========                     ========



Mark to Market on Residual Interests in Subprime Securitizations

     The Company historically has retained residual certificates in connection with the securitization of subprime loans. However, during the first nine months of 2000 the Company executed no securitization transactions of subprime loans and marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the residual interests remaining on its balance sheet at September 30, 2000. Following is a summary of key information relevant to the subprime residual assets for the nine months ended September 30, 2000 and 1999, respectively:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:


                                                                   SECURITIZATIONS
                                                  ----------------------------------------------
($ IN THOUSANDS)                                     1997-1      1997-2      1998-1      1998-2
                                                  ----------  ----------  ----------  ----------

Balance at December 31,1999                       $   5,971   $   7,153   $  10,334   $  12,460

Initial Capitalization of Residual Certificates           -           -           -           -

Accretion                                               737         850       1,111       1,275

Mark-to-Market                                       (4,159)     (5,132)     (6,996)     (8,072)

Cash Flow                                              (206)       (511)     (1,205)          -

Prepayment Penalty Reclassed from MSR                     -           -           -           -
                                                  ----------  ----------  ----------  ----------

Balance at September 30, 2000                     $   2,343   $   2,360   $   3,244   $   5,663
                                                  ----------  ----------  ----------  ----------


                                                      SECURITIZATIONS
                                                  ----------------------
($ IN THOUSANDS)                                     1999-1      1999-2       OTHER       TOTAL
                                                  ----------  ----------  ----------  ----------

Balance at December 31,1999                       $   9,566   $   8,898   $       -   $  54,382

Initial Capitalization of Residual Certificates           -           -           -           -

Accretion                                               930         731           -       5,634

Mark-to-Market                                       (7,012)     (8,166)          -     (39,537)*

Cash Flow                                                 -           -           -      (1,922)

Prepayment Penalty Reclassed from MSR                   856         971           -       1,827
                                                  ----------  ----------  ----------  ----------

Balance at September 30, 2000                     $   4,340   $   2,434   $       -   $  20,384
                                                  ----------  ----------  ----------  ----------


* In 1999 the Company decided to conservatively write off the remaining portion of a residual certificate it received in 1997 in settlement of an account receivable. In the first quarter of 2000 the Company disposed of this residual certificate and recovered approximately $0.2 million, which had been previously reported as a mark-to-market loss. Thus the Company reported a total market-to-market loss for the first nine months of 2000 of $39.3 million net of this $0.2 recovery.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

                                                                   SECURITIZATIONS
                                                  ----------------------------------------------
($ IN THOUSANDS)                                     1997-1      1997-2      1998-1      1998-2
                                                  ----------  ----------  ----------  ----------

Balance at December 31,1998                       $   7,997   $   9,702   $  10,815   $  12,569

Initial Capitalization of Residual Certificates           -           -           -           -

Accretion                                               867         941         978       1,123

Mark-to-Market                                         (957)       (216)       (480)         34

Cash Flow                                            (1,478)     (2,106)          -           -
                                                  ----------  ----------  ----------  ----------
Balance at September 30, 1999                     $   6,429   $   8,321   $  11,313   $  13,726
                                                  ----------  ----------  ----------  ----------


                                                     SECURITIZATIONS
                                                  ------------------------
 ($ IN THOUSANDS)                                    1999-1      1999-2     OTHER *       TOTAL
                                                  ----------  ----------  ----------  ----------

Balance at December 31,1998                       $       -   $       -   $   4,700   $  45,783

Initial Capitalization of Residual Certificates       8,867           -                   8,867

Accretion                                               291           -         554       4,754

Mark-to-Market                                        1,027           -      (4,304)     (4,896)

Cash Flow                                                 -           -           -      (3,584)
                                                  ----------  ----------  ----------  ----------

Balance at September 30, 1999                     $  10,185   $       -   $     950   $  50,924
                                                  ----------  ----------  ----------  ----------



* Represents a portion of a residual certificate the Company received in 1997 in settlement of an account receivable. In the fourth quarter of 1999 the Company decided to conservatively write off this residual.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:


($ IN THOUSANDS)                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                              2000                         1999
                                                                         -----------                  ------------
Net interest expense                                                     $   (3,661)                  $   (3,287)
Loan servicing fees                                                          26,241                       31,993
Other income                                                                    365                          495
                                                                         ----------                   ----------
     Servicing revenues                                                      22,945                       29,201
Salary and employee benefits                                                  2,057                        2,609
Occupancy expense                                                               146                          317
Amortization and provision for impairment of mortgage
    Servicing rights                                                         18,278                       22,985
General and administrative expenses                                           3,168                        4,542
                                                                         ----------                   ----------
      Total loan servicing expenses                                          23,649                       30,453
                                                                         ----------                   ----------
      Net pre-tax servicing margin                                             (704)                      (1,252)
Gain on sale of mortgage servicing rights                                     2,212                        6,317
                                                                         ----------                   ----------
      Net pre-tax servicing contribution                                 $    1,508                   $    5,065
                                                                         ==========                   ==========
Average servicing portfolio                                              $7,964,645                   $9,598,947
Servicing sold                                                           $3,928,087                   $7,848,456

Net pre-tax servicing margin to average servicing portfolio                  (1)bps                       (2)bps
Gain on sale of servicing to servicing sold                                   6 bps                        8 bps


Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio increased 1 basis points primarily due to the $4.7 million reduction in amortization and provision for impairment of mortgage servicing rights from the first nine months of 1999 to the first nine months of 2000. This reduction in amortization and provision for impairment of mortgage servicing rights is primarily due to the generally smaller size of the portfolio and slowing prepayments due to higher interest rates. The $4.1 million decline in gain on sale of mortgage servicing rights is primarily due to the lower production volumes that resulted in a lower balance of agency-eligible servicing rights sold. Loan servicing fees were $26.2 million for the first nine months of 2000, compared to $32.0 million for the first nine months of 1999, a decrease of 18%, primarily due to lower production volumes which resulted in a lower average balance of agency-eligible servicing rights held in inventory pending sale.

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

Net Interest Expense

     The net interest expense for the first nine months of 2000 and the first nine months of 1999 is composed of benefits from escrow accounts of $6.1 million and $6.3 million, respectively, that is offset by $9.8 million and $9.6 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:



($ IN THOUSANDS)                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                             2000                         1999
                                                                         -----------                  ------------
Underlying unpaid principal balances of agency-eligible mortgage
    loans on which servicing rights were sold during the period           $3,928,087                   $7,848,456
                                                                          ==========                   ==========
Gross proceeds from sales of mortgage servicing rights                    $  110,321                   $  210,110
Initial acquisition basis, net of amortization and hedge results              92,364                      154,356
                                                                          ----------                   ----------
Unadjusted gain on sale of mortgage servicing rights                          17,957                       55,754
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                               15,745                     (49,437)
                                                                          ----------                   ----------
Gain on sale of mortgage servicing rights                                 $    2,212                   $   6,317
                                                                          ==========                   ==========


     Gain on sale of mortgage servicing rights decreased $4.1 million from $6.3 million for the first nine months of 1999 to $2.2 million for the first nine months of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to lower production volumes which resulted in a lower balance of agency-eligible servicing rights sold.

COMMERCIAL MORTGAGE OPERATIONS

     On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C. Accordingly, the Company recorded a $1.6 million after-tax charge during the period primarily related to the write-off of intangible assets of Laureate.

LEASING OPERATIONS

     Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:


($ IN THOUSANDS)                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                             2000                         1999
                                                                         -----------                  ------------
Net interest income                                                       $  6,763                      $  5,299
Other income                                                                   859                           958
                                                                          --------                      --------
       Leasing production revenue                                            7,622                         6,257
                                                                          --------                      --------
Salary and employee benefits                                                 2,107                         2,028
Occupancy expense                                                              373                           330
Provision expense                                                            2,208                         1,304
General and administrative expenses                                            948                           932
                                                                          --------                      --------
      Total lease operating expenses                                         5,636                         4,594
                                                                          --------                      --------
      Net pre-tax leasing production margin                                  1,986                         1,663
Servicing fees                                                                 368                           500
                                                                          --------                      --------
      Net pre-tax leasing margin                                          $  2,354                      $  2,163
                                                                          --------                      --------
Average owned leasing portfolio                                           $167,278                      $118,322
Average serviced leasing portfolio                                           9,348                        27,570
                                                                          --------                      --------
Average managed leasing portfolio                                         $176,626                      $145,892
                                                                          ========                      ========
Leasing production revenue to average owned portfolio                      608 bps                       705 bps
Leasing operating expenses to average owned portfolio                      449 bps                       518 bps
                                                                          --------                      --------
Net pre-tax leasing production margin                                      159 bps                       187 bps
                                                                          ========                      ========
Servicing fees to average serviced leasing portfolio                       525 bps                       242 bps
                                                                          ========                      ========

     The 22% increase in leasing production revenue for the first nine months of 2000 as compared to the first nine months of 1999 is primarily due to the 41% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing margin decreased 28 bps in the first nine months of 2000 as compared to the first nine months of 1999 primarily as a result of the increased provision expenses associated with higher delinquencies as the small business sectors are beginning to exhibit signs of stress. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio.

Net Interest Income

     Net interest income for the first nine months of 2000 was $6.8 million as compared to $5.3 million for the first nine months of 1999. This is equivalent to an annualized net interest margin of 3.86% and 2.96% for the first nine months of 2000 and 1999, respectively, based upon average lease receivables owned of $167.3 million and $118.3 million, respectively, and average debt outstanding of $142.3 and $82.4 million, respectively.

OTHER

     During the third quarter of 1999, the Company reorganized its reporting cost centers and is now reporting holding company costs as a reconciling item between the segmented income statement and the consolidated income statement. The primary components of holding company costs are 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel; 3) depreciation on the corporate headquarters; and 4) income taxes. The segmented income statement for the first nine months of 1999 has been restated to conform with the segmented income statement presentation for the first nine months of 2000.

UNUSUAL ITEMS

      During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company adapted to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the nine month period ended September 30, 2000, the Company began reconsidering it's current positioning in the market and its corporate, management and leadership structures. As a result, the Company continued its efforts during the current period to reorganize around primary business processes (production/sales, customer fulfillment, servicing and portfolio management) and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net increase in the previously established reorganization reserves of $2.5 million during the nine month period ending September 30, 2000. In connection with the planned reorganization, the Company is making certain changes in its senior management team and has closed certain regional processing offices.

     Also, during the first nine months of 2000, the Company (1) redesignated a lease of a former operations center as a nonoperating lease, (2) marked down its residual interests in prior subprime securitizations as a result of changes in valuation assumptions due to changing market conditions, (3) marked down its residual interests in prior securitizations, and the associated residual hedges (including hedge amortization expense) as a result of signing a definitive agreement to sell all of the Company's residuals. (3) disposed of its commercial mortgage operation, Laureate Capital Corp., (4) amended its defined benefit pension plan to freeze benefits under the plan, (5) changed the benefits available to employees under its 401(k) plan, (6) realized a gain on sale of a branch facility, (5) contributed to a fund that will benefit qualified charitable organizations, (6) incurred expenses for consultants who are assisting management in re-engineering work processes, (7) restructured and closed certain regional processing offices and (8) made changes in the Company's senior management team.

     The net impact of these unusual items in the first nine months of 2000 is summarized below by financial statement component and operating division:

                                 AGENCY-ELIGIBLE
                              ---------------------
                                                                   COMMERCIAL
                              PRODUCTION  SERVICING   SUBPRIME      MORTGAGE     LEASING    OTHER      TOTAL
                              ----------  ---------  ----------   ------------ ----------- ---------  --------
Mark-to market on
residual interest in
subprime securitizations                               $ 39,338                                       $ 39,338
Residual hedge
mark-to-market and
amortization                                              1,077                                          1,077
Salary and employee
benefits                        $  307      $(45)         1,454                   $(22)      $ 234     $ 1,928
Occupancy expense                  171
General and
administrative expenses          1,027                      796                                741       2,735
Other income                                                                                  (392)       (392)
                                ------      ----       --------      ------       ----       -----     -------
Net pre-tax effect on
continuing operations            1,505       (45)        42,665                    (22)        583      44,686
Estimated allocable
income tax                        (563)       17        (15,771)                     8        (219)    (16,528)
                                ------      ----       --------      ------       ----       -----    --------
Net after-tax impact on
continuing operations              942       (28)        26,894                    (14)        364      28,158
Loss on sale of
operating assets of
Laureate Capital Corp.                                               $1,607                              1,607
Operating loss  of
Laureate Capital Corp.                                                  660                                660
                                ------      ----       --------      ------       ----       -----    --------
Net after-tax impact             $ 942      $(28)      $ 26,894      $2,267       $(14)      $ 364    $ 30,425
                                ======      ====       ========      ======       ====       =====    ========

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2000, COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

SUMMARY BY OPERATING DIVISION

         Net income (loss) from continuing operations per common share on a diluted basis for the third quarter of 2000 was ($1.45) as compared to ($0.11) for the third quarter of 1999. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the nine months ended September 30, 2000 and 1999, respectively:

                                                                            AGENCY-ELIGIBLE
                                                                ----------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 2000 (1) (2)                                                                         COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                     339        (1,345)          (32)        3,233             0
Net gain on sale of mortgage loans                                    4,438             0             0         4,022             0
Gain on sale of mortgage servicing rights                                 0           673             0             0             0
Servicing fees                                                            0         8,335             0             0             0
Mark to market on residual interests in subprime
securitizations                                                           0             0             0       (29,892)            0
Other income                                                            102           117           813          (776)            0
                                                                ------------  ------------  ------------  ------------  ------------
  Total revenues                                                      4,879         7,780           781       (23,413)            0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                          7,737           684           (90)        2,785             0
Occupancy expense                                                     2,961            35             0           686             0
Amortization and provision for impairment
  of mortgage servicing rights                                            0         6,069             0             0             0
Provision expense                                                       450             0             0           841             0
General and administrative expenses                                   3,134         1,148            73         2,166             0
                                                                ------------  ------------  ------------  ------------  ------------
  Total expenses                                                     14,282         7,936           (17)        6,478             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                    (9,403)         (156)          798       (29,891)            0
Income tax benefit (expense)                                          3,472            56          (281)       11,079             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                             (5,931)         (100)          517       (18,812)            0
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of $235)                                                                                      393
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $-0-)                                                                                        0
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                    (5,931)         (100)          517       (18,812)          393
                                                                ------------  ------------  ------------  ------------  ------------


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (1) (2)                                TOTAL     OTHER/
($ IN THOUSANDS)                                                    LEASING      SEGMENTS   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   2,343         4,538          (388)        4,150
Net gain on sale of mortgage loans                                        0         8,460             0         8,460
Gain on sale of mortgage servicing rights                                 0           673             0           673
Servicing fees                                                          136         8,471             0         8,471
Mark to market on residual interests in subprime
securitizations                                                           0       (29,892)            0       (29,892)
Other income                                                            293           549           (95)          454
                                                                ------------  ------------  ------------  ------------
  Total revenues                                                      2,772       (7,201)          (483)       (7,684)
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                            669        11,785         1,647        13,432
Occupancy expense                                                       127         3,809          (176)        3,633
Amortization and provision for impairment
  of mortgage servicing rights                                            0         6,069             0         6,069
Provision expense                                                       687         1,978             0         1,978
General and administrative expenses                                     326         6,847           511         7,358
                                                                ------------  ------------  ------------  ------------
  Total expenses                                                      1,809        30,488         1,982        32,470
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                       963       (37,689)       (2,465)      (40,154)
Income tax benefit (expense)                                           (378)       13,948           911        14,859
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                                585       (23,741)       (1,554)      (25,295)
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of $235)                                            393                         393
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $-0-)                                              0                           0
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                       585       (23,348)       (1,554)      (24,902)
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(2)  See discussion of unusual items in Management's Discussion and Analysis.





                                                                            AGENCY-ELIGIBLE
                                                                ---------------------------------------
FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (1)                                                                             COMMERCIAL
($ IN THOUSANDS)                                                 PRODUCTION     SERVICING   REINSURANCE      SUBPRIME      MORTGAGE
--------------------------------------------------------------  ------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   1,438          (904)            0         4,096             0
Net gain on sale of mortgage loans                                    8,639             0             0         4,851             0
Gain on sale of mortgage servicing rights                                 0         1,494             0             0             0
Servicing fees                                                            0         9,458             0             0             0
Mark to market on residual interests in subprime
  securitizations                                                         0             0             0          (929)            0
Other income                                                            187           151           577          (254)            0
                                                                ------------  ------------  ------------  ------------  ------------
  Total revenues                                                     10,264        10,199           577         7,764             0
                                                                ------------  ------------  ------------  ------------  ------------
Salary and employee benefits                                          9,781           804            21         5,197             0
Occupancy expense                                                     2,942           110             0           610             0
Amortization and provision for impairment
  of mortgage servicing rights                                            0         5,665             0             0             0
Provision expense                                                     1,050             0            82           770             0
General and administrative expenses                                   2,888         1,201            17         2,075             0
                                                                ------------  ------------  ------------  ------------  ------------
  Total expenses                                                     16,661         7,780           120         8,652             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                                    (6,397)        2,419           457          (888)            0
Income tax benefit (expense)                                          2,570          (901)         (161)          483             0
                                                                ------------  ------------  ------------  ------------  ------------
Income (loss) from continuing operations                             (3,827)        1,518           296          (405)            0
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of -0-)                                                                                         0
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $389)                                                                                      534
                                                                ------------  ------------  ------------  ------------  ------------

Net income (loss)                                                    (3,827)        1,518           296          (405)          534
                                                                ------------  ------------  ------------  ------------  ------------

FOR THE QUARTER ENDED SEPTEMBER 30, 1999 (1)                                        TOTAL         OTHER/
($ IN THOUSANDS)                                                    LEASING       SEGMENT   ELIMINATIONS  CONSOLIDATED
--------------------------------------------------------------  ------------  ------------  ------------  ------------
(UNAUDITED)
Net interest income                                                   1,910         6,540          (150)        6,390
Net gain on sale of mortgage loans                                        0        13,490             0        13,490
Gain on sale of mortgage servicing rights                                 0         1,494             0         1,494
Servicing fees                                                          173         9,631             0         9,631
Mark to market on residual interests in subprime
  securitizations                                                         0          (929)            0          (929)
Other income                                                            424         1,085           314         1,399
                                                                ------------  ------------  ------------  ------------
  Total revenues                                                      2,507        31,311           164        31,475
                                                                ------------  ------------  ------------  ------------
Salary and employee benefits                                            675        16,478           599        17,077
Occupancy expense                                                       116         3,778            (5)        3,773
Amortization and provision for impairment
  of mortgage servicing rights                                            0         5,665             0         5,665
Provision expense                                                       633         2,535             0         2,535
General and administrative expenses                                     247         6,428            79         6,507
                                                                ------------  ------------  ------------  ------------
  Total expenses                                                      1,671        34,884           673        35,557
                                                                ------------  ------------  ------------  ------------
Income (loss) before income taxes                                       836        (3,573)         (509)       (4,082)
Income tax benefit (expense)                                           (336)        1,655           218         1,873
                                                                ------------  ------------  ------------  ------------
Income (loss) from continuing operations                                500        (1,918)         (291)       (2,209)
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
    (less applicable income taxes of -0-)                                               0                           0
  Operating profits of Laureate Capital Corp.
    (less applicable income taxes of $389)                                            534                         534
                                                                ------------  ------------  ------------  ------------

Net income (loss)                                                       500         (1,384)        (291)       (1,675)
                                                                ------------  ------------  ------------  ------------


(1) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.


($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                         ----------------------------------------
                                                                            2000                          1999
                                                                         ----------                    ----------
Net interest income                                                      $      339                    $    1,438
Net gain on sale of mortgage loans                                            4,438                         8,639
Other income                                                                    102                           187
                                                                         ----------                    ----------
     Total production revenue                                                 4,879                        10,264
                                                                         ----------                    ----------
Salary and employee benefits                                                  7,737                         9,781
Occupancy expense                                                             2,961                         2,942
Provision expense                                                               450                         1,050
General and administrative expenses                                           3,134                         2,888
                                                                         ----------                    ----------
     Total production expenses                                               14,282                        16,661
                                                                         ----------                    ----------
      Net pre-tax production margin                                      $   (9,403)                   $   (6,397)
                                                                         ----------                    ----------
Production                                                               $1,537,692                    $1,430,832
Pool delivery                                                            $1,457,191                    $1,568,512
Total production revenue to pool delivery                                    33 bps                        65 bps
Total production expenses to production                                      93 bps                       116 bps
                                                                         ----------                    ----------
      Net pre-tax production margin                                         (60)bps                       (51)bps
                                                                         ==========                    ==========


Summary

     The production revenue to pool delivery ratio decreased 32 basis points for the third quarter of 2000 as compared to the third quarter of 1999. Net gain on sale of mortgage loans (30 basis points for the first nine months of 2000 versus 55 basis points for the third quarter of 1999) declined primarily due to compressed margins attributable to an aggressive competitive pricing environment. Net interest income decreased from 9 basis points in the third quarter of 1999 to 2 basis points in the third quarter of 2000 primarily as a result of a flattened yield curve and, in part, due to higher financing costs associated with the renewal of its bank line during the third quarter of 2000. The production expenses to production ratio decreased from the third quarter of 1999 to the third quarter of 2000, in spite of a 7% increase in production between periods. Total production expenses declined $2.4 million from $16.7 million for the third quarter of 1999 to $14.3 million for the third quarter of 2000. For the quarter ended September 30, 2000, production expenses included a $1.6 million in unusual charges related to the (1) restructuring of regional processing offices, (2) certain changes in the Company's senior management team,
(3) compensation expense associated with the repricing of certain options and
(4) expenses for consultants who are assisting management in re-engineering work process As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin declined 9 basis points. Absent the $1.0 million in unusual charges, the Company's net agency-eligible pre-tax production margin would have only increased 1 basis points. See further discussion of unusual items elsewhere in this Management's Discussion and Analysis.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarters ended September 30, 2000 and 1999, respectively:

($ IN THOUSANDS)
                                                                                                         Variance
   Average Volume       Average Rate                                     Interest                    Attributable to
-------------------   -----------------                             -----------------              --------------------
   2000      1999       2000      1999                                2000      1999    Variance     Rate      Volume
--------   --------   -------   -------                             -------   --------  ---------  --------  ----------
                                          INTEREST INCOME
                                          Mortgages Held-for-Sale
                                          and Mortgage-Backed
$397,390   $519,101    8.22%     6.68%    Securities                $ 8,170     $8,669    $  (499)   $1,534    $(2,033)
--------   --------    -----     -----                              -------     ------    -------    ------    -------
                                          INTEREST EXPENSE
$268,608   $323,169    5.93%     4.71%    Warehouse Line *          $ 4,017     $3,837    $   180    $  828    $  (648)
 121,138    190,378    6.70%     5.48%    Gestation Line              2,046      2,632       (586)      371       (957)
 124,323     91,624    6.95%     4.27%    Servicing Secured Line      2,179        987      1,192       840        352
   2,929     20,846    5.96%     5.42%    Servicing Receivables
                                          Line                           44        285       (241)        4       (245)
  11,074      6,555    9.21%     7.57%    Other Borrowings              257        125        132        46         86
                                          Facility Fees & Other
                                          Charges                       750        695         55         0         55
--------   --------    -----     -----                              -------     ------    -------    ------    -------
$528,072   $632,572    6.98%     5.37%    Total Interest Expense    $ 9,293     $8,561    $   732    $2,089    $(1,357)
========   ========    -----     -----                              -------     ------    -------    ------    -------

                                          Net Interest Income
                                          Before Interdivisional
                       1.24%     1.31%    Allocations               $(1,123)    $  108    $(1,231)   $ (555)   $  (676)
                       =====     =====                                                    =======    ======    =======
                                          Allocation to
                                          Agency-Eligible
                                               Servicing Division     1,345        890
                                          Allocation to Other           242        440
                                          Intercompany Net Interest
                                               Expense Included
                                               In Segment              (125)        -
                                                                    -------     ------
                                          Net Interest Income       $   339     $1,438
                                                                    =======     ======

* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

     The 7 basis point decrease in the interest-rate spread was primarily as a result of a flattened yield curve. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                         ----------------------------------------
                                                                            2000                          1999
                                                                         ----------                    ----------
Gross proceeds on sales of mortgage loans                                $1,483,913                    $1,563,392
Initial  unadjusted  acquisition  cost of mortgage  loans sold, net of
  hedge results                                                           1,489,203                     1,568,228
                                                                         ----------                    ----------
Unadjusted gain (loss) on sale of mortgage loans                             (5,290)                       (4,836)
Loan origination and correspondent program administrative fees                2,775                         3,913
                                                                         ----------                    ----------
Unadjusted aggregate margin                                                  (2,515)                         (923)
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                              7,802                         9,791

Net deferred costs and administrative fees recognized                          (849)                         (229)
                                                                         ----------                    ----------

Net gain on sale of agency-eligible mortgage loans                       $    4,438                    $    8,639
                                                                         ==========                    ==========


         Net gain on sale of agency-eligible mortgage loans decreased $4.2 million from $8.6 million for the third quarter of 1999 to $4.4 million for the third quarter of 2000. The decrease is primarily due to compressed margins attributable to an aggressive competitive pricing environment in the correspondent channel.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

      The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the third quarter of 2000 and 1999, the Company recognized premium and investment income of approximately $0.8 million and $0.6 million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:


($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                         ----------------------------------------
                                                                            2000                          1999
                                                                          --------                      --------
Net interest income                                                       $  3,233                      $  4,096
Net gain on sale of mortgage loans                                           4,022                         4,851
Mark to market on residual interests in subprime securitizations           (29,892)                         (929)
Other income                                                                  (776)                         (254)
                                                                        ----------                      --------
     Total production revenue                                              (23,413)                        7,764
                                                                        ----------                      --------
Salary and employee benefits                                                 2,785                         5,197
Occupancy expense                                                              686                           610
Provision expense                                                              841                           770
General and administrative expenses                                          2,166                         2,075
                                                                        ----------                      --------
     Total production expenses                                               6,478                         8,652
                                                                        ----------                      --------
     Net pre-tax production margin                                        $(29,891)                     $   (888)
                                                                        ----------                      --------

Production                                                                $160,637                      $182,287
Whole loan sales and securitizations                                      $182,606                      $178,590

Total production revenue to whole loan sales and securitizations        (1,282)bps                       435 bps
Total production expenses to production                                    403 bps                       475 bps
                                                                        ----------                      --------
      Net pre-tax production margin                                     (1,685)bps                       (40)bps
                                                                        ==========                      ========


Summary

     During the third quarter of 2000, the Company executed delivery of all of its subprime loan production into secondary markets for cash through whole loan sales. At September 30, 2000, the Company had unsold subprime mortgage loans of $111.9 million as compared to $145.7 million at September 30, 1999. Overall, the Company operated during the third quarter of 2000 at a (16.85)% pre-tax subprime production margin. The $29.0 million (1,645 basis point) decline in the pre-tax subprime production margin is primarily due to the ($29.9) million adjustment during the third quarter of 2000 in the mark to market on residual interests in subprime securitizations and a ($1.1) million adjustment to the residual hedges. The Company marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the Company's residuals. During the period the Company marked down its residual interests in subprime securitizations and the associated residual hedges (including hedge amortization expense) as a result of signing a definitive agreement to sell all of the Company's residuals. Absent the ($39.3) million mark-to-market adjustment to residual interests and the ($1.7) million adjustment to the residual hedges, the margin on sale of subprime loans was 414 bps. Also contributing to the decline in the pre-tax subprime production margin during the third quarter of 2000 is the $0.8 million decline in net gain on sale of subprime mortgage loans. This decline is primarily attributable to compressed margins as a result of a competitive pricing environment.

     The production expenses to production ratio decreased 72 bps during the first quarter of 2000 as compared to the first quarter of 2000. This was primarily due to reductions in salary and employee benefit costs primarily due to a 32% reduction in the number of subprime employees from the third quarter of 1999 to the third quarter of 2000. This reduction was partially offset by $0.2 million in unusual charges to salary and employee benefits and $0.8 million in unusual charges to general and administratives expenses during the third quarter of 2000 as compared to the same period for 1999 related to (1) restructuring of regional processing offices, (2) certain changes in the Company's senior management team, (3) compensation expense associated with the repricing of certain options and (4) expenses for consultants who are assisting management in re-engineering work process.

     Absent the $32.0 million in unusual charges during the third quarter of 2000, the Company's net agency-eligible pre-tax production margin would have increased 113 basis point. See further discussion of unusual items elsewhere in this Management's Discussion and Analysis.

Net Interest Income

     The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the quarters ended September 30, 2000 and 1999, respectively.

($ IN THOUSANDS)
                                                                                                         Variance
   Average Volume       Average Rate                                     Interest                    Attributable to
-------------------   -----------------                             -----------------              --------------------
   2000      1999       2000      1999                                2000      1999    Variance     Rate      Volume
--------   --------   -------   -------                             -------   --------  ---------  --------  ----------
                                          Mortgages Held-for-Sale
                                          and Residual
$185,120   $253,973    11.76%    10.53%   Certificates              $5,438     $6,684    $(1,246)    $569     $(1,815)
--------   --------    ------    ------                             ------     ------    -------     ----     -------
$133,789   $188,036     7.21%     5.49%   Total Interest Expense    $2,430     $2,603    $  (173)    $578     $  (751)
                        4.55%     5.04%   Net Interest Income       $3,008     $4,081    $(1,073)    $ (9)    $(1,064)
                       ======    ======                                                  =======     ====     =======
                                          Allocation to
                                          Agency-Eligible               -          15
                                              Servicing Division
                                         Intercompany Net Interest
                                              Expense Included
                                         In Segment                    225         -
                                                                    ------     ------
                                         Net Interest Income        $3,233     $4,096
                                                                    ======     ======


     Net interest income from subprime products decreased to $3.2 million for the third quarter of 2000 as compared to $4.1 million for the third quarter of 1999. This was primarily a result of a flattened yield curve and the decline in production volume. Accretion income for the third quarter of 2000 and 1999, respectively, remained constant at $1.8 million and therefore offered no offset to the decline in net interest income between quarters.
Net Gain on Sale and Securitization of Subprime Mortgage Loans

      The Company sold subprime mortgage loans on a whole loan basis for cash during the third quarter of 2000 and 1999. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:


($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                         ----------------------------------------
                                                                            2000                          1999
                                                                          --------                      --------
Gross proceeds on whole loan sales of subprime mortgage loans             $189,366                      $186,522
Initial acquisition cost of subprime mortgage loans sold, net of fees      182,606                       178,590
                                                                          --------                      --------
Unadjusted gain on whole loan sales of subprime mortgage loans               6,760                         7,932
Net deferred costs and administrative fees recognized                       (2,738)                       (3,081)
                                                                          --------                      --------
Net gain on whole loan sales of subprime mortgage loans                   $  4,022                      $  4,851
                                                                          ========                      ========

     The net gain on whole loan sales of subprime mortgage loans decreased 17% from $4.9 million for the third quarter of 1999 to $4.0 million reported for the third quarter of 2000. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" the Company reduced its net gain on whole loan sales of subprime mortgage loans by $2.7 million in the third quarter of 2000 as compared to $3.1 million in the third quarter of 1999.

     There were no securitization transactions during the third quarter of 2000 or 1999.

Mark to Market on Residual Interests in Subprime Securitizations

         The Company historically has retained residual certificates in connection with the securitization of subprime loans. However, during the first nine months of 2000 the Company executed no securitization transactions of subprime loans and marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell 100% of the residual interests remaining on its balance sheet at September 30, 2000.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations for the quarters ended September 30, 2000 and 1999:


($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                        -----------------------------------------
                                                                           2000                          1999
                                                                        ----------                    ----------
Net interest expense                                                    $   (1,345)                   $     (904)
Loan servicing fees                                                          8,335                         9,458
Other income                                                                   117                           151
                                                                        ----------                    ----------
     Servicing revenues                                                      7,107                         8,705
                                                                        ----------                    ----------
Salary and employee benefits                                                   684                           804
Occupancy expense                                                               35                           110
Amortization and provision for impairment of mortgage
    Servicing rights                                                         6,069                         5,665
General and administrative expenses                                          1,148                         1,201
                                                                        ----------                    ----------
      Total loan servicing expenses                                          7,936                         7,780
                                                                        ----------                    ----------
      Net pre-tax servicing margin                                            (829)                          925
Gain on sale of mortgage servicing rights                                      673                         1,494
                                                                        ----------                    ----------
      Net pre-tax servicing contribution                                $     (156)                   $    2,419
                                                                        ==========                    ==========
Average servicing portfolio                                             $7,722,359                    $8,592,644
Servicing sold                                                          $1,348,268                    $1,743,730
Net pre-tax servicing margin to average servicing portfolio                 (4)bps                         4 bps
Gain on sale of servicing to servicing sold                                  5 bps                         9 bps



Summary

     The ratio of net pre-tax servicing margin to the average servicing portfolio decreased 8 bps between the third quarter of 1999 and the third quarter of 2000. The 4 basis point decrease in the gain on sale of servicing sold is primarily attributable to compressed margins in a competitive market during the third quarter of 2000. Loan servicing fees were $8.3 million for the third quarter of 2000, compared to $9.5 million for the third quarter of 1999, a decrease of 12%, primarily related to lower average balance of agency-eligible servicing rights held in inventory pending sale.

      Management regularly assesses market prepay trends and adjusts amortization accordingly. Management believes that the value of the Company's mortgage servicing rights is reasonable in light of current market conditions. However, there can be no guarantee that market conditions will not change such that mortgage servicing rights valuations will require additional amortization or impairment charges.

Net Interest Expense

     The net interest expense for the third quarter of 2000 and the third quarter of 1999 is composed of benefits from escrow accounts of $2.0 million and $0.5 million, respectively, that is offset by $3.3 million and $1.4 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

     A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:



($ IN THOUSANDS)                                                            FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                        -----------------------------------------
                                                                           2000                          1999
                                                                        ----------                    ----------
Underlying unpaid principal balances of agency-eligible mortgage loans
    on which servicing rights were sold during the period               $1,348,268                    $1,743,730
                                                                        ==========                    ==========
Gross proceeds from sales of mortgage servicing rights                  $   38,084                    $   47,065
Initial acquisition basis, net of amortization and hedge results            31,860                        35,415
                                                                        ----------                    ----------
Unadjusted gain on sale of mortgage servicing rights                         6,224                        11,650
Acquisition basis allocated from mortgage loans, net of
    amortization (SFAS No. 125)                                             (5,551)                      (10,156)
                                                                        ----------                    ----------
Gain on sale of mortgage servicing rights                               $      673                    $    1,494
                                                                        ==========                    ==========



     Gain on sale of mortgage servicing rights decreased $0.8 million from $1.5 million for the third quarter of 1999 to $0.7 million for the third quarter of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to a lower balance of agency-eligible servicing rights sold.

COMMERCIAL MORTGAGE OPERATIONS

     On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C. Accordingly, the Company recorded a $1.6 million after-tax charge during the period primarily related to the write-off of intangible assets of Laureate

LEASING OPERATIONS

     Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:


($ IN THOUSANDS)                                                           FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                         --------------------------------------
                                                                           2000                          1999
                                                                         --------                      --------
Net interest income                                                      $  2,343                      $  1,910
Other income                                                                  293                           424
                                                                         --------                      --------
       Leasing production revenue                                           2,636                         2,334
                                                                         --------                      --------
Salary and employee benefits                                                  669                           675
Occupancy expense                                                             127                           116
Provision expense                                                             687                           633
General and administrative expenses                                           326                           247
                                                                         --------                      --------
      Total lease operating expenses                                        1,809                         1,671
                                                                         --------                      --------
      Net pre-tax leasing production margin                                   827                           663
Servicing fees                                                                136                           173
                                                                         --------                      --------
      Net pre-tax leasing margin                                         $    963                      $    836
                                                                         --------                      --------
Average owned leasing portfolio                                          $178,199                      $132,682
Average serviced leasing portfolio                                          6,445                        21,353
                                                                         --------                      --------
Average managed leasing portfolio                                        $184,644                      $154,035
                                                                         ========                      ========

Leasing production revenue to average owned portfolio                     592 bps                       704 bps
Leasing operating expenses to average owned portfolio                     406 bps                       504 bps
                                                                         --------                      --------
Net pre-tax leasing production margin                                     186 bps                       200 bps
                                                                         ========                      ========
Servicing fees to average serviced leasing portfolio                      844 bps                       324 bps
                                                                         ========                      ========




     The 13% increase in leasing production revenue for the third quarter of 2000 as compared to the third quarter of 1999 is primarily due to the 34% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing margin decreased 14 bps in the third quarter of 2000 as compared to the third quarter of 1999 primarily as a result of the increased provision expenses associated with higher delinquencies as the small business sectors are beginning to exhibit signs of stress. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio.

Net Interest Income

     Net interest income for the third quarter of 2000 was $2.3 million as compared to $1.9 million for the third quarter of 1999. This is equivalent to an annualized net interest margin of 3.75% and 2.14% for the third quarter of 2000 and 1999, respectively, based upon average lease receivables owned of $178.1 million and $132.7 million, respectively, and average debt outstanding of $152.6 and $84.1 million, respectively.

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

UNUSUAL ITEMS

     During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the third quarter ended September 30, 2000, the Company continued to reconsider it's current positioning in the market and its corporate, management and leadership structures. As a result, the Company continued its efforts during the current period to reorganize around primary business processes (production/sales, customer fulfillment, servicing and portfolio management) and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net increase in the previously established reorganization reserves of $1.8 during the period. In connection with the planned reorganization, the Company is making certain changes in its senior management team and has closed regional processing offices.

     During the third quarter of 2000, the Company (1) disposed of its commercial mortgage operation, Laureate Capital Corp., (3) marked down its residual interests in prior securitizations, and the associated residual hedges (including hedge amortization expense) as a result of signing a definitive agreement to sell all of the Company's residuals. (3) incurred expenses for consultants who are assisting management in re-engineering work processes, (4) restructured and closed certain regional processing offices and (5) made changes in the Company's senior management team.

      The net impact of these unusual items in the third quarter of 2000 is summarized below by financial statement component and operating division:

                                 AGENCY-ELIGIBLE
                              ---------------------
                                                                   COMMERCIAL
                              PRODUCTION  SERVICING   SUBPRIME      MORTGAGE     LEASING    OTHER      TOTAL
                              ----------  ---------  ----------   ------------ ----------- ---------  -------


Mark-to market on
residual interest in
subprime securitizations                              $ 29,892                                        $ 29,892

Residual hedge
mark-to-market and
amortization                                             1,077                                           1,077


Salary and employee
benefits                        $  551                     203                               $ 213         967

General and
administrative expenses          1,027                     796                                 289       2,112

Other income
                                ------    ---------   --------        -----     -----------   -----    --------
Net pre-tax effect on
continuing operations            1,578                  31,968                                 502      34,048

Estimated allocable
income tax                        (592)                (11,833)                               (188)    (12,613)
                                ------    ---------   --------        -----    -----------   -----    --------
Net after-tax impact on
continuing operations              986                  20,135                                 314      21,435

Loss on sale of
operating assets of
Laureate Capital Corp.                                                $(393)                              (393)

Operating profits of
Laureate Capital Corp.
                                ------    ---------   --------        -----    -----------   -----    --------
Net after-tax impact            $  986    $  20,135   $   (393)                              $ 314    $ 21,042
                                ======    =========   ========        =====    ===========   =====    ========


FINANCIAL CONDITION

    During the third quarter of 2000, the Company experienced a 9% decrease in the volume of production originated and acquired compared to the second quarter of 2000. Production decreased from $1.9 billion during the second quarter of 2000 to $1.7 billion during the third quarter of 2000. The September 30, 2000, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.5 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.4 billion. This compares to a locked mortgage application pipeline of $0.6 billion and a $0.5 billion application pipeline at June 30, 2000.

    Mortgage loans held-for-sale and mortgage-backed securities totaled $0.52 billion at September 30, 2000, versus $0.48 billion at December 31, 1999, an increase of 8%. The Company's servicing portfolio (exclusive of loans under subservicing agreements) decreased to $7.4 billion at September 30, 2000, from $7.8 billion at December 31, 1999, a decrease of 6%.

    Short-term borrowings, which are the Company's primary source of funds, totaled $0.8 billion at September 30, 2000, compared to $0.7 billion at December 31, 1999, an increase of 7%. At September 30, 2000, there were $6.18 million in long-term borrowings, compared to $6.26 million at December 31, 1999. Other liabilities totaled $78.9 million as of September 30, 2000, compared to the December 31, 1999 balance of $84.8 million, a decrease of $5.9 million, or 7%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In July 2000, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the "Restricted Group"), entered into a $325 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2001. The credit agreement includes covenants requiring the Restricted Group to maintain
(i) a minimum net worth of $150 million, plus the Restricted Group's net income subsequent to June 30, 2000, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans, (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion and (v) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least 1.25 to 1.00 for any period of two consecutive fiscal quarters. (the interest rate coverage ratio). The Company is required to maintain $10 million of liquidity pursuant to the agreement. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

     In July 2000, the Company and the Restricted Group also entered into a $65 million subprime revolving credit facility and a $200 million servicing revolving credit facility, which expire in July 2001. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

    The Restricted Group was in compliance with the debt covenants in place at September 30, 2000. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

     RBMG Asset Management Company, Inc., a wholly-owned subsidiary of Meritage and a bank are parties to a master repurchase agreement, pursuant to which RBMG Asset Management Company, Inc. is entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The master repurchase agreement has been extended through November 30, 2000.

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

     The Company has entered into a $10.0 million unsecured line of credit agreement that expires in July 2001. The interest rate on funds borrowed is based upon the prime rate announced by a major money center bank.

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

     The Company has been repurchasing its stock pursuant to Board authority since March 1998, and, as of September 30, 2000, the Company had remaining authority to repurchase up to $2.0 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. Shares repurchased are maintained in the Company's treasury account and are not retired. At September 30, 2000, there were 6,434,558 shares held in the Company's treasury account at an average cost of $7.29 per share.

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

SUMMARY

     On a combined divisional basis, during the nine months ended September 30, 2000 and 1999, the Company generated approximately $14.2 million and $65.9 million, respectively, of positive funds from continuing operations.


($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDING SEPTEMBER 30,
                                                                           ----------------------------------------
                                                                             2000                            1999
                                                                           --------                        --------
Agency-eligible production                                                 $(16,151)                        $30,659
Agency-eligible servicing                                                    17,673                          22,161
Subprime production                                                           7,849                           9,389
Leasing                                                                       4,810                           3,698
                                                                           --------                         -------
                                                                           $ 14,181                         $65,907
                                                                           ========                         =======

     Each of the Company's divisions produced positive operating funds during both periods except for agency-eligible production in the first nine months of 2000. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

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



($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                             2000                            1999
                                                                           --------                        --------
Income (loss) before income taxes                                          $(21,276)                       $ 11,087
Deduct:
     Net gain on sale of mortgage loans, as reported                        (16,255)                        (58,717)
Add back:
     Cash gains on sale of mortgage loans                                    (2,654)                         14,424
     Cash gains on sale of mortgage servicing rights                         17,957                          55,754
     Depreciation                                                             4,375                           3,389
     Provision expense                                                        1,702                           4,722
                                                                           --------                        --------
                                                                           $(16,151)                       $ 30,659
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



($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                             2000                            1999
                                                                           --------                        --------
Income before income taxes                                                 $ 1,508                         $ 5,065
Deduct:
     Net gain on sale of mortgage servicing rights, as reported             (2,212)                         (6,317)
Add back:
     Amortization and provision for impairment of
        Mortgage servicing rights                                           18,278                          22,985
     Depreciation                                                               99                             428
                                                                           -------                         -------
                                                                           $17,673                         $22,161
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


($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                             2000                            1999
                                                                           --------                        --------
Income (loss) before income taxes                                          $(37,667)                       $  2,886
Deduct:
     Net gain on sale of subprime loans, as reported                        (10,201)                        (15,225)
     Accretion income on residuals                                           (5,634)                         (4,754)
Add back:
     Cash gains on sale of whole subprime loans                              17,094                          15,382
     Cash received from investments in residual certificates                  1,922                           3,584
     Depreciation and amortization
         of goodwill and intangibles                                          1,246                             918
     Provision expense                                                        1,751                           1,702
     Mark to market on residuals                                             39,338                           4,896
                                                                            -------                        --------
                                                                            $ 7,849                        $  9,389
                                                                            =======                        ========


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


($ IN THOUSANDS)                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                             2000                            1999
                                                                            ------                          ------
Income before income taxes                                                  $2,354                          $2,163
Add back:
     Depreciation and amortization of goodwill and intangibles                 248                             231
     Provision expense                                                       2,208                           1,304
                                                                            ------                          ------
                                                                            $4,810                          $3,698
                                                                            ======                          ======

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

         - (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF
               2000.

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



                                      RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                      ----------------------------------------
                                                    (Registrant)


                                   /s/   Steven F. Herbert
                                   ----------------------------------------
                                   Corporate Senior Executive Vice President and Corporate Chief Financial Officer

                                   (signing in the capacity of (i) duly
                                   authorized officer of the registrant and
                                   (ii) principal financial officer of the
                                   registrant)




DATED:   November 13, 2000

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

 3.4     Amended and Restated Bylaws of the Registrant dated as of December 7, 1999                        _____

 4.1     Specimen Certificate of Registrant's Common Stock incorporated by                                   *
         reference to Exhibit 4.1 of the Registrant's Registration No. 33-53980

 4.2     Rights Plan dated as of February 6, 1998 between the Registrant and First Chicago Trust             *
         Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's
         Form 8-A filed on February 8, 1998

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


                                       A


EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----
10.5     (A) Employment Agreement dated June 30, 1995, between the Registrant and Steven F. Herbert          *
         incorporated by reference to Exhibit 10.34 of the Registrant's Quarterly Report
         on Form 10-Q for the period ended September 30, 1995

         (B) Change of Control Agreement by and between Resource Bancshares                                _____
         Mortgage Group, Inc. and Steven F. Herbert, dated as of July 27,
         2000.

10.6     (A) Employment Agreement dated April 3, 2000, between Resource Bancshares Mortgage                  *
         Group, Inc. and Harold Lewis, Jr. incorporated by reference to Exhibit 10.6 (A) of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

         (B) Change of Control Agreement dated May 3, 2000, by and between Resource Bancshares               *
         Mortgage Group, Inc. and Harold Lewis, Jr.. incorporated by reference to Exhibit 10.6 (B)
         of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

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

10.16    (A)Amendment to Pension Plan effective January 1, 1995 incorporated by reference                    *
         to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995


                                       B


EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----
         (B)Amendment Four to Pension Plan effective May 31, 2000 incorporated by                            *
         reference to Exhibit 10.16 (B) of the Registrant's Quarterly Report on
          Form 10-Q for the period ended June 30, 2000

10.17    (A) Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the                           *
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1994
         (B) Amendment to Phantom 401(k) Plan incorporated by reference to Exhibit
         10.17(B) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999

         (C) Merger and Transfer Agreement Between The Resource Bancshares Mortgage Group, Inc.              *
         and Fidelity Management Trust Company  incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q for the period ended
         September 30, 1999.

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

         (B) Second Amendment to Resource Bancshares Mortgage Group, Inc.                                    *
         Supplemental Executive Retirement Plan dated May 31, 2000
         incorporated by reference to Exhibit 10.19 (B) of the Registrant's
         Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.20    (A) Pension Restoration Plan incorporated by reference to Exhibit 10.25 of the                      *
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

         (B)Resolution of Board of Directors freezing additional accruals under                              *
         the Pension Restoration Plan effective May 31, 2000 incorporated by reference to Exhibit 10.20 (B) of the Registrant's Quarterly Report on Form 10-Q
         for the period ended June 30, 2000

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

         (C) Amendment III to Stock Investment Plan dated February 2, 2000                                   *
         incorporated by reference to Exhibit 10.22 (C) of the Registrants
         Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.23    (A) Change of Control Agreement by and between Resource Bancshares                                  *
         Mortgage Group, Inc. and Douglas K. Freeman, dated as of January 10, 2000 incorporated by reference to Exhibit 10.23 (A) of the Registrants Quarterly Report
         on Form 10-Q for the period ended March 31, 2000.


                                       C


EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----
         (B) Employment Agreement between Resource Bancshares Mortgage Group, Inc.                           *
         and Douglas K. Freeman dated as of January 10, 2000 incorporated by reference to Exhibit 10.23 (C) of the Registrants Quarterly Report on
         Form 10-Q for the period ended March 31, 2000

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

10.32    (A) Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock Option Plan                 *
         and Non-Qualified Stock Option Plan incorporated by reference to Exhibit
         10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (B) First Amendment to the Formula Stock Option Plan incorporated by                                *
         reference to Exhibit 99.8 of the Registrant's Registration No. 333-29245 as filed on December 1, 1997

         (C) Second Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock                      *
         Option Plan dated October 28, 1998 incorporated by reference to Exhibit
         10.34 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

                                       D


EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----
         (D) Third Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock Option Plan         _____

10.33    Form of Indemnity Agreement by and between Resource Mortgage Bancshares Group, Inc. and           _____
         Directors and/or Officers of the Corporation.

10.34    Resource Bancshares Mortgage Group, Inc. Outside Directors' Stock Option Plan effective as of     _____
         July 27, 2000.

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

10.38    (A)Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)                              *
         incorporated by reference to Exhibit 10.40 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (B)Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan) effective                    *
         June 2000 (officer vesting provisions) incorporated by reference to Exhibit 10.38 (B)
         of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

         (C)Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan) effective                    *
         June 2000 ($16 vesting provisions) incorporated by reference to Exhibit 10.38 (C)
         of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

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

                                       E


EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----
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

10.47    (A) Second Amendment to Amended and Restated Retirement Savings Plan dated                          *
         January 1997, incorporated by reference to Exhibit 10.38 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (B) Third Amendment to Amended and Restated Retirement Savings Plan dated                           *
          May 31, 2000 incorporated by reference to Exhibit 10.47 (B) of the Registrant's
         Quarterly Report on Form 10-Q for the period ended June 30, 2000

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

                                       F


EXHIBIT NO.                DESCRIPTION                                                                     PAGE
-----------                -----------                                                                     ----
10.52    The Resource Bancshares Mortgage Group, Inc. Nonqualified Deferred Compensation                     *
         Plan effective April 1, 1999 incorporated by reference to Exhibit 10.52 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999

10.53    Voluntary Employees' Beneficiary Association Trust for the Employees of                             *
         of Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999

10.54    Voluntary Employees' Beneficiary Association Plan for the Employees                                 *
         of Resource Bancshares Mortgage Group, Inc.  incorporated by reference to Exhibit
         10.54 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.55    MSC Stock Option Agreement between Resource Bancshares Mortgage Group,                              *
         Inc. and Boyd M. Guttery dated February 2, 2000 incorporated by reference to Exhibit 10.55 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 2000

10.56    MSC Stock Option Agreement between Resource Bancshares Mortgage Group, Inc. and                     *
         Stuart M. Cable dated February 2, 2000 incorporated by reference to Exhibit 10.56 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.57    Director Deferred Compensation Plan dated June 2000 incorporated by                                 *
         reference to Exhibit 10.57 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 2000

10.58    Outside Director Life Insurance Plan dated June 2000 incorporated by                                *
         reference to Exhibit 10.58 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 2000

11.1     Statement re: Computation of Net Income per Common Share                                          _____

27.1     Financial Data Schedule                                                                           _____

----------------------------------

* Incorporated by reference



                                       G