Form 10-K
period 2000-12-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2001-04-02
CIK 893817

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

For the Fiscal Year Ended December 31, 2000    Commission File Number 000-21786
                                                                      ---------

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                              ---------------------

        Delaware                                         57-0962375
--------------------------                  ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

        7909 Parklane Road
      Columbia, South Carolina                             29223
----------------------------------------                ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $127,437,522 as of March 15, 2001, based on the closing price of $7.844 per share of the registrant's Common Stock , par value $.01 per share, on the NASDAQ National Market System on such date.

As of March 15, 2001, 16,246,497 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Document of the Registrant                Form 10-K Reference Locations

2000 Annual Report to Shareholders                     Parts II and IV
2001 Proxy Statement                                      Part III

                                     PART I

ITEM 1.  BUSINESS
                                     General

         Resource Bancshares Mortgage Group, Inc. (the Company) is a diversified financial services company engaged through wholly-owned subsidiaries primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family (i.e., one-four family), first lien and second lien mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, one of the Company's wholly-owned subsidiaries originates, sells and services small-ticket commercial equipment leases.

         As part of its primary business focus, residential mortgage banking, the Company purchases agency-eligible mortgage loans through its correspondents and funds loans through its wholesale division. The Company also purchases and originates residential mortgage loans through its subprime division. Substantially all of the residential mortgage loans purchased and originated by the Company are sold to institutional purchasers, including national and regional broker/dealers, as mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or as whole loans. Substantially all the agency-eligible mortgage loans are sold with the rights to service the loans being retained by the Company. The majority of the retained servicing is sold separately with only a small portion held in the Company's servicing portfolio.

         The Company receives loan servicing fees and subservicing fees with respect to the agency-eligible loans it funds through its wholesale channel and purchases through its correspondent channel. The Company also receives loan servicing fees with respect to agency-eligible mortgage servicing rights which were acquired through bulk acquisitions of servicing rights related to agency-eligible loans originated by other lenders.

         During the second half of 1999 and 2000, mortgage rates rose causing a significant decline in nationwide mortgage refinance activity. Production volumes declined and the resultant industry overcapacity led to an increasingly intense competitive pricing environment. The Company was not immune from these cyclical trends as its volumes and gross production margins were adversely affected. Accordingly, the Company reported net operating losses throughout 2000.

         On December 1, 1999 the Company announced a planned reorganization and workforce reduction which involved (1) consolidation of 18 existing agency-eligible wholesale branch locations into six regional operating centers,
(2) closure of three subprime branches and (3) reduction of overall agency-eligible production support and administrative staffing levels. During 2000, the Company further consolidated its six agency eligible regional operating centers into four centers and centralized processing of its subprime loans into three regional operating centers. Previously, the Company processed subprime loans in branch offices in major markets throughout the country. The Company also underwent a re-engineering of work processes at its regional operating centers and at its centralized post-closing operation resulting in additional cost savings. The Company was able to reduce its operating expenses (salaries and employee benefits, occupancy expenses, and general and administrative expenses) from $111.5 million in 1999 to $89.3 million in 2000.

         On January 10, 2000 the Company named Douglas K. Freeman as its new Chief Executive Officer. Soon thereafter, the senior management team met and restated its corporate strategy, mission, goals, business principles and core values. The Company's strategy is to become a customer centric financial intermediary that combines the best of product depth, relationship management and service quality. Pursuant to this strategy, during 2000 the Company: (1) diversified its product array, (2) began to utilize and deploy advanced technology to support a more effective order fulfillment process and (3) integrated enhanced customer relationship management systems and disciplines into its ongoing sales and marketing operations.

         The Company does not hold any material trademarks, licenses, franchises or concessions.

                           Segmented Income Statements

         The Company operates through wholly-owned subsidiaries that are engaged in the following lines of business: (a) agency-eligible production; (b) agency-eligible servicing; (c) agency-eligible reinsurance; (d) subprime residential production; and (e) small-ticket equipment leasing. During 2000, the Company sold substantially all of the assets of Laureate Capital Corp. (Laureate), which conducted its commercial mortgage operations (See Note 21 to the financial statements). The tables set forth under Note 18 in the Consolidated Financial Statements in the Company's accompanying 2000 Annual Report to Shareholders present a summary of the revenues and expenses for each of the Company's business segments for the years ended December 31, 2000, 1999 and 1998, respectively, and are hereby incorporated herein by reference. The following represents the percentage and amount of total Company revenues contributed by the various operating divisions for the years ended December 31, 2000, 1999 and 1998:

($ in thousands)
                            2000        2000             1999           1999            1998         1998
                         $ Amount     Percentage       $ Amount      Percentage       $ Amount     Percentage
                         ---------    ----------       --------      ----------       --------     ----------
Agency-eligible
production               $ 26,624        47%            $ 72,613          45%         $ 143,650        62%
Agency-eligible
servicing                  32,151        56%              45,080          28%            40,064        17%
Agency-eligible
reinsurance                 3,050         5%               1,649           1%             1,189         1%
Subprime                  (14,171)      (25)%              31,351         20%            38,277        17%

Leasing                    10,906        19%                9,285          6%             6,404         3%
Other
/eliminations              (1,326)       (2)%                (483)         0%               807         0%
                         ------------------             --------------------          -------------------
Total                    $ 57,234       100%            $ 159,495        100%         $ 230,391       100%
                         ==================             ====================          ===================

                           Residential Loan Production

Correspondent

         The Company purchases closed agency-eligible mortgage loans through its network of approved correspondent lenders. Correspondents are primarily mortgage lenders, mortgage brokers, savings and loan associations and small commercial banks. At December 31, 2000, the Company had 924 correspondents originating mortgage loans in 48 states and the District of Columbia.

         Agency-eligible residential loan production for the Company by correspondents is widely dispersed, with the top 20 correspondents supplying the Company with 39% of its dollar volume of correspondent loans during 2000 compared to 34% in 1999. During 2000, the top five correspondents accounted for approximately 20% of the year's mortgage loan correspondent purchase volume. This compares to the top five correspondents accounting for approximately 16% and 12% of the correspondent mortgage loan purchase volume during 1999 and 1998, respectively. No single correspondent accounted for more than 8.7% of the Company's agency-eligible mortgage loan purchase volume in 2000. In 1999 and 1998, 5.8% and 3.9%, respectively, of the Company's total agency-eligible mortgage loan purchase volume was acquired from the Company's highest-volume correspondent.

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

         The Company attracts and maintains relationships with correspondents by offering a variety of services that provide incentives for the correspondents to sell agency-eligible mortgage loans to the Company. The Company's strategy with respect to its correspondents is to provide a high level of service rather than the best price. Services provided include timely underwriting and approval or rejection of a loan (within approximately 48 hours after receipt of a completed loan application), timely purchase of loans (within 96 hours after being approved for acquisition), seminars on how to process and prepare a loan application and updates on current underwriting practices. In addition, the Company provides correspondents with a variety of products and delivery capabilities and multiple means of funding loans. During 2000, the Company introduced e-RBMG, its business-to-business Internet offering. e-RBMG makes it easier for correspondents to interact with the Company by automating the flow of information between the correspondent and the Company. e-RBMG allows correspondent lenders to upload/key files, register and lock a loan, submit a loan to Fannie Mae Desktop Underwriting, print out a fax cover with a bar code to be faxed and routed electronically, submit an electronic file to one of the Company's regional operating centers for validation and request closing funds on-line. As the mortgage lending market increases in sophistication and loan-price differentials narrow among mortgage bankers, the Company believes that the level of service and commitment it provides to its correspondents will be paramount to its success.

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

Wholesale

         The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The regional operating centers handle all shipping and follow-up procedures on loans. Typically, mortgage brokers are responsible for taking applications and accumulating the information precedent to the Company's processing of the loans. All loan applications processed by the wholesale division are subject to underwriting and quality control comparable to the standards used in the Company's correspondent lending program.

         In 1999 and 2000, the Company closed its branch offices and established regional operations centers to better facilitate service to a larger geographic area. At December 31, 2000, the Company had four regional operations centers serving approximately 4,227 brokers. The offices are located in San Jose, California; Boston, Massachusetts; Minneapolis, Minnesota; and St. Louis, Missouri. Although maintaining regional operations centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each regional operating center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. The Company also offers the use of e-RBMG to its brokers. e-RBMG has the same features and benefits for brokers as enumerated above for the correspondent lending program.

Subprime

         Subprime loan production decreased by 8% to $669.6 million for 2000 as compared to $728.4 million during 1999. Between 1999 and 2000 the Company increased the number of its subprime brokers by 453. During 2000, the Company phased out its branch facilities in favor of three regional operating centers where a critical mass of volume could be achieved for better operating efficiency.

Residential production volume

         The following table shows residential production volume by source for each of the three years in the period ended December 31, 2000.

RESIDENTIAL LOAN PRODUCTION VOLUME                                 Year Ended December 31,
                                                    -------------------------------------------------------
    ($ in Thousands)                                      2000                 1999                 1998
                                                    -----------------    -----------------    -----------------
Correspondent                                          $4,532,335           $6,363,936           $11,666,560
Wholesale                                               1,098,699            1,748,415             3,023,961
Retail                                                         --                   --               264,059
                                                    -----------------    -----------------    -----------------
Total agency-eligible loan production                  $5,631,034           $8,112,351           $14,954,580
Subprime production                                       669,622              728,410               607,664
                                                    -----------------    -----------------    -----------------
Total residential production                           $6,300,656           $8,840,761           $15,562,244
                                                    =================    =================    =================

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

         The Company purchases and originates a variety of mortgage loan products that are designed, in conjunction with the requirements of prospective purchasers of such loans, to respond to consumer needs and competitive factors. In addition to 15-year and 30-year conventional mortgage loans and 15-year and 30-year FHA loans and VA loans, the Company purchases and originates products designed to provide lower interest rates to borrowers or lower principal and interest payments by borrowers, including balloon mortgage loans that have relatively short terms (e.g., five or seven years) and longer amortization schedules (e.g., 25 or 30 years) and adjustable rate mortgage loans. The Company also purchases and originates mortgage loans featuring a variety of combinations of interest rates and discount points so that borrowers may elect to pay higher points at closing and less interest over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing. The portion of total loans held for sale at any time that consists of a particular product type depends upon the interest rate and competitive environments at the time such loans are made.

Volume

         The following table shows residential mortgage loan production volume by type of loan for each of the three years in the period ended December 31, 2000.

                                                                 Year Ended December 31,
                                                  -------------------------------------------------------
($ in Millions except as indicated)                    2000               1999                 1998
                                                  ---------------    ---------------      ---------------
CONVENTIONAL LOANS:
  Volume                                             $ 3,519.5          $ 4,892.9             $ 10,674.1
  Percentage of total volume                                56%                55%                    68%
FHA / VA LOANS:
  Volume                                             $ 2,111.6          $ 3,219.5             $  4,280.4
  Percentage of total volume                                34%                37%                    28%
SUBPRIME LOANS:
  Volume                                             $   669.6          $   728.4             $    607.7
  Percentage of total volume                                10%                 8%                     4%
TOTAL LOANS:
  Volume                                             $ 6,300.7          $ 8,840.8             $ 15,562.2
  Number of loans                                       53,897             79,322                131,630
  Average loan size ($ in Thousands)                 $   116.9          $   111.5             $    118.2

         The following table shows residential loan production volume by state for the year ended December 31, 2000, for each state that represented 5% or more of the Company's total residential loan production volume for 2000.

                                                            Year Ended December 31, 2000
                                                        -------------------------------------
                   ($ in Thousands)                                             Percent of
                                State                        Amount               Total
                   ---------------------------------    ----------------      ---------------
                   California                              $    806,497                12.80%
                   Massachusetts                                611,078                9.69%
                   Minnesota                                    558,233                8.86%
                   Colorado                                     405,495                6.44%
                   Ohio                                         388,124                6.16%
                   Illinois                                     341,993                5.43%
                   All other                                  3,189,236               50.62%
                                                        ---------------       ----------------
                   TOTAL                                    $ 6,300,656              100.00%
                                                        ================      ================

                            Sale of Residential Loans

         The Company customarily sells all agency-eligible mortgage loans that it originates or purchases, retaining the mortgage servicing rights, which currently are sold separately. Under ongoing programs established with Fannie Mae and Freddie Mac, the Company aggregates its conforming conventional loans into pools that are assigned to Fannie Mae or Freddie Mac in exchange for mortgage-backed securities. The Company's FHA mortgage loans and VA mortgage loans are generally pooled and sold in the form of Ginnie Mae mortgage-backed securities. The Company pays certain fees to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, in connection with these programs. The Company then sells Freddie Mac, Fannie Mae and Ginnie Mae securities to securities dealers. Substantially all of the Company's agency-eligible mortgage loans qualify under the various Fannie Mae, Freddie Mac and Ginnie Mae program guidelines, which include specific property and credit standards, including a loan size limit. Subprime and non-conforming conventional residential mortgage loans are sold to private investors through whole loan sales. Prior to 2000, the Company securitized a portion of its subprime production. During 2000, the Company sold its subprime production on a whole loan basis for cash.

         In the case of conventional loans, subject to the obligations of any primary mortgage insurer, the Company is generally at risk for any mortgage loan default until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. In the case of FHA and VA loans, the Company has, from the time such a loan is originated or purchased until the first borrower payment is due, a minimum of 31 days, to request insurance or a guarantee certificate. Once the insurance or the guarantee certificate is issued, the Company has no risk of default, except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitations. In connection with the Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards and as to accuracy of information. In the event of a breach of these representations and warranties, the Company may become liable for certain damages or may be required to repurchase such loans and bear any potential related loss on the disposition of those loans. Typically, with respect to loans that the Company repurchases, the Company corrects the flaws that had resulted in the repurchase, and the loans are resold in the market or are repurchased by the original correspondent pursuant to prior agreement.

         The Company uses hedging techniques to reduce its exposure to interest rate risk in connection with loans not yet sold or securitized. The Company projects the portion of the pipeline loans that the Company anticipates to close. The Company assesses the interest-rate risk associated with the commitments that it has extended to originate or purchase loans and evaluates the interest-rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest-rate volatility. The Company constantly monitors these factors and adjusts its hedging when appropriate throughout each business day. The Company's hedging currently consists of utilizing a combination of mandatory forward sales commitments on mortgage-backed securities and mortgage loans and options on treasuries.

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

         In connection with its agency-eligible loan sale program, which involves the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, the Company has credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the marketplace, none of the forward payment obligations of any of the Company's counterparties is secured or subject to margin requirements; however, the Company attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that the Company believes are sound credit risks, and by limiting exposure to any single counterparty by selling to a number of investors. For example, it is the Company's current policy that not more than the lesser of (i) $500 million or (ii) 30% of the total forward purchase contracts outstanding at any time be with any single counterparty. All counterparties are obligated to settle such sales in accordance with the terms of the related forward sale agreement.

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

         In addition to servicing its agency-eligible mortgage servicing rights portfolios, the Company also subservices agency-eligible mortgage servicing rights portfolios during the period of approximately 90 days between the date the Company has sold the related servicing rights and the date such servicing rights are actually transferred to the purchaser. The Company receives fees for servicing residential mortgage loans, ranging generally from 0.25% to 0.44% per annum on the unpaid principal balances of the loans. Servicing fees are collected by the Company from monthly mortgage loan payments. Other sources of loan servicing revenues include fees incidental to the services provided.

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

         The following table shows the delinquency percentages (excluding bankruptcies and foreclosures) of the Company's residential mortgage servicing rights portfolio (excluding loans serviced under subservicing agreements) at December 31, 2000.

                                            December 31,    December 31,
                  Days Delinquent               2000            1999
                  ---------------           -------------   -------------
                  30                            1.83%           1.65%
                  60                             .26%            .30%
                  90+ days                       .14%            .17%
                                            -------------   -------------
                  Total delinquencies           2.23%           2.12%
                                            =============   =============

         At December 31, 2000, the Company's owned mortgage servicing rights portfolio had an underlying unpaid principal balance of $8.0 billion. The portfolio generally reflected characteristics representative of the then-current market conditions and had a weighted average note rate of 7.67%.

         In 2000, the Company produced or purchased servicing rights associated with agency-eligible residential loans having an aggregate underlying unpaid principal balance of $5.6 billion and had an average aggregate underlying unpaid principal balance of loans being serviced of $9.0 billion. Typically, the Company sells the majority of its produced agency-eligible mortgage servicing rights between 90 days and 180 days of purchase. Nevertheless, certain market and operating characteristics, including origination costs, adjusted basis, market values, coupon rates, delinquency rates and current prepayment rates are considered to determine whether mortgage servicing rights should be held for longer periods of time.

         The following table provides certain information regarding the Company's agency-eligible mortgage servicing rights portfolio at December 31, 2000.*

    ($ in Thousands)                                                                           Percentage of
                                                                           Aggregate            Total Unpaid
            Year of           Number of Loans      Percentage of       Unpaid Principal          Principal
          Origination                               Total Loans             Balance               Balance
    ------------------------  -----------------  ------------------  ---------------------    -----------------
        1992 or earlier            4,312                5.7%             $  219,638                 2.7%
             1993                  5,670                7.5%                383,913                 4.8%
             1994                  3,966                5.2%                315,699                 3.9%
             1995                  1,327                1.8%                101,376                 1.3%
             1996                  2,526                3.3%                256,951                 3.2%
             1997                  9,363               12.4%              1,001,975                12.5%
             1998                 18,087               23.9%              2,195,268                27.3%
             1999                  8,707               11.5%                891,870                11.1%
             2000                 21,690               28.7%              2,680,489                33.2%
                              -----------------  ------------------  ---------------------    -----------------
             Total                75,648             100.00%             $8,047,179              100.00%
                              =================  ==================  =====================    =================

* Includes $236,267 (2,499 loans) of subprime loans as of December 31, 2000 being temporarily serviced until these loans are sold.

         The following table sets forth the Company's agency-eligible mortgage servicing rights portfolio by loan type*:

($ in Thousands)                                                 At December 31, 2000
                                    -------------------------------------------------------------------------------
                                                        Aggregate
                                                          Unpaid               Weighted              Weighted
                                      Number            Principal              Average                Average
          Loan Type                  of Loans            Balance                Coupon              Service Fee
-------------------------------    -------------      ---------------      -----------------      ----------------
FHA                                     4,187           $  444,578              8.34%                 .5672%
VA                                        772               89,127              8.19%                 .5408%
Fannie Mae                             44,683            4,770,714              7.61%                 .4479%
Freddie Mac                            19,504            2,015,409              7.37%                 .3620%
Private                                   425               24,949              8.83%                 .4033%
Other                                   6,077              702,402              8.03%                 .2968%
                                   -------------      ---------------      -----------------      ----------------
TOTAL                                  75,648           $8,047,179              7.67%                 .4223%
                                   =============      ===============      =================      ================

* Includes $236,267 (2,499 loans) of subprime loans as of December 31, 2000 being temporarily serviced until these loans are sold.

         The Company's agency-eligible mortgage servicing rights portfolio is generally divided into two segments. The portion of the portfolio that is generated by current loan production is classified as "held-for-sale", and the portion of the portfolio that was acquired through bulk acquisitions or retained for production of servicing income is classified as "available-for-sale." The Company's held-for-sale portfolio had an aggregate underlying unpaid principal balance of $2,566.2 million at December 31, 2000. The Company's available-for-sale portfolio had an aggregate underlying unpaid principal balance of $5,480.9 million at December 31, 2000.

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

                          Available-For-Sale Portfolio

    ($ in Thousands)                                  At December 31, 2000
                                       ----------------------------------------------------
                                             Aggregate               Percentage of Total
                                          Unpaid Principal             Unpaid Principal
    Mortgage Interest Rate                    Balance                      Balance
--------------------------------       -----------------------      -----------------------
        Less than 7.00%                     $1,494,538                       27.27%
         7.00% - 7.49%                       1,864,327                       34.01%
         7.50% - 7.99%                       1,074,547                       19.61%
         8.00% - 8.49%                         571,886                       10.43%
         8.50% - 8.99%                         342,360                        6.25%
         9.00% - 9.49%                          88,084                        1.61%
      Greater than 9.49%                        45,187                        0.82%
                                       -----------------------      -----------------------
             TOTAL                          $5,480,929                      100.00%
                                       =======================      =======================

         The following table sets forth the geographic distribution of the Company's available-for-sale servicing portfolio for those states representing more than 3% of the portfolio:

($ in Thousands)                                   At December 31, 2000
                                  -------------------------------------------------------
                                     Aggregate                   Percentage of
                                  Unpaid Principal               Total Unpaid
            State                     Balance                  Principal Balance
-------------------------------  -------------------   ----------------------------------
Massachusetts                        $   587,860                  10.73%
Minnesota                                461,152                   8.41%
California                               412,258                   7.52%
Illinois                                 366,134                   6.68%
New York                                 319,356                   5.83%
Ohio                                     273,393                   4.99%
Connecticut                              250,290                   4.57%
Texas                                    247,737                   4.52%
Colorado                                 214,922                   3.92%
Michigan                                 203,062                   3.70%
Georgia                                  169,047                   3.08%
Florida                                  167,848                   3.06%
All others                             1,807,870                  32.99%
                                 -------------------   ----------------------------------
   TOTAL                             $ 5,480,929                 100.00%
                                 ===================   ==================================

         The following table sets forth certain information regarding the aggregate underlying unpaid principal balance of the mortgage loans in the held-for-sale portfolio serviced by the Company. The table includes both fixed and adjustable rate loans.

                             Held-For-Sale Portfolio

($ in Thousands)                                       At December 31, 2000
                                          -----------------------------------------------
                                               Aggregate           Percentage of Total
                                            Unpaid Principal         Unpaid Principal
        Mortgage Interest Rate                  Balance                  Balance
---------------------------------------   ---------------------   -----------------------
           Less than 7.00%                     $     4,181                  0.16%
            7.00% - 7.49%                          375,989                 14.65%
            7.50% - 7.99%                          482,729                 18.81%
            8.00% - 8.49%                          976,681                 38.06%
            8.50% - 8.99%                          424,908                 16.57%
            9.00% - 9.49%                           75,479                  2.94%
          Greater than 9.50%                       226,282                  8.81%
                                          ---------------------   -----------------------
                TOTAL                          $ 2,566,249                100.00%
                                          =====================   =======================

         To help the Company manage its risk related to prepayments of its servicing portfolio, the Company has purchased interest-rate floor contracts and callable pass-through certificates, which provide an interest rate differential on a fixed portion of the portfolio in the event interest rates fall below a certain level. For a more detailed discussion of interest rate floor contracts and callable pass-through certificates, see Note 17 of the Company's Consolidated Financial Statements, found in the Company's accompanying 2000 Annual Report to Shareholders, included herein and incorporated by reference.

                               Leasing Operations

         The Company's wholly-owned subsidiary, Republic Leasing Company, Inc. (Republic Leasing), originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. At December 31, 2000 the leasing division had 181 brokers. Lease production was $103.3 million, or 1.6% of the Company's total production volume, during 2000. At December 31, 2000, Republic Leasing managed a lease servicing portfolio of $192.6 million. Of this managed lease portfolio, $188.9 million was owned and $3.7 million was serviced for investors. The weighted average net yield for the managed lease servicing portfolio at December 31, 2000 was 10.8%. Delinquencies for the managed lease servicing portfolio at December 31, 2000 were 2.4%.

                                   Seasonality

         The residential mortgage banking industry is generally subject to seasonal trends. These trends reflect the general pattern of resale of homes, which typically peaks during the spring and summer seasons and declines to lower levels from mid-November through January. Refinancings tend to be less seasonal and more closely related to changes in interest rates. The small-ticket equipment leasing industry is generally not considered to be seasonal.

                         Changes in Economic Conditions

         The Company's business is subject to various business risks, including competition from other mortgage banking companies and other financial institutions. Economic conditions affect the consumer's decision to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing mortgage loan applications, and the cost and availability of funds that mortgage banking companies rely upon to make or purchase loans. Changes in the level of consumer confidence, tax laws, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated or purchased by the Company less attractive to borrowers or investors. Competition also may be affected by fluctuations in interest rates and general and local economic conditions.

         The Company continues to face the same challenges as other companies within the mortgage banking industry and, therefore, is not immune to significant volume declines precipitated by changes in interest rates or other factors beyond its control.

                                  Competition

         The mortgage banking industry is highly competitive. The Company competes with financial institutions, mainly mortgage banking companies, commercial banks and savings and loan associations and, to a lesser extent, credit unions and insurance companies. The Company competes principally by purchasing or originating a variety of mortgage loans, emphasizing the quality of its service and pricing the loans at competitive rates. Many of the Company's competitors may have greater financial resources, better operating efficiencies and longer operating histories than the Company. Many of the nation's largest mortgage banking companies and commercial banks have a significant number of branch offices in areas in which the Company's correspondents and wholesale regional operations centers operate. Increased competition for mortgage loans from larger lenders may result in a decrease in the volume of loans purchased or originated by the Company, thereby likely reducing the Company's revenues. At the same time, Fannie Mae and Freddie Mac are developing technologies and business practices that could reduce their reliance on large mortgage banking companies for loan production and enable them to access smaller producers for volume. Due to the current highly competitive market pricing environment, the Company may be unable to achieve its planned level of originations or consummate acquisitions of servicing rights at a satisfactory cost. The Company does not have a significant market share of mortgage banking activities in the areas in which it conducts operations.

         The small-ticket commercial equipment leasing industry is highly competitive. The Company is subject to competition from other equipment leasing companies, some of which may be better capitalized. The Company does not have a significant market share of equipment leasing in the areas in which it conducts operations.

         Due to the foregoing considerations, there can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the results of operations and financial condition of the Company.

                                  Concentration

         The Company typically sells the mortgage servicing rights associated with its mortgage production into forward sales contracts. Additionally, from time to time, the Company will sell residential mortgage servicing rights from its available-for-sale portfolio. In 2000 approximately 94% of its sales under these forward sales contracts were to two major customers. In 1999, approximately 79% of its sales under these forward sales contracts were to four major customers. The loss of these purchasers would have a material adverse effect on the Company's business if no suitable replacement purchasers could be found.

         The growth and profitability of the Company's equipment leasing business are dependent to a large extent on the ability to finance an increasing balance of leases held in its portfolio or to sell leases to and service leases for third parties. At December 31, 2000, approximately 16% and 7% of the Company's net lease receivables were located in the states of California and Florida, respectively. At December 31, 2000, approximately 16% and 5% of the Company's net lease receivables were collateralized by computer equipment and titled equipment, respectively.

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

                                   Litigation

         In recent years, the mortgage banking industry has been subject to class action lawsuits that allege violations of federal and state laws and regulations, including the propriety of collecting and paying various fees and charges and the calculation of escrow amounts. Most recently, at least 170 purported class action lawsuits have been commenced against various mortgage banking companies, including the Company, alleging that the payment of certain fees to mortgage brokers violates the anti-kickback provisions of RESPA. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such a change could have a material adverse effect on the Company and the entire mortgage lending industry. The Company's broker compensation and table-funded correspondent purchase programs permit such payments. Although the Company believes these programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation and table-funded correspondent purchase practices. Class action lawsuits may continue to be filed against the mortgage banking industry generally. No prediction can be made as to whether the ultimate decisions in any of these class actions will be adverse to the defendant mortgage banking companies.

                             Delinquency and Default

         The Company's profitability may be negatively impacted by economic downturns because, during such periods, the frequency of loan defaults tends to increase, thereby increasing the cost to service the loans in the Company's portfolio. Also, the Company is generally at risk for delinquency or default of newly originated or purchased loans. In the case of conventional loans, the Company is generally at risk for any mortgage loan default from origination or purchase by the Company, as the case may be, until the loan is sold (typically less than 45 days). Once the Company sells the loan, the risk of loss from mortgage loan default and foreclosure generally passes to the purchaser or insurer of the loan. The Company has from the time an FHA or VA mortgage loan is originated or purchased until the first payment is due, a minimum of 31 days, to request insurance or a guarantee certificate from the FHA and the VA, respectively. Once the insurance or the guarantee certificate is issued, the Company has no risk of default or foreclosure except with respect to certain losses related to foreclosures of FHA mortgage loans and losses that exceed the VA's guarantee limitation.

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

         Prior to the liquidation of a loan, the servicer must absorb the cost of funds advanced during the time the advance is outstanding. Further, the servicer must bear the increased costs of attempting to collect on delinquent and defaulted mortgage loans. The servicer generally is reimbursed for such advances ultimately by the mortgage loan owner or from liquidation proceeds. In addition, if a default is not cured, the mortgage loan will be extinguished as a result of foreclosure proceedings, and any servicing income will cease. As a consequence, the Company will forego servicing income from the time such loan becomes delinquent until it is foreclosed upon or is brought current. The Company maintains a reserve for losses at a level considered adequate to provide for known and inherent risks related to foreclosure and disposition losses. The Company's evaluation of an adequate level of foreclosure reserves considers past loss experience, industry loss experience, geographic and product concentrations, delinquency trends, economic conditions and other relevant factors. The Company uses currently available information to make such evaluation, therefore future adjustments to the foreclosure reserve will be required as conditions and assumptions are revised in response to changes in trends and the other factors and assumptions relevant to the Company's evaluation.

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

                            Financing of Operations

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In July 2000, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the "Restricted Group"), entered into a $325 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2001. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $150 million, plus the Restricted Group's net income subsequent to June 30, 2000, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans, (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion and (v) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least 1.25 to 1.00 for any period of two consecutive fiscal quarters (the interest rate coverage ratio). The Company is required to maintain $10 million of liquidity pursuant to the agreement. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

         In July 2000, the Company and the Restricted Group also entered into a $65 million subprime revolving credit facility and a $200 million servicing revolving credit facility, which expire in July 2001. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

         The Restricted Group was in compliance with the debt covenants in place at December 31, 2000. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants specified for each of these financing agreements. Failure to comply could result in the loss of the related financing.

         Meritage, RBMG and a bank are parties to a master repurchase agreement, pursuant to which Meritage and RBMG are entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The master repurchase agreement has been extended through July 2001.

         RBMG, Inc. and RBMG PFC, Inc. entered into a $50 million commercial paper conduit facility in November 2000. The facility expires in November 2001.

         The Company has entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the Federal Funds rate. The gestation line has a funding limit of $1.2 billion.

         The Company executed a $6.6 million note in May 1997. This debt is secured by the Company's corporate headquarters facility. The terms of the related agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those previously described.

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

Changes in the Market for Servicing Rights, Mortgage Loans and Lease Receivables
--------------------------------------------------------------------------------

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


                              Environmental Matters

         In the course of its business, through the foreclosure process, the Company has acquired, and may acquire in the future, properties securing loans that are in default. Although the Company lends to owners of residential properties, there is a risk that the Company could be required to investigate and cleanup hazardous or toxic substances or chemical releases at such properties after its acquisition and might be held liable to a governmental entity or to third-parties for property damage, personal injury and investigation or cleanup costs incurred by such parties in connection with the contamination.

         To date, the Company has not been required to perform any investigation or cleanup activities of any material nature, nor has the Company been subject to any environmental claims. No assurance can be given, however, that this will remain the case in the future.

               Changes in the Demand for Mortgage Loans and Leases

         The Company's operating results can fluctuate substantially from period to period as a result of a number of factors, including the volume of loan and lease production, the level of interest rates, the level of amortization of mortgage servicing rights required by prepayment rates and the performance of the Company's servicing portfolio hedge, which currently consists primarily of interest rate option contracts for ten year Constant Maturity Treasury and Constant Maturity Swap floors and Callable Pass-through Certificates. In particular, the Company's results are strongly influenced by the level of loan and lease production, which is influenced by the interest rate environment and other economic factors. Accordingly, it is likely that the net income of the Company will fluctuate substantially from period to period.

                                Prepayment Risks

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

        Dependence Upon Independent Mortgage Brokers and Mortgage Bankers

         The Company depends largely upon independent mortgage bankers, including smaller mortgage companies and commercial banks, and, to a lesser extent, upon independent mortgage brokers, for its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers and mortgage bankers, with whom the Company does business, deal with multiple loan originators for each prospective borrower. Wholesale lenders, such as the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with the same independent mortgage bankers and mortgage brokers with whom the Company seeks to do business, none of whom is obligated by contract or otherwise to continue to do business with the Company. Future operating and financial results of the Company will be susceptible to fluctuations in the volume and cost of its broker and mortgage banker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

                    Possible Changes in Accounting Estimates

         In preparing the financial statements, management is required to make estimates based on available information that can affect the reported amounts of assets, liabilities and disclosures as of the balance sheet date and revenues and expenses for the related periods. Such estimates relate principally to the Company's allowance for foreclosure losses and repurchased loans, and its allowance for lease losses. Additionally, estimates concerning the fair values of mortgage loans held-for-sale, lease receivables, servicing rights, servicing hedges and the Company's other hedging instruments are all relevant to ensuring that leases and mortgage loans are carried at the lower of cost or market, and that potential impairments of servicing rights are recognized as and if required. Because of the inherent uncertainties associated with any estimation process and due to possible future changes in market and economic conditions that will affect fair values, it is possible that actual future results in realization of the underlying assets and liabilities could differ significantly from the amounts reflected as of the balance sheet date.


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


                                    Employees

         As of December 31, 2000, the Company had 932 employees, substantially all of whom were full-time employees. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.






                      Executive Officers of the Registrant

         DOUGLAS K. FREEMAN, age 50, has been Chairman and Chief Executive Officer of the Company since January 2000. Mr. Freeman was President of Bank of America's Consumer Finance Group, a major division of Bank of America. Mr. Freeman was employed as Consumer Corporate Bank Executive with Barnett Bank, Inc. from 1991 through March 1996. He was then promoted to Chief Consumer Bank Executive in March 1996 and held that position with Barnett Bank, Inc. until March 1998. NationsBank, N.A. acquired Barnett Bank, Inc. in March 1998 and Mr. Freeman became President of the Consumer Finance Division of NationsBank, N.A. until April 1999. Bank of America merged with NationsBank, N.A. in April 1999 and Mr. Freeman became the President of the Consumer Finance Group from April 1999 through January 2000.

         HAROLD LEWIS, JR., age 40, serves as the Chief Portfolio Management Executive since November 2000. Previously he had been the Executive Vice President of Portfolio Management since March 2000. From January 1996 through March 2000, Mr. Lewis was employed by Bank of America (formerly

NationsBank and Barnett Bank), most recently as the President of Home Equity Services and NationsCredit Consumer Corporation.

         WILLIAM M. ROSS, age 52, has been Chief Sales and Fulfillment Executive since November of 2000. Mr. Ross was President of EquiCredit a wholly owned subprime mortgage company of Bank of America from 1998 through 2000. Mr. Ross retired from Bank of America after 23 years of service. Prior to EquiCredit he held the following positions at Bank of America and companies attained through acquisitions, Southeast Production Manager for NationsBanc Mortgage Company 1997 through 1998 and Executive Vice President of Barnett Mortgage Company (acquired by NationsBank) 1986 through 1997.

         STEVEN F. HERBERT, age 44, has been Chief Financial Executive of the Company since July 1995.


ITEM 2.         PROPERTIES

         The Company's corporate and administrative headquarters facility, which is owned by the Company, is located in Columbia, South Carolina and is subject to a mortgage in the amount of $6.3 million as of December 31, 2000. This facility comprises a building having approximately 120,000 square feet which houses the Company's loan production and administrative operating groups and
16.5 acres of land. The Company purchased an additional 17.9 acres of land adjacent to this property in January 1996. In addition, the Company leases a 56,000 square foot facility in Columbia, South Carolina which houses its loan servicing operations. The Company leases smaller amounts of office space in Columbia, South Carolina and in 10 other states, consisting primarily of its leasing, wholesale and subprime regional offices and regional operations centers.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None
                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ. Additional information required by this item is set forth under the caption "Stock Data" in the Company's accompanying 2000 Annual Report to Shareholders and is incorporated herein by reference.



ITEM 6.           SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Highlights" in the Company's accompanying 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including all tables presented under that caption) in the Company's accompanying 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the Company's accompanying 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information set forth in the Company's accompanying 2000 Annual Report to Shareholders is incorporated herein by reference:

         The Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc., together with the report thereon of Ernst & Young, LLP dated January 31, 2001, including all Notes to such Consolidated Financial Statements except Note 19 - Quarterly Financial Data.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on accounting and financial disclosure matters that require disclosure pursuant to Item 304 of Regulation S-K. During 2000, the Company changed accountants. This was previously reported on a Form 8-K filed March 29, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth (i) under the caption "Proposal No. 1: Election of Directors" in the Proxy Statement of the Company furnished to shareholders in connection with its 2001 Annual Meeting (the "2001 Proxy Statement"), with respect to the name of each nominee or director, his age, his positions and offices with the registrant, his business experience, his directorships in other public companies and his service on the registrant's Board of Directors, and (ii) under the caption "Beneficial Ownership--Section 16 (a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement with respect to Section 16 matters is incorporated herein by reference. Information with respect to executive officers is set forth in Item 1 of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the remuneration of executive officers and directors and certain other matters set forth in the 2001 Proxy Statement (i) under the caption "Compensation of Officers and Directors" and (ii) under the caption "Compensation Committee Interlocks and Insider Participation" to the extent such information is required by Item 402 of Regulation S-K to be set forth herein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of (i) persons who beneficially own 5% or more of the outstanding shares of the Company's common stock, par value $.01 per share, (ii) directors, nominees and named executive officers individually and (iii) directors and executive officers as a group set forth in the 2001 Proxy Statement under the caption "Beneficial Ownership--Beneficial Owners of 5% or more of the Common Stock and " -- Stock Ownership of the Company's Directors, Nominees and Executive Officers" is, to the extent such information is required by Item 403 of Regulation S-K to be set forth herein, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to relationships and related transactions between the Company and any director, nominee for director, executive officer, security holder owning 5% or more of the Company's voting securities or any associate or member of the immediate family of any of the above, as set forth in the 2001 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" is, to the extent such information is required by
Item 404 of Regulation S-K to be set forth herein, incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  The following documents are filed as part of this report:

                             Page In Annual Report*

(1)      Consolidated Financial Statements as of December 31, 2000:

Consolidated Balance Sheet at December 31, 2000 and 1999 ................ 32
Consolidated Statement of Income for each of the three years in the period ended December 31, 2000 ...................................... 33
Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000 ............ 34
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2000 .................................. 35
Notes to Consolidated Financial Statements .............................. 36-55

         * Incorporated by reference from the indicated pages of the Company's 2000 Annual Report to Shareholders.

(2) Report of Independent Accountants on Consolidated Financial Statements at December 31, 1999 and for each of the two years in the period ended December 31, 1999 are filed as part of this report at exhibit 99.1 All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3) The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to H).

b.  Not applicable

c. The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages A to H).

d.  Not applicable

With the exception of the information herein expressly incorporated by reference, the Company's 2000 Annual Report to Shareholders and 2001 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RESOURCE BANCSHARES MORTGAGE GROUP, INC.


Date: March 29, 2001                   By: /s/ Douglas K. Freeman
                                          --------------------------------------
                                       Douglas K. Freeman
                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                  Title                                        Date
        /s/ Douglas K. Freeman                 Chairman and Chief Executive                   March 29, 2001
        ----------------------                   Officer (principal executive
          Douglas K. Freeman                     officer) and Director

        /s/ Steven F. Herbert
        ----------------------                 Chief Financial Executive                      March 29, 2001
          Steven F. Herbert                      and Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)

         /s/ Boyd M. Guttery                   Director                                       March 29,2001
         ----------------------
           Boyd M. Guttery

         /s/ Stuart M. Cable                   Director                                       March 29, 2001
         ----------------------
           Stuart M. Cable

         /s/ Robin C. Kelton                   Director                                       March 29, 2001
         ----------------------
           Robin C. Kelton

         /s/ Joel A. Smith                     Director                                       March 29, 2001
         ----------------------
           Joel A. Smith

         /s/ Roger O. Goldman                  Director                                       March 29, 2001
         ----------------------
           Roger O. Goldman

        /s/ David W. Johnson                   Director                                       March 29, 2001
        ----------------------
           David W. Johnson

                                INDEX TO EXHIBITS

EXHIBITS DESCRIPTION                                                                                PAGE
-------- -----------                                                                                ----
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

3.4      Amended and Restated Bylaws of the Registrant as amended through                             *
         November 8, 2000 incorporated by reference to Exhibit 4.2 of the
         Registrant's Registration No. 333-55054.

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

10.2     Stock Option Agreement between the Registrant and Lee E. Shelton                             *
         incorporated by reference to Exhibit 10.8 (B) of the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1993 10.3
         Director Deferred Compensation Plan dated June 2000 incorporated by reference to Exhibit 10.57 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 2000

10.4     Outside Director Life Insurance Plan dated June 2000 incorporated by                         *
         reference to the Registrant's Quarterly Report on Form 10-Q for the
         period ended June 30, 2000

10.5     Change of Control Agreement by and between Resource Bancshares Mortgage                      *
         Group, Inc. and Steven F. Herbert, dated as of July 27, 2000.

10.6     (A) Employment Agreement dated April 3, 2000, between Resource                               *
         Bancshares Mortgage Group, Inc. and Harold Lewis, Jr. incorporated by reference to Exhibit 10.6 (A) of the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000

                                       A

EXHIBITS DESCRIPTION                                                                               PAGE
-------- -----------                                                                               ----

         (B) Change of Control Agreement dated May 3, 2000, by and                                    *
         between Resource Bancshares Mortgage Group, Inc. and Harold
         Lewis, Jr. incorporated by reference to Exhibit 10.6 (B) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.7     (A) Change of Control Agreement dated November 8, 2000 by and                               --
         between Resource Bancshares Mortgage Group, Inc. and William
         M. Ross

         (B) Employment Agreement dated November 1, 2000 between                                     --
         Resource Bancshares Mortgage Group and William M. Ross

10.8     Section 125 Plan incorporated by reference to Exhibit 10.17 of                               *
         the Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1993

10.9     (A) Pension Plan incorporated by reference to Exhibit 10.18 of                               *
         the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993

         (B) Amendment I to Pension Plan incorporated by reference to                                 *
         Exhibit 10.21 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994

         (C) Amendment II to Pension Plan incorporated by reference to                                *
         Exhibit 10.22 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994 .

         (D) Amendment to Pension Plan effective January 1, 1995                                      *
         incorporated by reference to Exhibit 10.42 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995

         (E) Amendment IV to Pension Plan effective May 31, 2000                                      *
         incorporated by reference to Exhibit 10.16 (B) of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 2000

10.10    (A) Phantom 401(k) Plan incorporated by reference to Exhibit                                 *
         10.24 of the Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1994

         (B) Amendment to Phantom 401(k) Plan incorporated by reference                               *
         to Exhibit 10.17(B) of the Registrant's Quarterly Report on
         Form 10-Q for the period ended March 31, 1999

         (C) Merger and Transfer Agreement Between The Resource                                       *
         Bancshares Mortgage Group, Inc. and Fidelity Management
         Trust Company incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

                                       B

EXHIBITS DESCRIPTION                                                                                PAGE
-------- -----------                                                                                ----
10.11    (A) Resource Bancshares Mortgage Group, Inc. Supplemental                                    *
         Executive Retirement Plan incorporated by reference to
         Exhibit 10.14 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 1998.

         (B) First Amendment to Resource Bancshares Mortgage Group,                                   *
         Inc. Supplemental Executive Retirement Plan dated October
         28, 1998 incorporated by reference to Exhibit 10.19 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

         (C) Second Amendment to Resource Bancshares Mortgage Group,                                  *
         Inc. Supplemental Executive Retirement Plan dated May 31,
         2000 incorporated by reference to Exhibit 10.19 (B) of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 2000

10.12    (A) Pension Restoration Plan incorporated by reference to                                    *
         Exhibit 10.25 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994

         (B) Resolution of Board of Directors freezing additional                                     *
         accruals under  the Pension Restoration Plan effective May
         31, 2000 incorporated by reference to Exhibit 10.20 (B) of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 2000

10.13    (A) Stock Investment Plan incorporated by reference to Exhibit                               *
         4.1 of the  Registrant's Registration No. 33-87536

         (B) Amendment I to Stock Investment Plan incorporated by                                     *
         reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

         (C) Amendment II to Stock Investment Plan dated November 30,                                 *
         1998  incorporated by reference to Exhibit 4.1(c) of the
         Registrant's Registration Statement No. 333-68909

         (D) Amendment III to Stock Investment Plan dated February 2,                                 *
         2000  incorporated by reference to Exhibit 10.22 (C) of the
         Registrants Quarterly Report on Form 10-Q for the period ended
         March 31, 2000

10.14    (A) Change of Control Agreement by and between Resource                                      *
         Bancshares Mortgage Group, Inc. and Douglas K. Freeman, dated as of January 10, 2000 incorporated  by reference to Exhibit
         10.23 (A) of the Registrants Quarterly Report on Form 10-Q for
         the period ended March 31, 2000.

         (B) Employment Agreement between Resource Bancshares Mortgage                                *
         Group,  Inc. and Douglas K. Freeman dated as of January 10,
         2000 incorporated by reference to Exhibit 10.23 (C) of the
         Registrants Quarterly Report on Form 10- Q for the period
         ended March 31, 2000


                                       C

EXHIBITS DESCRIPTION                                                                                PAGE
-------- -----------                                                                                ----
10.15    (A) Employee Stock Ownership Plan incorporated by reference to                               *
         Exhibit 10.29 of the Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1994

         (B) First Amendment to Employee Stock Ownership Plan dated                                   *
         October 31, 1995 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

         (C) Second Amendment to Employee Stock Ownership Plan dated                                  *
         August 12, 1996 incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended September 30, 1996

         (D) Amended Resource Bancshares Mortgage Group, Inc. Successor                               *
         Employee Stock Ownership Trust Agreement dated December 1,
         1994, between the Registrant and Marine Midland Bank
         incorporated by reference to Exhibit 10.30 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1994

10.16    ESOP Loan and Security Agreement dated May 3, 1996, between                                  *
         the Registrant and The Resource Bancshares Mortgage Group,
         Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1996

10.17    (A) ESOP Notes dated January 20, 1998, April 1, 1998, July 1,                                *
         1998 and October 1, 1998 between the Registrant and The
         Resource Bancshares Mortgage Group, Inc. Employee Stock
         Ownership Trust incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

         (B) ESOP Notes dated March 8, 1999, April 26, 1999, July 1,                                  *
         1999 and October 1, 1999 between the Registrant and The
         Resource Bancshares Mortgage Group, Inc. Employee Stock
         Ownership Trust incorporated by reference to Exhibit 10.30 (B)
         of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999

10.18    (A) Formula Stock Option Plan incorporated by reference to                                   *
         Exhibit 10.36 of the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1995

         (B) Amendment to Resource Bancshares Mortgage Group, Inc.                                    *
         Formula Stock Option Plan and Non-Qualified Stock Option
         Plan incorporated by reference to Exhibit 10.42 of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended March 31, 1997

         (C) First Amendment to the Formula Stock Option Plan                                         *
         incorporated by reference to Exhibit 99.8 of the
         Registrant's Registration No. 333-29245 as filed on December
         1, 1997

                                       D

EXHIBITS  DESCRIPTION                                                                              PAGE
--------  -----------                                                                              ----
         (D) Second Amendment to Resource Bancshares Mortgage Group,                                 *
         Inc. Formula Stock Option Plan dated October 28, 1998
         incorporated by reference to Exhibit 10.34 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1998

         (E) Third Amendment to Resource Bancshares Mortgage Group,                                  *
         Inc. Formula  Stock Option Plan by reference to Exhibit 3.4 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended September 30, 2000

10.19    Form of Indemnity Agreement by and between Resource Bancshares                              *
         Mortgage  Group, Inc. and Directors and/or Officers of the
         Corporation.

10.20    (A) Amended and Restated Omnibus Stock Award Plan incorporated                              *
         by reference to Exhibit 99.10 of the Registrant's
         Registration No. 333-29245 filed on December 1, 1997

         (B) First Amendment to Omnibus Stock Award Plan and form of                                 *
         Incentive Stock  Option Agreement and Release to the Omnibus
         Stock Award Plan incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998

         (C) Second Amendment to Resource Bancshares Mortgage Group,                                 *
         Inc.  Omnibus Stock Award Plan dated October 29, 1998
         incorporated by reference to Exhibit 10.37 of the Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1998

         (D) Third Amendment to Omnibus Stock Award Plan.                                           --

10.21    (A) Form of Incentive Stock Option Agreement (Omnibus Stock                                 *
         Award Plan) incorporated by reference to Exhibit 10.40 of
         the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

         (B) Form of Incentive Stock Option Agreement (Omnibus Stock                                 *
         Award Plan) effective June 2000 (officer vesting provisions)
         incorporated by reference to Exhibit 10.38 (B) of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 2000

         (C) Form of Incentive Stock Option Agreement (Omnibus Stock                                 *
         Award Plan) effective June 2000 ($16 vesting provisions)
         incorporated by reference to Exhibit 10.38 (C) of the
         Registrant's Quarterly Report on Form 10-Q for the period
         ended June 30, 2000

10.22    (A) Resource Bancshares Mortgage Group, Inc. Non-Qualified                                  *
         Stock Option Plan dated September 1, 1996 incorporated by
         reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

                               E

EXHIBITS DESCRIPTION                                                                              PAGE
-------- -----------                                                                              ----
         (B) Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock                      *
         Option Plan), incorporated by reference to Exhibit 10.41 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1997

         (C) First Amendment to Resource Bancshares Mortgage Group, Inc.                            *
         Non-Qualified Stock Option Plan dated January 29, 1997 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998

         (D) Second Amendment to the Non-Qualified Stock Option Plan dated                          *
         February 6, 1998 incorporated by reference to Exhibit 10.40 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1998

         (E) Third Amendment to Resource Bancshares Mortgage Group, Inc.                            *
         Non-Qualified Stock Option Plan dated October 28, 1998 incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998

         (F) Agreement and Release Form of Non-Qualified Stock Option Agreement                     *
         incorporated by reference to Exhibit 10.41 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.23    (A) Amended and Restated Retirement Savings Plan dated April                               *
         1, 1996 incorporated by reference to Exhibit 10.34 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996

         (B) First Amendment to Amended and Restated Retirement Savings Plan                        *
         dated as of November 8, 1996 incorporated by reference to Exhibit
         10.35 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996

         (C) Second Amendment to Amended and Restated Retirement Savings Plan                       *
         dated January 1997, incorporated by reference to Exhibit 10.38 of the
         Registrant's Quarterly Report on Form 10-Q for the period ended March
         31, 1997

         (D) Third Amendment to Amended and Restated Retirement Savings Plan                        *
         dated May 31, 2000 incorporated by reference to Exhibit 10.47 (B) of the Registrant's Quarterly Report on Form 10-Q for the period ended
         June 30, 2000

10.24    (A) Agreement of Merger dated April 18, 1997 between Resource                              *
         Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource
         Bancshares Corporation incorporated by reference to Annex A of the
         Registrant's Registration No. 333-29245

                                       F

EXHIBITS DESCRIPTION                                                                              PAGE
-------- -----------                                                                              ----
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

10.25    (A) Mutual Release and Settlement Agreement between the Registrant, Lee                   *
         E. Shelton and Constance P. Shelton dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1997

         (B) Amendment to Mutual Release and Settlement Agreement between                          *
         Registrant, Lee E. Shelton and Constance P. Shelton dated January 31,
         1997 incorporated by reference to Exhibit 10.44 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1997

10.26    Preferred Provider Organization Plan for Retired Executives                               *
         incorporated by reference to Exhibit 10.43 of the Registrant's
         Quarterly Report on Form 10-Q for the period ended September 30, 1998

10.27    Resource Bancshares Mortgage Group, Inc. Flexible Benefits Plan Amended                   *
         and Restated as of January 1, 1998 incorporated by reference to Exhibit
         10.51 of the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998

10.28    The Resource Bancshares Mortgage Group, Inc. Nonqualified Deferred                        *
         Compensation Plan effective April 1, 1999 incorporated by reference to
         Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q for the
         period ended June 30, 1999

10.29    (A) Voluntary Employees' Beneficiary Association Trust for the                            *
         Employees of Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1999

         (B) Voluntary Employees' Beneficiary Association Plan for the Employees                   *
         of Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q for
         the period ended March 31, 2000

10.30    MSC Stock Option Agreement between Resource Bancshares Mortgage Group,                    *
         Inc. and Boyd M. Guttery dated February 2, 2000 incorporated by reference to Exhibit 10.55 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 2000

                                       G

EXHIBITS DESCRIPTION                                                                              PAGE
-------- -----------                                                                              ----
10.31    MSC Stock Option Agreement between Resource Bancshares Mortgage Group,                    *
         Inc. and Stuart M. Cable dated February 2, 2000 incorporated by reference to Exhibit 10.56 of the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 2000

10.32    Outside Directors' Stock Option Plan (as amended through March 19, 2001)                 --

11.1     Statement re: Computation of Net Income per Common Share                                 --

13.1     2000 Annual Report to Shareholders                                                       --

21.1     Subsidiaries of the Registrant                                                           --

23.1     Consent of Ernst & Young LLP                                                             --

23.2     Consent of PricewaterhouseCoopers LLP to the incorporation by reference                  --
         of the Registration Statements on Form S-3 of Resource Bancshares
         Mortgage Group, Inc.

23.3     Consent of PricewaterhouseCoopers LLP to the incorporation by reference                  --
         of the Registration Statements on Form S-8 of Resource Bancshares
         Mortgage Group, Inc.

99.1     Report of Independent Accountants on Consolidated Financial Statements                   --
         at December 31, 1999 and for each of the two years in the period ended
         December 31, 1999



*Incorporated by reference

                                       H