Form 10-Q
period 2001-03-31
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2001-05-15
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File Number 000-21786
                       ---------



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



   STATE OF DELAWARE                                57-0962375
---------------------------------------------      -----------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)


   7909 Parklane Road,  Columbia, SC                          29223
---------------------------------------------       ----------------------------
   (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code   (803)741-3000
                                                  ------------------------------

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

YES [X]          NO [ ]


The number of shares of common stock of the Registrant outstanding as of April 30, 2001 was 16,573,330.

                                     Page 1
                          Exhibit Index on Pages A to G

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                 Form 10-Q for the quarter ended March 31, 2001

               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheets                                      3

            Consolidated Statements of Income                                4

            Consolidated Statements of Changes in Stockholders' Equity       5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                       7

ITEM 2.     Management's Discussion and Analysis of                         15
            Financial Condition and Results of Operations

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk      51

PART II.    OTHER INFORMATION                                               51

ITEM 6.     Exhibits and Reports on Form 8-K                                51

SIGNATURES                                                                  52

EXHIBIT INDEX                                                               A-G

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                                      March 31,           December 31,
                                                                                        2001                  2000
                                                                                    ------------          ------------
                                                                                    (Unaudited)
ASSETS
Cash                                                                                $     22,081          $     15,205
Receivables                                                                               41,850                63,098
Mortgage loans held for sale                                                             630,237               541,574
Lease receivables                                                                        196,822               191,777
Servicing rights, net                                                                    157,352               160,766
Premises and equipment, net                                                               29,601                30,771
Accrued interest receivable                                                                3,760                 2,645
Goodwill and other intangibles                                                            11,685                11,865
Other assets                                                                              46,272                52,052
                                                                                    ------------          ------------
          Total assets                                                              $  1,139,660          $  1,069,753
                                                                                    ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                               $    878,224          $    811,750
Long-term borrowings                                                                       6,115                 6,145
Accrued expenses                                                                           7,446                 9,045
Other liabilities                                                                        104,552                91,044
                                                                                    ------------          ------------
          Total liabilities                                                              996,337               917,984
                                                                                    ------------          ------------


Preferred stock - par value $0.01 - 5,000,000 shares authorized;
 no shares issued or outstanding                                                              --                    --
Common stock - par value $0.01 - 50,000,000 shares authorized;
  31,637,331 shares issued and outstanding at  March 31, 2001
   and December 31, 2000                                                                     316                   316
Additional paid-in capital                                                               297,374               297,996
Retained earnings                                                                          4,510                 6,291
Common stock held by subsidiary at cost - 7,767,099 shares at
  March 31, 2001 and December 31, 2000                                                   (98,953)              (98,953)
Treasury stock - 7,237,571 and 6,949,711 shares at March 31, 2001
 and December 31, 2000, respectively                                                     (52,071)              (50,050)
Unearned shares of employee stock ownership plan - 310,320 and 310,320
  unallocated shares at March 31, 2001 and December 31, 2000, respectively                (3,800)               (3,800)
Unearned variable option expense at March 31, 2001 and December 31, 2000,
  respectively                                                                               (23)                  (31)
Other comprehensive loss                                                                  (4,030)                   --
                                                                                    ------------          ------------
          Total stockholders' equity                                                     143,323               151,769
                                                                                    ------------          ------------
          Total liabilities and stockholders' equity                                $  1,139,660          $  1,069,753
                                                                                    ------------          ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          For the Quarter Ended
                                                                                                March 31,
                                                                                   -----------------------------------
                                                                                       2001                   2000
                                                                                   ------------           ------------
REVENUES
Interest income                                                                    $     19,601           $     15,294
Interest expense                                                                        (14,993)               (11,178)
                                                                                   ------------           ------------
Net interest income                                                                       4,608                  4,116
Net gain on sale of mortgage loans                                                       17,856                  8,647
Gain (loss) on sale of mortgage servicing rights                                         (2,365)                   808
Servicing fees                                                                            8,215                  9,315
Mark-to-market on residual interests in subprime securitizations                             --                 (7,675)
Other income                                                                              1,700                  2,056
                                                                                   ------------           ------------

          Total revenues                                                                 30,014                 17,267
                                                                                   ------------           ------------

EXPENSES
Salary and employee benefits                                                             10,825                 14,753
Occupancy expense                                                                         3,808                  3,320
Amortization and provision for impairment of mortgage servicing rights                    5,215                  6,277
Provision expense                                                                         2,540                  2,001
General and administrative expenses                                                       6,033                  5,449
                                                                                   ------------           ------------

          Total expenses                                                                 28,421                 31,800
                                                                                   ------------           ------------

Income (loss) from continuing operations before income taxes                              1,593                (14,533)
Income tax (expense) benefit                                                               (526)                 5,331
                                                                                   ------------           ------------
Income (loss) from continuing operations before transition adjustment                     1,067                 (9,202)
Cumulative effect of change in accounting principles - SFAS No. 133, net of tax            (149)                    --
                                                                                   ------------           ------------
Income (loss) from continuing operations                                                    918                 (9,202)
Discontinued operations:
   Operating  loss of Laureate Capital Corp. for the quarter ended
       March 31, 2000 (less applicable income tax benefit of $465)                           --                   (765)
                                                                                   ------------           ------------

Net income (loss)                                                                  $        918           $     (9,967)
                                                                                   ------------           ------------

Weighted average common shares outstanding -- Basic                                  16,545,113             18,657,683
                                                                                   ------------           ------------

Net income (loss) per common share from continuing operations-- Basic              $       0.06           $      (0.49)
                                                                                   ------------           ------------

Net income (loss) per common share from discontinued operations-- Basic            $         --           $      (0.04)
                                                                                   ------------           ------------

Weighted average common shares outstanding -- Diluted                                16,778,471             18,657,683
                                                                                   ------------           ------------

Net income (loss) per common share from continuing operations-- Diluted            $       0.05           $      (0.49)
                                                                                   ------------           ------------

Net income (loss) per common share from discontinued operations-- Diluted          $         --           $      (0.04)
                                                                                   ------------           ------------

* Cumulative effect of change in accounting principle on other comprehensive income is net of $1,948 in income tax.

** Net change in other comprehensive income is net of $38 in income tax.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                          Common Stock         Additional                  Common                  Unearned Shares
    Three Months Ended              ------------------------     Paid-in     Retained  Stock Held by   Treasury   of Employee Stock
      March 31, 2000                  Shares         Amount      Capital     Earnings    Subsidiary     Stock       Ownership Plan
------------------------------     ----------     ---------   ----------   ---------  -------------  ---------   -----------------
Balance, December 31, 1999          31,637,331     $     316    $ 300,909   $  56,506    $ (98,953)   $ (41,148)      $  (5,158)

Issuance of restricted stock                                         (960)                                1,750

Cash dividends                                                                 (2,054)

Treasury stock purchases                                                                                 (2,960)

Exercise of stock options

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                                 81                                                   144

Purchase of shares by Employee
  Stock Ownership Plan

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                                 (1,382)        (18)                                     2,446

Net income (loss)                                                              (9,967)

Total comprehensive income
                                    ----------     ---------    ---------   ---------    ---------    ---------       ---------

Balance, March 31, 2000             31,637,331     $     316    $ 298,648   $  44,467    $ (98,953)   $ (39,912)      $  (5,014)
                                    ==========     =========    =========   =========    =========    =========       =========



                                       Unearned            Other             Total
    Three Months Ended              Variable Option    Comprehensive     Stockholders'
      March 31, 2000                    Expense        Income (loss)        Equity
------------------------------      ---------------    -------------     -------------
Balance, December 31, 1999                $--            $      --           212,472

Issuance of restricted stock                                                     790

Cash dividends                                                                (2,054)

Treasury stock purchases                                                      (2,960)

Exercise of stock options

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                                           225

Purchase of shares by Employee
  Stock Ownership Plan

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                                             1,046

Net income (loss)                                                             (9,967)

Total comprehensive income
                                          ---            ---------         ---------

Balance, March 31, 2000                   $--            $      --         $ 199,552
                                          ===            =========         =========





                                                    Common Stock         Additional                  Common
    Three Months Ended                        ------------------------     Paid-in     Retained  Stock Held by   Treasury
      March 31, 2000                            Shares         Amount      Capital     Earnings    Subsidiary     Stock
------------------------------                ----------     ---------   ----------   ---------  -------------  ---------

Balance, December 31, 2000                    31,637,331       $ 316     $ 297,996    $   6,291    $ (98,953)   $ (50,050)

Issuance of restricted stock

Cash dividends                                                                           (2,686)

Treasury stock purchases (293,360
  shares net of issuances 469,940 shares)                                                                          (5,438)

Exercise of Stock Options                                                                                           3,292

Shares committed to be released
  under Employee Stock Ownership
  Plan

Purchase of shares by Employee
  Stock Ownership Plan

Variable Option Expense

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                              (622)                       (13)                      125

Net income (loss)                                                                           918

Cumulative effect of change in accounting principle on other comprehensive income

Net change in other comprehensive income

                                              ----------       -----     ---------    ---------    ---------    ---------

Balance, March 31, 2001                       31,637,331       $ 316     $ 297,374    $   4,510    $ (98,953)   $ (52,071)
                                              ==========       =====     =========    =========    =========    =========



                                               Unearned Shares       Unearned            Other             Total
    Three Months Ended                        of Employee Stock   Variable Option    Comprehensive     Stockholders'
      March 31, 2000                            Ownership Plan        Expense        Income (loss)        Equity
------------------------------               -----------------   ---------------    -------------     -------------

Balance, December 31, 2000                       $  (3,800)            $ (31)          $      --         $ 151,769

Issuance of restricted stock

Cash dividends                                                                                              (2,686)

Treasury stock purchases (293,360
  shares net of issuances 469,940 shares)                                                                   (5,438)

Exercise of Stock Options                                                                                    3,292

Shares committed to be released
  under Employee Stock Ownership
  Plan

Purchase of shares by Employee
  Stock Ownership Plan

Variable Option Expense                                                    8                                     8

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                                                           125              (510)

Net income (loss)                                                                                              918

Cumulative effect of change in accounting
  principle on other comprehensive income                                                 (3,951)           (3,951)

Net change in other comprehensive income                                                     (79)              (79)

                                                 ---------             -----           ---------         ---------

Balance, March 31, 2001                          $  (3,800)            $ (23)          $  (4,030)        $ 143,323
                                                 =========             =====           =========         =========


                             See accompanying notes

RESOURCE BANCSHARES MORTGAGE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

                                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------------
                                                                                           2001                  2000
                                                                                       ------------          ------------
OPERATING ACTIVITIES
Net income (loss) from continuing operations                                           $        918           $    (9,202)
Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
  Depreciation and amortization                                                               6,436                 8,782
  Employee Stock Ownership Plan compensation                                                                          205
  Provision for estimated foreclosure losses and repurchased loans                            2,540                 2,001
  Increase in receivables from sale of mortgage backed securities                                                 (90,455)
  Decrease in receivables                                                                    21,248                 5,642
  Acquisition of mortgage loans                                                          (2,710,744)           (1,314,606)
  Proceeds from sales of mortgage loans
    and mortgage-backed securities                                                        2,638,543             1,356,606
  Acquisition of mortgage servicing rights                                                  (62,858)              (33,325)
  Sales of mortgage servicing rights                                                         58,692                31,929
  Net gain on sales of mortgage loans and servicing rights                                  (15,491)               (9,455)
  Increase in accrued interest on loans                                                      (1,115)                  (72)
  Increase in lease receivables                                                              (6,191)               (9,704)
  Decrease (increase) in other assets                                                         5,779                (1,800)
  Decrease in residual certificates                                                                                 6,778
  Increase in accrued expenses and other liabilities                                         11,909                14,386
  Cumulative effect of change in accounting
    principle on other comprehensive income (net of tax) *                                   (3,951)
  Net change in other comprehensive income (net of tax) **                                      (79)
                                                                                       ------------          ------------
Net cash provided by operating activities of continuing operations                          (54,364)              (42,290)
                                                                                       ------------          ------------

INVESTING ACTIVITIES
  Purchases of premises and equipment                                                          (590)               (1,209)
  Disposition of premises and equipment                                                         720                   374
                                                                                       ------------          ------------
Net cash provided by (used in) investing activities of continuing operations                    130                  (835)
                                                                                       ------------          ------------

FINANCING ACTIVITIES
  Proceeds from borrowings                                                                3,986,447             1,718,663
  Repayment of borrowings                                                                (3,920,003)           (1,675,232)
  Issuance of restricted stock                                                                                        790
  Shares issued under Dividend Reinvestment and Stock Purchase Plan
    and Stock Investment Plan                                                                   112                 1,046
  Acquisition of treasury stock                                                              (6,060)               (2,960)
  Cash dividends                                                                             (2,686)               (2,054)
  Exercise of stock options                                                                   3,292
  Variable options expense                                                                        8
                                                                                       ------------          ------------
Net cash provided by financing activities of continuing operations                           61,110                40,253
                                                                                       ------------          ------------

Discontinued Operations                                                                                            (6,456)
                                                                                       ------------          ------------

Net increase (decrease) in cash                                                               6,876                (9,328)
Cash, beginning of period                                                                    15,205                30,478
                                                                                       ------------          ------------
Cash, end of period                                                                    $     22,081          $     21,150
                                                                                       ------------          ------------

* Cumulative effect of change in accounting principle on other comprehensive income is net of $1,948 in income tax.

** Net change in other comprehensive income is net of $38 in income tax.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1 - Basis of Presentation:

         The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 2000, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made.

         Certain prior period amounts have been reclassified to conform to current period presentation and for comparability purposes.

Note 2 - Earnings (Loss) and Dividends Per Share:

         The following is a reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations for the quarter ended March 31, 2001 and 2000, respectively:

         ($ IN THOUSANDS EXCEPT SHARE INFORMATION)                                   FOR THE QUARTER ENDED
                                                                                           MARCH 31,
                                                                            ---------------------------------------
                                                                                 2001                     2000
                                                                            --------------           --------------
         Net Income (loss)                                                  $          918           $       (9,202)
         Weighted average common shares outstanding - Basic                     16,545,113               18,657,683
                                                                            --------------           --------------
         Net Income (loss) per common share from continuing
         operations - Basic                                                 $         0.06           $        (0.49)
                                                                            --------------           --------------
         Net Income (loss) per common share from discontinued
         operations - Basic                                                 $           --          $         (0.04)
         Weighted average common shares outstanding - Diluted                   16,778,471               18,657,683
         Net Income (loss) per common share from continuing
            operations - Diluted                                            $         0.05           $        (0.49)
                                                                            --------------           --------------
         Net Income (loss) per common share from discontinued
         operations - Diluted                                               $           --           $        (0.04)
                                                                            --------------           --------------

         SUPPLEMENTAL DISCLOSURE:
         Cumulative effect of change in accounting principles
           SFAS No. 133, net of tax - Basic                                 $        (0.01)          $           --
         Cumulative effect of change in accounting principles
           SFAS No. 133, net of tax - Diluted                               $        (0.01)          $           --
                                                                            --------------           --------------

         The supplemental disclosure above represents the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on basic and diluted earnings (loss) per share as of January 1, 2001. See Note 3 below for additional information.

         A cash dividend of $0.11 per share was approved by the Board of Directors on February 6, 2001. This dividend was paid on March 15, 2001 to holders of record as of February 15, 2001.

Note 3 - Change in Accounting Principle

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended by SFAS No.'s 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction or
(3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 on January 1, 2001 and recorded certain transition adjustments in the manner prescribed in SFAS No. 133.

         Under SFAS No. 133, rate lock commitments given to borrowers, correspondents or brokers are considered to be derivatives. The Derivative Implementation Group (DIG) of the FASB has not yet made a final determination as to how mortgage companies should value rate locks. Pending ultimate resolution of this issue by the FASB, the Company has tentatively implemented SFAS No. 133 assuming that the value of such derivatives is zero at rate lock date. Commencing January 1, 2001, the Company records on its balance sheet any changes in value from the date of rate lock to the balance sheet date.

         The Company hedges the interest rate risk inherent in rate lock commitments with mandatory delivery commitments to sell loans and, to a lesser extent, with options and futures transactions. Mandatory delivery commitments, options and futures are considered to be derivatives under SFAS No. 133. Accordingly, commencing January 1, 2001, these instruments are marked-to-market at the balance sheet date, with the result being reported as an asset or liability in the balance sheet.

         Certain of the Company's derivatives no longer needed for hedging rate locks are "paired-off" with an opposite position in the same derivative security. Under SFAS No. 133, both positions are derivatives that are marked-to-market and the result carried as assets or liabilities in the balance sheet until settlement date of the respective trades.

         The Company hedges the future cash flows from sale of its inventory of closed loans held-for-sale with mandatory delivery commitments to sell loans. Mandatory delivery commitments are considered to be derivatives under SFAS No. 133 and are to be carried as an asset or liability on the balance sheet. Closed loans are not derivatives and are carried at the lower of cost or market ("LOCOM") on the Company's balance sheet. Under SFAS No. 133, to the extent that the Company establishes statistical correlation between changes in the value of the hedge with changes in the value of the closed loans held-for-sale, it can mark those derivatives to market and record the after tax impact of that in the "Other Comprehensive Income" (OCI) caption in the equity section of the balance sheet. If the LOCOM valuation of closed loans is a net loss, the Company records a charge to earnings. Simultaneously, the Company takes out of OCI a like amount and records it in the income statement as an offset to the LOCOM adjustment.

         The Company hedges the interest rate risk (prepayment risk) inherent in its servicing rights assets with various instruments including interest rate floors, interest rate corridors, interest rate swaps, interest rate swaptions, CPC call options, PO swaps, treasury futures and agency futures contracts. Each of these instruments is considered to be a derivative under SFAS No. 133 and must be marked-to-market, with the value being reported as an asset or a liability in the balance sheet. Under SFAS No.133 and the guidance provided by the DIG, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. The Company may elect not to qualify for hedge accounting treatment. Under SFAS No. 133, the hedges must be marked-to-market through the income statement. In contrast, servicing rights are LOCOM assets under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous writedowns of servicing under SFAS No. 125. The election for hedge treatment must be made at the beginning of the accounting period. The Company did not elect hedge accounting treatment related to servicing rights as of January 1, 2001 or throughout the quarter ended March 31, 2001. Since the Company already carried the value of its servicing hedges on its balance sheet at December 31, 2000, there was no transition adjustment made at January 1, 2001.

         The Company enters into interest rate swaps to pay fixed rate and receive floating rate as a cash flow hedge of its variable rate debt used to finance its fixed rate lease receivables. Interest rate swaps are considered to be derivatives under SFAS No. 133 and are to be carried at market value as assets or liabilities in the balance sheet. Since this is a cash flow hedge under SFAS No. 133, the after tax impact is charged to or credited to OCI.

         Under the transition rules of SFAS No. 133, as of January 1, 2001, the Company recognized the value of derivatives on its balance sheet. It recognized in a separate line in its income statement the cumulative effect of changing to SFAS No. 133. That cumulative effect is the difference between retained earnings at December 31, 2000 and the amount of retained earnings that would have been reported at that date if SFAS No.

133 had been retroactively applied to all prior periods. The table below highlights the impact of this transition adjustment.


($ IN THOUSANDS)                                                   BALANCE SHEET
                                                                   -------------                                     CUMULATIVE
                                      DERIVATIVE         TAX         DERIVATIVE         TAX                           EFFECT OF
                                        ASSETS          ASSET        LIABILITIES     LIABILITY          OCI            CHANGE
                                      ----------        ------       -----------     ---------        -------        ----------
Rate lock commitments                   $1,366          $               $               $509          $                 $ 857
Derivatives hedging rate lock
  Commitments                              308             663           1,779           115                             (923)
Pairoffs of Derivatives                     55              70             187            21                              (83)
Derivatives hedging loans
  Held-for-sale                                          1,703           4,568                         (2,865)
Derivatives swapping variable
  Rate debt to fixed rate debt                             659           1,745                         (1,086)
                                        ------          ------          ------          ----          -------           -----
Total impact                            $1,729          $3,095          $8,279          $645          $(3,951)          $(149)
                                        ======          ======          ======          ====          =======           =====

         In addition to the cumulative effect adjustment above, SFAS No. 133 resulted in an increase in net income net of tax of $640 thousand for the quarter ($0.04 per share). Throughout the quarter, the Company elected not to qualify for hedge accounting treatment for derivatives used to hedge its interest rate exposure on servicing assets. The Company did elect hedge accounting treatment for derivatives hedging the cash flows of loans held-for-sale and the cash flows associated with its variable rate debt used to finance its fixed rate lease receivables. During the quarter ended March 31, 2001, the Company recorded no net gain or loss representing the amount of the hedges' ineffectiveness, and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

Note 4 - Disposal of Commercial Mortgage Segment:

         On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C.

Note 5 - Allocated Revenues and Expenses:

         Through 2000, the Company reported segment data using agency-eligible production, servicing, reinsurance, subprime production and leasing as its segments. During the last half of 2000, the Company completed a company-wide reorganization designed around business processes rather than traditional product groupings to help the Company to become more customer centric. The new segments are sales, customer fulfillment, servicing, portfolio, leasing and administration. The sales segment includes the sales forces of the agency-eligible and subprime units. The customer fulfillment segment includes all the personnel responsible for underwriting, processing and closing or purchasing loans. The portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Servicing subservices the loans on behalf of the portfolio segment and external subservicing customers, assists the portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification. Leasing includes all of the sales and operating functions of the Company's leasing operation. Administration includes general corporate administration, information systems, finance, administrative services, legal, human resources and internal audit.

         Each item of revenue and expense is initially charged or credited to the segment that has the most control over the respective revenues and expenses. The new segment reporting recognizes the existence of internal customer relationships, and the resulting accounting includes transfer pricing based on net value added for billings between segments. Overhead from administration is allocated to the other segments based on headcount and budgeted overhead expenses.

         During 2001, the Company will present both the old and the new segments to facilitate investor transition to the new view of the Company. Prior period comparative information for the new segments is not available.

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarters ended March 31, 2001 and 2000, respectively, based upon traditional product groupings:

                                                       AGENCY-ELIGIBLE
FOR THE QUARTER ENDED MARCH 31, 2001(a)     ------------------------------------                                         OTHER /
($ IN THOUSANDS)                            PRODUCTION   SERVICING   REINSURANCE  SUBPRIME    LEASING   TOTAL SEGMENTS ELIMINATIONS
(UNAUDITED)
                                            ----------   ---------   -----------  --------    --------  -------------- ------------

Net interest income (expense)                $  1,340     $ (1,283)    $  (10)    $  2,395    $  2,680     $  5,122     $   (514)
Net gain (loss) on sale of mortgage loans      13,155           --         --        4,701          --       17,856           --
Loss on sale of mortgage servicing rights          --       (2,365)        --           --          --       (2,365)          --
Servicing fees                                     --        8,119         --           --          96        8,215           --
Other income                                      206          281        900            9         287        1,683           17
                                             --------     --------     ------     --------    --------     --------     --------
   Total revenues                              14,701        4,752        890        7,105       3,063       30,511         (497)
                                             --------     --------     ------     --------    --------     --------     --------
Salary and employee benefits                    6,492          775         --        2,521         768       10,556          269
Occupancy expense                               2,808          290         --          749         125        3,972         (164)
Amortization and provision for impairment                                                                        --
  of mortgage servicing rights                     --        5,215         --           --          --        5,215           --
Provision expense                                 297           --         60        1,097       1,086        2,540           --
General and administrative expenses             2,339        1,804         31        1,006         412        5,592          441
                                             --------     --------     ------     --------    --------     --------     --------
   Total expenses                              11,936        8,084         91        5,373       2,391       27,875          546
                                             --------     --------     ------     --------    --------     --------     --------
Income (loss) before income taxes               2,765       (3,332)       799        1,732         672        2,636       (1,043)
Income tax benefit (expense)                   (1,254)       1,511       (281)        (708)       (266)        (998)         472
                                             --------     --------     ------     --------    --------     --------     --------
Income (loss) from continuing operations
  before transition adjustment                  1,511       (1,821)       518        1,024         406        1,638         (571)

Transition Adjustment - FAS 133                                                                                             (149)

                                             --------     --------     ------     --------    --------     --------     --------
Net Income (loss)                            $  1,511     $ (1,821)    $  518     $  1,024    $    406     $  1,638     $   (720)
                                             ========     ========     ======     ========    ========     ========     ========

For the quarter ended March 31, 2001(a)
($ in thousands)                            Consolidated
(UNAUDITED)
                                            ------------

Net interest income                           $  4,608
Net gain on sale of mortgage loans              17,856
Gain on sale of mortgage servicing rights       (2,365)
Servicing fees                                   8,215
Other income                                     1,700
                                              --------
   Total revenues                               30,014
                                              --------
Salary and employee benefits                    10,825
Occupancy expense                                3,808
Amortization and provision for impairment           --
  of mortgage servicing rights                   5,215
Provision expense                                2,540
General and administrative expenses              6,033
                                              --------
   Total expenses                               28,421
                                              --------
Income (loss) before income taxes                1,593
Income tax benefit (expense)                      (526)
                                              --------
Income (loss) from continuing operations
  before transition adjustment                   1,067

Transition Adjustment - FAS 133                   (149)

                                              --------
Net Income (loss)                             $    918
                                              ========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                                           AGENCY-ELIGIBLE
FOR THE QUARTER ENDED MARCH 31, 2000 (A)                          ----------------------------------            COMMERCIAL
($ IN THOUSANDS)                                                  PRODUCTION  SERVICING  REINSURANCE  SUBPRIME   MORTGAGE  LEASING
                                                                  ----------  ---------  -----------  --------  ---------- --------
(UNAUDITED)

Net interest income (expense)                                      $    238   $ (1,297)    $  (16)    $  3,086    $   --   $  2,127
                                                                   --------   --------     ------     --------    ------   --------
Net gain on sale of mortgage loans                                    6,206         --         --        2,441        --         --
Gain on sale of mortgage servicing rights                                --        808         --           --        --         --
Servicing fees                                                           --      9,365         --           --        --         99
Mark to market on residual interests in subprime securitizations         --         --         --       (7,675)       --         --
Other income                                                            120        128        746          893        --        262
                                                                   --------   --------     ------     --------    ------   --------
   Total revenues                                                     6,564      9,004        730       (1,255)       --      2,488
                                                                   --------   --------     ------     --------    ------   --------
Salary and employee benefits                                          6,888        693         42        5,545        --        760
Occupancy expense                                                     2,690         55         --          629        --        120
Amortization and provision for impairment
  of mortgage servicing rights                                           --      6,277         --           --        --         --
Provision expense                                                       900         --         --          742        --        359
General and administrative expenses                                   2,514        938         89        1,454        --        294
                                                                   --------   --------     ------     --------    ------   --------
   Total expenses                                                    12,992      7,963        131        8,370        --      1,533
                                                                   --------   --------     ------     --------    ------   --------
Income (loss) before income taxes                                    (6,428)     1,041        599       (9,625)       --        955
Income tax benefit (expense)                                          2,383       (386)      (210)       3,521                 (376)
                                                                   --------   --------     ------     --------    ------   --------
Income (loss) from continuing operations                             (4,045)       655        389       (6,104)       --        579
Discontinued operations:
    Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                                                                (765)
                                                                   --------   --------     ------     --------    ------   --------

Net income (loss)                                                  $ (4,045)  $    655     $  389     $ (6,104)   $ (765)  $    579
                                                                   ========   ========     ======     ========    ======   ========


FOR THE QUARTER ENDED MARCH 31, 2000 (A)                                              OTHER /
($ IN THOUSANDS)                                                   TOTAL SEGMENTS  ELIMINATIONS CONSOLIDATED
                                                                   --------------  ------------ ------------
(UNAUDITED)

Net interest income                                                   $  4,138       $    (22)    $  4,116
                                                                      --------       --------     --------
Net gain on sale of mortgage loans                                       8,647             --        8,647
Gain on sale of mortgage servicing rights                                  808             --          808
Servicing fees                                                           9,464           (149)       9,315
Mark to market on residual interests in subprime securitizations        (7,675)            --       (7,675)
Other income (loss)                                                      2,149            (93)       2,056
                                                                      --------       --------     --------
   Total revenues                                                       17,531           (264)      17,267
                                                                      --------       --------     --------
Salary and employee benefits                                            13,928            825       14,753
Occupancy expense                                                        3,494           (174)       3,320
Amortization and provision for impairment
  of mortgage servicing rights                                           6,277             --        6,277
Provision expense                                                        2,001             --        2,001
General and administrative expenses                                      5,289            160        5,449
                                                                      --------       --------     --------
   Total expenses                                                       30,989            811       31,800
                                                                      --------       --------     --------
Income (loss) before income taxes                                      (13,458)        (1,075)     (14,533)
Income tax benefit (expense)                                             4,932            399        5,331
                                                                      --------       --------     --------
Income (loss) from continuing operations                                (8,526)          (676)      (9,202)
Discontinued operations:
    Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                      (765)                       (765)
                                                                      --------       --------     --------

Net income (loss)                                                     $ (9,291)      $   (676)    $ (9,967)
                                                                      ========       ========     ========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarter ended March 31, 2001, based upon business processes:

FOR THE QUARTER ENDED MARCH 31, 2001(A)                        CUSTOMER
($ IN THOUSANDS)                                   SALES      FULFILLMENT   PORTFOLIO    SERVICING    LEASING   ADMINISTRATION
(UNAUDITED)
                                                  --------    -----------   ---------    ---------    --------  --------------

Net interest income (expense)                     $     --     $     --     $  2,033     $     --     $  2,680     $   (105)
Net gain (loss) on sale of mortgage loans            1,912         (273)      20,875          (78)          --           (5)
Gain on sale of mortgage servicing rights               --           --       (2,365)          --           --           --
Servicing fees                                          --           --        7,658          461           96           --
Other income                                           225            6        1,006          176          287           --
                                                  --------     --------     --------     --------     --------     --------
   Total revenues                                    2,137         (267)      29,207          559        3,063         (110)
                                                  --------     --------     --------     --------     --------     --------
Salary and employee benefits                         4,306        4,817        1,402        1,418          768        2,298
Occupancy expense                                      297        1,461          217          557          125        1,478
Amortization and provision for impairment
  of mortgage servicing rights                          --           --        5,215           --           --           --
Provision expense                                       --           --        1,454           --        1,086           --
General and administrative expenses                    690        1,210          604        1,828          412        1,140
                                                  --------     --------     --------     --------     --------     --------
   Total expenses                                    5,293        7,488        8,892        3,803        2,391        4,916
                                                  --------     --------     --------     --------     --------     --------
Income (loss) before income taxes                   (3,156)      (7,755)      20,315       (3,244)         672       (5,026)
Income tax expense
                                                  --------     --------     --------     --------     --------     --------
Income (loss) before transition adjustment,
  allocations and transfer pricing                  (3,156)      (7,755)      20,315       (3,244)         672       (5,026)

Transition adjustment - FAS 133                         --           --           --           --           --           --

                                                  --------     --------     --------     --------     --------     --------
Income (loss) before allocations and
  transfer pricing                                  (3,156)      (7,755)      20,315       (3,244)         672       (5,026)
                                                  --------     --------     --------     --------     --------     --------

Overhead allocations                                 1,165        2,527          623        1,254           --       (5,569)

                                                  --------     --------     --------     --------     --------     --------
Income (loss) before transfer pricing               (4,321)     (10,282)      19,692       (4,498)         672          543

Transfer pricing                                     6,257       10,329      (19,819)       3,233           --           --

                                                  --------     --------     --------     --------     --------     --------
Net income (loss)                                 $  1,936     $     47     $   (127)    $ (1,265)    $    672     $    543
                                                  ========     ========     ========     ========     ========     ========

FOR THE QUARTER ENDED MARCH 31, 2001(A)          (B) OTHER
($ IN THOUSANDS)                                 ELIMINATIONS    CONSOLIDATED
(UNAUDITED)
                                                 ------------   --------------

Net interest income                                $     --        $  4,608
Net gain on sale of mortgage loans                   (4,575)         17,856
Gain on sale of mortgage servicing rights                --          (2,365)
Servicing fees                                           --           8,215
Other income                                             --           1,700
                                                   --------        --------
   Total revenues                                    (4,575)         30,014
                                                   --------        --------
Salary and employee benefits                         (4,184)         10,825
Occupancy expense                                      (327)          3,808
Amortization and provision for impairment
  of mortgage servicing rights                           --           5,215
Provision expense                                        --           2,540
General and administrative expenses                     149           6,033
                                                   --------        --------
   Total expenses                                    (4,362)         28,421
                                                   --------        --------
Income (loss) before income taxes                      (213)          1,593
Income tax expense                                     (526)           (526)
                                                   --------        --------
Income (loss) before transition adjustment,
  allocations and transfer pricing                     (739)          1,067

Transition adjustment - FAS 133                        (149)           (149)

                                                   --------        --------
Income (loss) before allocations and
  transfer pricing                                     (888)            918
                                                   --------        --------

Overhead allocations                                     --              --

                                                   --------        --------
Income (loss) before transfer pricing                  (888)            918

Transfer pricing                                         --              --

                                                   --------        --------
Net income (expense)                               $   (888)       $    918
                                                   ========        ========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(b) Includes consolidation eliminations, SFAS No. 91 and No. 133

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included or incorporated by reference into the Company's 2000 Annual Report on Form 10-K. Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described herein or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000: (i) interest rate risks, (ii) changes in economic conditions,
(iii) competition, (iv) possible changes in regulations and related matters, (v) litigation affecting the mortgage banking business, (vi) delinquency and default risks, (vii) changes in the market for servicing rights, mortgage loans and lease receivables, (viii) environmental matters, (ix) changes in the demand for mortgage loans and leases, (x) changes in the value of residual interests in subprime securitizations, (xi) prepayment risks, (xii) changes in accounting estimates and (xiii) availability and terms of funding sources and other risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

LOAN AND LEASE PRODUCTION

         A summary of production by source for the periods indicated is set forth below:

($ IN THOUSANDS)

                                          FOR THE QUARTER ENDED MARCH 31,
                                          -------------------------------
                                                2001           2000
                                             ----------     ----------

Agency-Eligible Loan Production:
    Correspondent                            $1,973,522     $  914,034
    Wholesale                                   548,226        248,088
                                             ----------     ----------
Total Agency-Eligible Loan Production         2,521,748      1,162,122
    Subprime Loan Production                    188,996        152,484
    Lease Production                             24,984         24,246
                                             ----------     ----------
Total Mortgage Loan and Lease Production     $2,735,728     $1,338,852
                                             ==========     ==========

         The Company purchases agency-eligible mortgage loans through its correspondents and originates loans through its wholesale and subprime divisions. The Company also has a small-ticket commercial equipment lease operation. Correspondent operations accounted for 72% and 68% of the Company's total production for the quarters ended March 31, 2001 and 2000, respectively. Wholesale and subprime production accounted for 20% and 7%, respectively, of the Company's production for the three months ended March 31, 2001 and 19% and 11%, respectively, of the Company's production for the three months ended March 31, 2000. Lease production accounted for 1% and 2% of the Company's total production for the quarter ended March 31, 2000 and 1999, respectively. A summary of key information relevant to industry loan production activity is set forth below:

($ IN THOUSANDS)                                       AT OR FOR THE QUARTER ENDED MARCH 31,
                                                       -------------------------------------
                                                              2001              2000
                                                          ------------      ------------

U. S. 1-4 Family Mortgage Originations Statistics(1):
    U. S. 1-4 Family Mortgage Originations                $351,000,000      $197,000,000
    Adjustable Rate Mortgage Market Share                        13.00%            32.00%
    Estimated Fixed Rate Mortgage Originations            $305,000,000      $134,000,000

Company Information:
    Residential Loan Production                           $  2,710,744      $  1,314,606
    Estimated Company Market Share                                0.77%             0.67%

(1) Source: Mortgage Bankers Association of America, Economics Department.

         The Company's total residential mortgage production increased by 106% to $2.7 billion for the first quarter of 2001 from $1.3 billion for the first quarter of 2000. Interest rates began falling in December of 2000 and remained low during the first quarter of 2001 as compared to the first quarter of 2000, resulting in an increase in overall production levels industry-wide.

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

($ IN THOUSANDS)                                    AT OR FOR THE QUARTER
                                                       ENDED MARCH 31,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------

Correspondent Loan Production                     $1,973,522     $  914,034
Estimated Correspondent Market Share(1)                 0.56%          0.46%
Approved Correspondents                                  935            944
Correspondent Division Expenses                   $    8,749     $   10,567


(1) Source: Mortgage Bankers Association of America, Economics Department.

         The Company's correspondent loan production increased by 116% to $2.0 billion for the first quarter of 2001 from $0.9 billion for the first quarter of 2000. Mortgage interest rates were low during the first quarter of 2001 when compared to the first quarter of 2000, resulting in an increase in overall production levels industry-wide. The correspondent division expenses decreased by 17% to $8.7 million for the first quarter of 2001 from $10.6 million for the first quarter of 2000. This is a result of the Company's continued efforts to reduce operating expenses through automation and re-engineering of work processes.

Wholesale Loan Production

         The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The Company's operating centers handle all shipping and follow-up procedures on loans. Typically, mortgage is responsible for taking applications and accumulating the information precedent to the Company's processing and underwriting of the loans. Although the establishment of regional operating centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each regional operating center can serve a relatively sizable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. During 2000, the Company completed the process started in 1999 of consolidating from an 18 branch environment into regional operating centers to improve operating cost efficiency levels. The Company's nationwide salesforce is now supported by four such regional operating centers at March 31, 2001. A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ IN THOUSANDS)                                       AT OR FOR THE QUARTER
                                                           ENDED MARCH 31,
                                                       ----------------------
                                                         2001          2000
                                                       --------      --------

Wholesale Loan Production                              $548,226      $248,088
Estimated Wholesale Market Share(1)                        0.16%         0.13%
Wholesale Division Direct Operating Expenses           $  3,187      $  2,425
Approved Brokers                                          4,389         4,173
Regional Operation Centers                                    4             5
Number of Employees                                         137           102

(1) Source: Mortgage Bankers Association of America, Economics Department.

         Wholesale loan production increased 121% ($300.1 million) from $248.1 million for the first quarter of 2000 to $548.2 million for the first quarter of 2001. Commencing in December 2000, interest rates began to fall. Mortgage interest rates remained low during the first quarter of 2001 when compared to the first quarter of 2000, resulting in an increase in overall production levels industry-wide.

Subprime Loan Production

         The Company conducts subprime business through its wholly-owned subsidiary, Meritage Mortgage Corporation (Meritage). A summary of key information relevant to the Company's subprime production activities is set forth below:

($ IN THOUSANDS)                                       AT OR FOR THE QUARTER
                                                          ENDED MARCH 31,
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------

Subprime Loan Production                               $188,996     $152,484
Estimated Subprime Market Share(1)                         0.05%        0.08%
Subprime Division Direct Operating Expenses            $  5,373     $  8,370
Number of Brokers                                         3,925        3,529
Number of Employees                                         275          279
Number of Processing Centers                                  3           10

         Subprime loan production increased by 24% to $189.0 million for the first quarter of 2001 as compared to $152.5 million during the first quarter of 2000. Subprime direct operating expenses decreased by 36% to $5.4 million for the first quarter of 2001 as compared to $8.4 million during the first quarter of 2000. The first quarter of 2000 expenses include a workforce reduction charge of $2.1 million. During 2000, the Company's salespeople commenced working out of their homes or executive suites. The Company centralized subprime processing, underwriting and closing functions into three regional operating centers where a critical mass of volume could be achieved for better operating efficiency. As a result, the Company reduced the direct operating expenses of the subprime division by 129 bps comparing the first quarter of 2001 to the first quarter of 2000, excluding the $2.1 million workforce reduction charge.

Commercial Mortgage Production

         On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of its commercial mortgage division, Laureate Capital Corp., to BB&T Corporation of Winston-Salem, N.C.

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

($ IN THOUSANDS)                                  AT OR FOR THE QUARTER
                                                     ENDED MARCH 31,
                                                  ---------------------
                                                    2001         2000
                                                  --------     --------

Lease Production                                  $ 24,984     $ 24,246
Lease Division Direct Operating Expenses          $  2,391     $  1,533
Number of Brokers                                      195          207
Number of Employees                                     67           62

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

         A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

($ IN THOUSANDS)                                           AT OR FOR THE QUARTER
                                                              ENDED MARCH 31,
                                                       -----------------------------
                                                           2001             2000
                                                       ------------     ------------

Underlying Unpaid Principal Balances:
    Beginning Balance*                                 $  8,047,179     $  7,822,394
    Agency-Eligible Loan Production (net of
         servicing-released production)*                  2,442,313        1,100,297
    Net Change in Work-in-Progress*                         144,940           77,109
    Sales of Servicing*                                  (2,176,537)      (1,128,536)
    Paid-In-Full Loans*                                    (426,352)        (106,809)
    Amortization, Curtailments and Other, net*              (51,114)         (51,439)
                                                       ------------     ------------
    Ending Balance*                                       7,980,429        7,713,016
    Subservicing Ending Balance                           1,374,133        1,357,253
                                                       ------------     ------------
Total Underlying Unpaid Principal Balances             $  9,354,562     $  9,070,269
                                                       ============     ============

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio. The ending balance for the first quarter of 2001 and 2000, respectively, includes $241,090 and $174,595, respectively, of subprime loans being temporarily serviced until these loans are sold.

         Of the $8.0 billion and $7.7 billion unpaid principal balance at March 31, 2001 and 2000, $5.4 billion and $6.3 billion, respectively, of the related mortgage servicing right asset is classified as available-for-sale, while $2.6 billion and $1.4 billion, respectively, of the related mortgage servicing right asset is classified as held-for-sale.

         A summary of agency-eligible servicing statistics follows:

($ IN THOUSANDS)                                           AT OR FOR THE QUARTER
                                                             ENDED MARCH 31,
                                                       -----------------------------
                                                           2001             2000
                                                       ------------     ------------

Average Underlying Unpaid Principal Balances
    (including subservicing)                           $  9,165,459     $  9,296,978
Weighted Average Note Rate*                                    7.49%            7.54%
Weighted Average Servicing Fee*                                0.42%            0.44%
Delinquency (30+ days) Including Bankruptcies
    and Foreclosures*                                          2.38%            2.61%
Number of Servicing Division Employees                           77               76

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio.

         The average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the first quarter of 2001 as compared to the first quarter of 2000 decreased $0.1 million, or less than 2%. The Company generally sells servicing rights related to the agency-eligible loans it produces within 90 to 180 days of purchase or origination. While production levels increased during the first quarter of 2001, the average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced decreased due to higher prepayments when compared to the first quarter of 2000.

Lease Servicing

         Republic Leasing services leases that are owned by it and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

                                                              AT OR FOR THE QUARTER ENDED MARCH 31,
                                                              -------------------------------------
($ IN THOUSANDS)                                                        2000         2000
                                                                      --------     --------

Owned Lease Servicing Portfolio                                       $193,882     $161,576
Serviced For Investors Servicing Portfolio                               2,466       10,539
                                                                      --------     --------
Total Managed Lease Servicing Portfolio                               $196,348     $172,115
                                                                      ========     ========
Weighted Average Net Yield For Managed Lease Servicing
    Portfolio                                                           10.84%       10.63%
Delinquencies (30+ Days) Managed Lease Servicing Portfolio               2.62%        2.82%

Consolidated Coverage Ratios

         A summary of the Company's consolidated ratios of servicing fees and net interest income from owned leases to cash operating expenses net of amortization and depreciation follows:

($ IN THOUSANDS)                                            AT OR FOR THE QUARTER
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                              2001         2000
                                                            --------     --------

Total Company Servicing Fees                                $  8,215     $  9,315
Net Interest Income from Owned Leases                          2,680        2,127
                                                            --------     --------
Total Servicing Fees and Interest from Owned Leases         $ 10,895     $ 11,442
                                                            --------     --------
Total Company Operating Expenses                            $ 28,421     $ 31,800
Total Company Amortization and Depreciation                    6,436        8,782
                                                            --------     --------
Total Company Operating Expenses, Net of
   Amortization and Depreciation                            $ 21,985     $ 23,018
                                                            --------     --------
Coverage Ratio                                                   50%          50%
                                                            ========     ========

         The Company's coverage ratios for the first quarter of 2001 and 2000 were 50% and 50%, respectively. The Company has a target level of between 50% and 80%. In the opinion of the Company's management, market prices for servicing rights were attractive throughout that period. Opportunistically and as market conditions permit, management would expect to remain in line with the stated objective of maintaining a coverage ratio of between 50% and 80%.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001, COMPARED TO QUARTER ENDED MARCH 31, 2000

SUMMARY BY OPERATING DIVISION (USING TRADITIONAL PRODUCT GROUPINGS)

         Net income (loss) from continuing operations per common share on a diluted basis for the first quarter of 2001 was $0.05 as compared to ($0.49) for the first quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the quarters ended March 31, 2001 and 2000, respectively:

                                                    AGENCY-ELIGIBLE
                                           --------------------------------
FOR THE QUARTER ENDED MARCH 31, 2001(a)                                                            TOTAL        OTHER /     CONSO-
($ IN THOUSANDS)                          PRODUCTION  SERVICING REINSURANCE SUBPRIME  LEASING    SEGMENTS   ELIMINATIONS  LIDATED
                                          ----------  --------- ----------- --------  -------    --------   ------------  -------
(UNAUDITED)
Net interest income (expense)               $  1,340    $(1,283)   $ (10)   $ 2,395    $ 2,680    $  5,122    $  (514)   $  4,608
Net gain (loss) on sale of mortgage loans     13,155         --       --      4,701         --      17,856         --      17,856
Gain on sale of mortgage servicing rights         --     (2,365)      --         --         --      (2,365)        --      (2,365)
Servicing fees                                    --      8,119       --         --         96       8,215         --       8,215
Other income                                     206        281      900          9        287       1,683         17       1,700
                                            --------    -------    -----    -------    -------    --------    -------    --------
   Total revenues                             14,701      4,752      890      7,105      3,063      30,511       (497)     30,014
                                            --------    -------    -----    -------    -------    --------    -------    --------
Salary and employee benefits                   6,492        775       --      2,521        768      10,556        269      10,825
Occupancy expense                              2,808        290       --        749        125       3,972       (164)      3,808
Amortization and provision for impairment                                                                           --         --
  of mortgage servicing rights                    --      5,215       --         --         --       5,215         --       5,215
Provision expense                                297         --       60      1,097      1,086       2,540         --       2,540
General and administrative expenses            2,339      1,804       31      1,006        412       5,592        441       6,033
                                            --------    -------    -----    -------    -------    --------    -------    --------
   Total expenses                             11,936      8,084       91      5,373      2,391      27,875        546      28,421
                                            --------    -------    -----    -------    -------    --------    -------    --------
Income (loss) before income taxes              2,765     (3,332)     799      1,732        672       2,636     (1,043)      1,593
Income tax benefit (expense)                  (1,254)     1,511     (281)      (708)      (266)       (998)       472        (526)
                                            --------    -------    -----    -------    -------    --------    -------    --------
Income (loss) from continuing operations
  before transition adjustment                 1,511     (1,821)     518      1,024        406       1,638       (571)      1,067

Transition Adjustment - FAS 133                                                                                  (149)       (149)
                                            --------    -------    -----    -------    -------    --------    -------    --------
Net Income (loss)                           $  1,511    $(1,821)   $ 518    $ 1,024    $   406    $  1,638    $  (720)   $    918
                                            ========    =======    =====    =======    =======    ========    =======    ========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                    AGENCY-ELIGIBLE
                                           --------------------------------
FOR THE QUARTER ENDED MARCH 31,                                 RE-             COMMERCIAL           TOTAL      OTHER /     CONSO-
2000(a) ($ IN THOUSANDS)               PRODUCTION  SERVICING INSURANCE SUBPRIME  MORTGAGE  LEASING  SEGMENTS  ELIMINATIONS  LIDATED
                                       ----------  --------- --------- -------- ---------- -------- --------  ------------  -------
(UNAUDITED)

Net interest income (expense)           $   238    $(1,297)   $ (16)   $ 3,086    $  --    $2,127   $  4,138    $   (22)   $  4,116
Net gain on sale of mortgage
  loans                                   6,206         --       --      2,441       --        --      8,647         --       8,647
Gain on sale of mortgage
  servicing rights                           --        808       --         --       --        --        808         --         808
Servicing fees                               --      9,365       --         --       --        99      9,464       (149)      9,315
Mark to market on residual
  interests in subprime
  securitizations                            --         --       --     (7,675)      --        --     (7,675)        --      (7,675)
Other income                                120        128      746        893       --       262      2,149        (93)      2,056
                                        -------    -------    -----    -------    -----    ------   --------    -------    --------
   Total revenues                         6,564      9,004      730     (1,255)      --     2,488     17,531       (264)     17,267
                                        -------    -------    -----    -------    -----    ------   --------    -------    --------
Salary and employee benefits              6,888        693       42      5,545       --       760     13,928        825      14,753
Occupancy expense                         2,690         55       --        629       --       120      3,494       (174)      3,320
Amortization and provision for
  impairment of mortgage
  servicing rights                           --      6,277       --         --       --        --      6,277         --       6,277
Provision expense                           900         --       --        742       --       359      2,001         --       2,001
General and administrative expenses       2,514        938       89      1,454       --       294      5,289        160       5,449
                                        -------    -------    -----    -------    -----    ------   --------    -------    --------
   Total expenses                        12,992      7,963      131      8,370       --     1,533     30,989        811      31,800
                                        -------    -------    -----    -------    -----    ------   --------    -------    --------
Income (loss) before income taxes        (6,428)     1,041      599     (9,625)      --       955    (13,458)    (1,075)    (14,533)
Income tax benefit (expense)              2,383       (386)    (210)     3,521       --      (376)     4,932        399       5,331
                                        -------    -------    -----    -------    -----    ------   --------    -------    --------
Income (loss) from continuing
  operations                             (4,045)       655      389     (6,104)      --       579     (8,526)      (676)     (9,202)
Discontinued operations:
    Loss on sale of operating assets
      of Laureate Capital Corp.
      (less applicable income taxes
      of $261)
   Operating losses of Laureate
     Capital Corp. (plus applicable
     income tax benefit of $465)             --         --       --         --     (765)       --       (765)        --        (765)
                                        -------    -------    -----    -------    -----    ------   --------    -------    --------

Net income (loss)                       $(4,045)   $   655    $ 389    $(6,104)   $(765)   $  579   $ (9,291)   $  (676)   $ (9,967)
                                        =======    =======    =====    =======    =====    ======   ========    =======    ========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.


                                                   FOR THE QUARTER ENDED MARCH 31,
                                                   -------------------------------
($ IN THOUSANDS)                                      2001                2000
                                                   ----------          -----------
Net interest income                                $    1,340          $       238
Net gain on sale of mortgage loans                     13,155                6,206
Other income                                              206                  120
                                                   ----------          -----------
     Total production revenue                          14,701                6,564
                                                   ----------          -----------
Salary and employee benefits                            6,492                6,888
Occupancy expense                                       2,808                2,690
Provision expense                                         297                  900
General and administrative expenses                     2,339                2,514
                                                   ----------          -----------
     Total production expenses                         11,936               12,992
                                                   ----------          -----------
      Net pre-tax production margin                $    2,765          $    (6,428)
                                                   ----------          -----------

Production                                         $2,521,748          $ 1,162,122
Pooled production and whole loan sales             $2,407,233          $ 1,164,906

Total production revenue to pool delivery              61 bps               56 bps
Total production expenses to production                47 bps              112 bps
                                                   ----------          -----------
      Net pre-tax production margin                    14 bps             (56) bps
                                                   ==========          ===========


Summary

     The production revenue to pool delivery ratio increased 5 basis points for the first quarter of 2001 as compared to the first quarter of 2000. Net gain on sale of mortgage loans (55 basis points for the first quarter of 2001 versus 53 basis points for the first quarter of 2000) increased primarily due to an improvement in the competitive environment as a result of reduced mortgage interest rates and the resulting increase in loan production volumes. Net interest income increased from 2 basis points in the first quarter of 2000 to 6 basis points in the first quarter of 2001 primarily as a result of a steepening of the yield curve. The Company's interest income is earned on long-term mortgages. Its borrowings on its mortgage inventory warehouse lines of credit are based upon short-term rates. The production expenses to production ratio decreased 65 basis points from the first quarter of 2000 to the first quarter of 2001. This was primarily due to the further consolidation of regional loan processing centers during the second half of 2000 and the re-engineering of workflows within those processing centers. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin increased 70 basis points from the first quarter of 2000 to the first quarter of 2001.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarter ended March 31, 2001 and 2000, respectively:


($ IN THOUSANDS)
                                                                                                             Variance
   Average Volume         Average Rate                                      Interest                      Attributable to
---------------------------------------                                --------------------              -----------------
  2001        2000       2001      2000                                  2001        2000     Variance    Rate     Volume
---------------------------------------                                ---------------------------------------------------
                                             INTEREST INCOME
                                             ---------------
                                             Mortgages Held-for-Sale
                                               and Mortgage-Backed
$521,375    $267,699    7.47%     8.01%        Securities              $9,734      $ 5,364     $4,379     $(713)   $5,083
---------------------------------------                                ---------------------------------------------------
                                             INTEREST EXPENSE
                                             ----------------
$296,178    $259,132    5.37%     4.90%      Warehouse Line*           $3,978      $ 3,168     $  810     $ 356    $  454
 196,220          --    5.51%       --       Gestation Line             2,704           --      2,704        --     2,704
 112,813     123,309    5.89%     7.01%      Servicing Secured Line     1,660        2,156       (496)     (312)     (184)
   8,264       4,362    4.45%     5.88%      Servicing Receivables
                                               Line                        92           64         28       (29)       57
   7,939       7,685    8.77%     8.61%      Other Borrowings             174          165          9         4         5
                                             Facility Fees & Other
                                               Charges                    598          904       (306)       --      (306)
---------------------------------------                                ---------------------------------------------------
$621,414    $394,488    5.93%     6.57%      Total Interest Expense    $9,206      $ 6,457     $2,749     $  19    $2,730
=======================================                                ===================================================
                                             Net Interest Income
                                               Before Interdivisional
                        1.54%     1.44%        Allocations             $  528      $(1,093)    $1,621     $(732)   $2,353
                        ===============                                ===================================================
                                             Allocation to
                                               Agency-Eligible
                                               Servicing Division       1,283        1,297
                                             Allocation to Other          165          127
                                             Intercompany Net Interest
                                               Expense Included
                                               In Segment                (636)         (93)
                                                                       -------------------
                                             Net Interest Income       $1,340      $   238
                                                                       ===================

* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

         The 10 basis point increase in the interest-rate spread for the agency-eligible segment was primarily a result of a steepening of the yield curve following the short-term rate cuts made by the Federal Reserve at the end of 2000 and during the first quarter of 2001. The Company's mortgages and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:


($ IN THOUSANDS)                                                                   FOR THE QUARTER ENDED
                                                                            -------------------------------------
                                                                                         MARCH 31,
                                                                            -------------------------------------
                                                                               2001                    2000
                                                                            -----------               -----------
Gross proceeds on sales of mortgage loans                                   $ 2,405,172               $ 1,208,385
Initial unadjusted acquisition cost of mortgage loans
  sold, net of hedge results                                                  2,409,089                 1,209,729
                                                                            -----------               -----------
Unadjusted loss on sale of mortgage loans                                        (3,917)                   (1,344)
Loan origination and correspondent program administrative fees                    4,705                     2,280
                                                                            -----------               -----------
Unadjusted aggregate margin                                                         788                       936
Acquisition basis allocated to mortgage servicing rights
  (SFAS No. 125)                                                                 13,908                     5,795
Net deferred costs and administrative fees recognized                            (1,541)                     (525)
                                                                            -----------               -----------

Net gain on sale of agency-eligible mortgage loans                          $    13,155               $     6,206
                                                                            ===========               ===========


         Net gain on sale of agency-eligible mortgage loans increased $6.9 million from $6.2 million for the first quarter of 2000 to $13.2 million for the first quarter of 2001. The increase is primarily due to an increase in production and sales volumes and an improvement in margin on sale. Production and sales volumes improved as a result of a lower interest rates during the first quarter of 2001 compared with the first quarter of 2000. The margin increased as a result of an improvement in the competitive environment.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

         The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the first quarter of 2001 and 2000, the Company recognized premium and investment income of approximately $890 thousand and $750 million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:


($ IN THOUSANDS)                                                                     FOR THE QUARTER ENDED
                                                                                         MARCH 31,
                                                                              -------------------------------
                                                                                2001                  2000
                                                                              --------              ---------
Net interest income                                                           $  2,395              $   3,086
Net gain on sale of mortgage loans                                               4,701                  2,441
Mark to market on residual interests in subprime securitizations                    --                 (7,675)
Other income                                                                         9                    893
                                                                              --------              ---------
     Total production revenue                                                    7,105                 (1,255)
                                                                              --------              ---------
Salary and employee benefits                                                     2,521                  5,545
Occupancy expense                                                                  749                    629
Provision expense                                                                1,097                    742
General and administrative expenses                                              1,006                  1,454
                                                                              --------              ---------
     Total production expenses                                                   5,373                  8,370
                                                                              --------              ---------
     Net pre-tax production margin                                            $  1,732              $  (9,625)
                                                                              --------              ---------

Production                                                                    $188,996              $ 152,484
Whole loan sales and securitizations                                          $211,632              $ 135,455

Total production revenue to whole loan sales and securitizations               336 bps               (93) bps
Total production expenses to production                                        284 bps                549 bps
                                                                              --------              ---------
      Net pre-tax production margin                                             52 bps              (642) bps
                                                                              ========              =========


Summary

         During the first quarter of 2001 the subprime unit generated a 52 bps net pre-tax production margin, a 694 bps improvement over the same period of 2000 (558 bps net of a one-time $2.1 million charge related to the Company's reorganization and reengineering in 2000). The $8.4 million increase in production revenues is attributable to the absence of the $7.7 million mark-to-market of the residual interest in subprime securitizations, which were sold for cash during the third quarter of 2000, and the $2.3 million increase in gain on sale of mortgage loans due to the 56% increase in whole loan sales.

         Due to the reorganization and reengineering efforts completed in 2000, total production expenses to production improved by 265 bps (129 bps or $0.9 million net of the $2.1 million reorganization charge). The improvement is attributable to the $0.9 million decrease in salary and wages net of the reorganization charge and the $0.4 million decrease in general and administrative expenses. These savings were slightly offset by the $0.1 million increase in occupancy expense and the $0.4 million increase in provision expense.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the three months ended March 31, 2001 and 2000, respectively.


($ IN THOUSANDS)
                                                                                                             Variance
   Average Volume         Average Rate                                      Interest                      Attributable to
---------------------------------------                                --------------------              -----------------
  2001        2000       2001      2000                                  2001        2000     Variance    Rate     Volume
---------------------------------------                                ---------------------------------------------------

$152,902    $139,737    10.99%    10.48%     Mortgages Held-for-Sale   $4,202     $3,663      $   539    $195      $   344
      --      52,901       --     14.60%     Residual Certificates         --      1,931       (1,931)     --       (1,931)
---------------------------------------                                ---------------------------------------------------
$152,902    $192,638       --        --      Total Interest Income     $4,202     $5,594      $(1,392)   $195      $(1,587)
---------------------------------------
$152,296    $135,963     7.12%     7.25%     Total Interest Expense    $2,712     $2,456      $   256    $(39)     $   295
---------------------------------------                                ---------------------------------------------------
                         3.90%     4.37%     Net Interest Income       $1,490     $3,138      $(1,648)   $234      $(1,882)
                        ===============                                                       ============================
                                             Intercompany Net
                                               Interest Included
                                               In Segment                 905        (52)
                                                                       ------------------

                                             Net Interest Income       $2,395     $3,086
                                                                       ==================

         Net interest income from subprime products decreased $0.7 million for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 as a result of the following: (1) during the fourth quarter of 2000, the Company sold its residual certificates resulting in a reduction in interest income of $1.9 million, (2) intercompany net interest increased $1.0 million, and (3) net interest on mortgages held-for-sale decreased $0.3 million due primarily to a drop in the average volume of loans held-for-sale during the quarter ended March 31, 2001.

Net Gain on Sale and Securitization of Subprime Mortgage Loans

         The Company sold subprime mortgage loans for cash on a whole loan basis during the first quarter of 2001 and 2000. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:


($ IN THOUSANDS)                                                                        FOR THE QUARTER ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                     2001                    2000
                                                                                   ---------               ---------
Gross proceeds on whole loan sales of subprime mortgage loans                      $ 220,169               $ 139,435
Initial acquisition cost of subprime mortgage loans sold, net of fees                211,632                 135,455
                                                                                   ---------               ---------
Unadjusted gain on whole loan sales of subprime mortgage loans                         8,537                   3,980
Net deferred costs and administrative fees recognized                                 (3,836)                 (1,539)
                                                                                   ---------               ---------
Net gain on whole loan sales of subprime mortgage loans                            $   4,701               $   2,441
                                                                                   =========               =========


         The net gain on whole loan sales of subprime mortgage loans increased $2.3 million from $2.4 million for the first quarter of 2000 to $4.7 million for the first quarter of 2001. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91) the Company reduced its net gain on whole loan sales of subprime mortgage loans by $3.8 million in the first quarter of 2001 as compared to $1.5 million in the first quarter of 2000.

         There were no securitization transactions during the first quarter of 2001 or 2000.


Mark-to-Market on Residual Interests in Subprime Securitizations

         The Company historically has retained residual certificates in connection with the securitization of subprime loans. For both fiscal 2000 and the first quarter of 2001, the Company executed no securitization transactions of subprime loans. For the quarter ended March 31, 2000, the mark-to-market loss on residuals was approximately $7.7 million. Over the remaining quarters of 2000, the Company further marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the residual interests remaining on its balance sheet at September 30, 2000. The Company closed on that sale during the fourth quarter of 2000 and currently has not residuals on the balance sheet.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:


($ IN THOUSANDS)                                                              FOR THE QUARTER ENDED
                                                                       -----------------------------------
                                                                                   MARCH 31,
                                                                       -----------------------------------
                                                                           2001                    2000
                                                                       -----------             -----------
Net interest expense                                                   $    (1,283)            $    (1,297)
Loan servicing fees                                                          8,119                   9,365
Other income                                                                   281                     128
                                                                       -----------             -----------
     Servicing revenues                                                      7,117                   8,196
                                                                       -----------             -----------
Salary and employee benefits                                                   775                     693
Occupancy expense                                                              290                      55
Amortization and provision for impairment of mortgage
    servicing rights                                                         5,215                   6,277
General and administrative expenses                                          1,804                     938
                                                                       -----------             -----------
      Total loan servicing expenses                                          8,084                   7,963
                                                                       -----------             -----------
      Net pre-tax servicing margin                                            (967)                    233
Gain (Loss) on sale of mortgage servicing rights                            (2,365)                    808
                                                                       -----------             -----------
      Net pre-tax servicing contribution                               $    (3,332)            $     1,041
                                                                       ===========             ===========

Average servicing portfolio                                            $ 8,088,582             $ 8,041,986
Servicing sold                                                         $ 2,176,537             $ 1,128,536

Net pre-tax servicing margin to average servicing portfolio                (5) bps                   1 bps
Gain (Loss) on sale of servicing to servicing sold                        (11) bps                   7 bps


Summary

         The $3.2 million decline in gain on sale of mortgage servicing rights as compared to the first quarter of 2000 is due to the rapid decline in interest rates during the first quarter of 2001 which triggered the Company's fourth quarter servicing production to prepay at an unprecedented speed even before it could be transferred to the takeout buyers. The $0.9 million increase in general and administrative expenses results from lost interest from curtailments on prepaid loans. Loan servicing fees declined to $8.1 million for the first quarter of 2001, compared to $9.4 million for the first quarter of 2000, a decrease of 13%, primarily due to a drop in weighted average servicing fees.

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

Net Interest Expense

         The net interest expense for the first quarter of 2001 and the first quarter of 2000 is composed of benefits from escrow accounts of $1.9 million and $1.8 million, respectively, that is offset by $3.2 million and $3.1 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:


($ IN THOUSANDS)                                                                      FOR THE QUARTER ENDED
                                                                              -------------------------------------
                                                                                            MARCH 31,
                                                                              -------------------------------------
                                                                                 2001                          2000
                                                                              -----------               -----------
Underlying unpaid principal balances of agency-eligible
   mortgage loans on which servicing rights were
   sold during the period                                                     $ 2,176,537               $ 1,128,536
                                                                              ===========               ===========

Gross proceeds from sales of mortgage servicing rights                        $    58,692               $    31,929
Initial acquisition basis, net of amortization and hedge results                   49,654                    25,528
                                                                              -----------               -----------
Unadjusted gain on sale of mortgage servicing rights                                9,038                     6,401
Acquisition basis allocated from mortgage loans, net of
   amortization (SFAS No. 125)                                                    (11,403)                   (5,593)
                                                                              -----------               -----------
Gain (loss) on sale of mortgage servicing rights                              $    (2,365)              $       808
                                                                              ===========               ===========


         (Loss) gain on sale of mortgage servicing rights decreased $3.2 million from $0.8 million for the first quarter of 2000 to $(2.4) million for the first quarter of 2001. The decrease in the gain on sale of mortgage servicing rights is primarily attributable the rapid decline in interest rates as described previously in the agency-eligible mortgage servicing operations summary.

COMMERCIAL MORTGAGE OPERATIONS

         On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate Capital Corp. to BB&T Corporation of Winston-Salem, N.C.

LEASING OPERATIONS

         Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:


($ IN THOUSANDS)                                                        FOR THE QUARTER ENDED
                                                                   ------------------------------
                                                                             MARCH 31,
                                                                   ------------------------------
                                                                     2001                  2000
                                                                   --------              --------
Net interest income                                                $  2,680              $  2,127
Other income                                                            287                   262
                                                                   --------              --------
       Leasing production revenue                                     2,967                 2,389
                                                                   --------              --------
Salary and employee benefits                                            768                   760
Occupancy expense                                                       125                   120
Provision expense                                                     1,086                   359
General and administrative expenses                                     412                   294
                                                                   --------              --------
      Total lease operating expenses                                  2,391                 1,533
                                                                                            2,391
      Net pre-tax leasing production margin                             576                   856
Servicing fees                                                           96                    99
                                                                   --------              --------
      Net pre-tax leasing margin                                   $    672              $    955
                                                                   --------              --------

Average owned leasing portfolio                                    $191,712              $156,209
Average serviced leasing portfolio                                    3,091                12,373
                                                                   --------              --------
Average managed leasing portfolio                                  $194,803              $168,582
                                                                   ========              ========

Leasing production revenue to average owned portfolio               619 bps               612 bps
Leasing operating expenses to average owned portfolio               499 bps               393 bps
                                                                   --------              --------
Net pre-tax leasing production margin                               120 bps               219 bps
                                                                   ========              ========

Servicing fees to average serviced leasing portfolio               1,242 bps              320 bps
                                                                   ========              ========


         The 24% increase in leasing production revenue for the first quarter of 2001 as compared to the first quarter of 2000 is primarily due to the 23% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing production margin decreased 283 bps in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of the increased provision expenses associated with higher delinquencies as the small business sectors are beginning to exhibit signs of stress. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. The Company has made an effort to increase the owned portfolio.

Net Interest Income

         Net interest income for the first quarter of 2001 was $2.7 million as compared to $2.1 million for the first quarter of 2000. This is equivalent to an annualized net interest margin of 3.80% and 4.44% for the first quarter of 2001 and 2000, respectively, based upon average lease receivables owned of $191.7 million and $156.2 million, respectively, and average debt outstanding of $164.1 and $132.3 million, respectively.

UNUSUAL ITEMS

         During the first quarter of 2001, the agency-eligible production segment benefited from $700 thousand of over accrued employee benefit expense. This one-time benefit was due to the Company's self-insured health plan experiencing lower than expected claims following the reduction in workforce completed in 2000.

         During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company adapted to a smaller overall residential mortgage market and intensely competitive pricing conditions. In the first quarter of 2000, the Company reconsidered its current positioning in the market and its corporate, management and leadership structures. As a result, the Company began reorganizing around primary business processes (production/sales, customer fulfillment, servicing and portfolio management) and thus made certain changes in organization at its agency-eligible and subprime units. In connection with the planned reorganization, the Company made certain changes in its senior management team and closed certain regional processing offices. The expense related to these changes was incurred during 2000. The impact of the expense in the first quarter of 2000 related to the workforce reduction and the planned reorganization is summarized below by financial statement component and operating division.


($ in thousands)                                Agency-Eligible                            Commercial
                                                  Production            Subprime            Mortgage            Consolidated
                                                ---------------         --------           ----------           ------------
Salary and employee benefits                        $ 136               $ 2,075               $ 191               $ 2,402
Occupancy expense                                     171                    --                  --                   171
                                                    -----               -------               -----               -------
Net pre-tax impact                                    307                 2,075                 191                 2,573
Estimated allocable income tax benefit               (113)                 (763)                (70)                 (946)
                                                    -----               -------               -----               -------
Net after-tax impact                                $ 194               $ 1,312               $ 121               $ 1,627
                                                    =====               =======               =====               =======

SUPPLEMENTAL RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001

SUMMARY BY OPERATING DIVISION (USING SEGMENTS DEFINED BY BUSINESS PROCESSES)

         Net income (loss) from continuing operations per common share on a diluted basis for the first quarter of 2001 was $0.05 as compared to ($0.49) for the first quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the quarters ended March 31, 2001 using the Company's new net value added segment reporting:

                                                                                          CUSTOMER
FOR THE QUARTER ENDED MARCH 31, 2001 (a) ($ IN THOUSANDS)                        SALES   FULFILLMENT  PORTFOLIO   SERVICING  LEASING
(UNAUDITED)
                                                                                -------  -----------  ---------   ---------  -------
Net interest income                                                             $    --   $     --     $  2,033    $    --    $2,680
Net gain on sale of mortgage loans                                                1,912       (273)      20,875        (78)       --
Gain on sale of mortgage servicing rights                                            --         --       (2,365)        --        --
Servicing fees                                                                       --         --        7,658        461        96
Other income                                                                        225          6        1,006        176       287
                                                                                -------   --------     --------    -------    ------
   Total revenues                                                                 2,137       (267)      29,207        559     3,063
                                                                                -------   --------     --------    -------    ------
Salary and employee benefits                                                      4,306      4,817        1,402      1,418       768
Occupancy expense                                                                   297      1,461          217        557       125
Amortization and provision for impairment
  of mortgage servicing rights                                                       --         --        5,215         --        --
Provision expense                                                                    --         --        1,454         --     1,086
General and administrative expenses                                                 690      1,210          604      1,828       412
                                                                                -------   --------     --------    -------    ------
   Total expenses                                                                 5,293      7,488        8,892      3,803     2,391
                                                                                -------   --------     --------    -------    ------
Income (loss) before income taxes                                                (3,156)    (7,755)      20,315     (3,244)      672
Income tax expense
                                                                                -------   --------     --------    -------    ------
Income (loss) before transition adjustment, allocations and transfer pricing     (3,156)    (7,755)      20,315     (3,244)      672

Transition adjustment - FAS 133                                                      --         --           --         --        --

                                                                                -------   --------     --------    -------    ------
Income (loss) before allocations and transfer pricing                            (3,156)    (7,755)      20,315     (3,244)      672
                                                                                -------   --------     --------    -------    ------

Overhead allocations                                                              1,165      2,527          623      1,254        --

                                                                                -------   --------     --------    -------    ------
Income (loss) before transfer pricing                                            (4,321)   (10,282)      19,692     (4,498)      672

Transfer pricing                                                                  6,257     10,329      (19,819)     3,233        --

                                                                                -------   --------     --------    -------    ------
Net income (expense)                                                            $ 1,936   $     47     $   (127)   $(1,265)   $  672
                                                                                =======   ========     ========    =======    ======


                                                                                                  (b) OTHER/
FOR THE QUARTER ENDED MARCH 31, 2001 (A) ($ IN THOUSANDS)                      ADMINISTRATION    ELIMINATIONS     CONSOLIDATED
(UNAUDITED)
                                                                               --------------    ------------     ------------
Net interest income                                                               $  (105)          $    --         $  4,608
Net gain on sale of mortgage loans                                                     (5)           (4,575)          17,856
Gain on sale of mortgage servicing rights                                              --                --           (2,365)
Servicing fees                                                                         --                --            8,215
Other income                                                                           --                --            1,700
                                                                                  -------           -------         --------
   Total revenues                                                                    (110)           (4,575)          30,014
                                                                                  -------           -------         --------
Salary and employee benefits                                                        2,298            (4,184)          10,825
Occupancy expense                                                                   1,478              (327)           3,808
Amortization and provision for impairment
  of mortgage servicing rights                                                         --                --            5,215
Provision expense                                                                      --                --            2,540
General and administrative expenses                                                 1,140               149            6,033
                                                                                  -------           -------         --------
   Total expenses                                                                   4,916            (4,362)          28,421
                                                                                  -------           -------         --------
Income (loss) before income taxes                                                  (5,026)             (213)           1,593
Income tax expense                                                                                     (526)            (526)
                                                                                  -------           -------         --------
Income (loss) before transition adjustment, allocations and transfer pricing       (5,026)             (739)           1,067

Transition adjustment - FAS 133                                                        --              (149)            (149)

                                                                                  -------           -------         --------
Income (loss) before allocations and transfer pricing                              (5,026)             (888)             918
                                                                                  -------           -------         --------

Overhead allocations                                                               (5,569)               --               --

                                                                                  -------           -------         --------
Income (loss) before transfer pricing                                                 543              (888)             918

Transfer pricing                                                                       --                --               --

                                                                                  -------           -------         --------
Net income (expense)                                                              $   543           $  (888)        $    918
                                                                                  =======           =======         ========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(b) Includes consolidation eliminations, SFAS No. 91 and No. 133

REVENUE AND EXPENSE BY SEGMENT

         The following table presents the percentage of revenues and expenses contributed on a direct and NVA (transfer pricing basis) by each of the Company's operating segments.

         For the quarter ended March 31, 2001               DIRECT                              NVA
         ($ in thousands)
         (unaudited)
         REVENUES
            Sales                                $  2,137               7%           $  8,394             28%
            Customer Fulfillment                     (267)             -1%             10,062             33%
            Portfolio                              29,207              97%              9,388             31%
            Servicing                                 559               2%              3,792             13%
            Leasing                                 3,063              10%              3,063             10%
            Administration                           (110)              0%               (110)             0%
            Other/Eliminations                     (4,575)            -15%             (4,575)           -15%
                                                 --------            ----            --------            ---
            Total revenues                         30,014             100%             30,014            100%

         EXPENSES
            Sales                                   5,293              19%              6,458             23%
            Customer Fulfillment                    7,488              26%             10,015             35%
            Portfolio                               8,892              32%              9,515             33%
            Servicing                               3,803              13%              5,057             18%
            Leasing                                 2,391               8%              2,391              8%
            Administration                          4,916              17%               (653)            -2%
            Other/Eliminations                     (4,362)            -15%             (4,362)           -15%
                                                 --------            ----            --------            ---
            Total expenses                         28,421             100%             28,421            100%

         PRE-TAX INCOME (LOSS)
            Sales                                  (3,156)           -198%              1,936            121%
            Customer Fulfillment                   (7,755)           -486%                 47              3%
            Portfolio                              20,315            1275%               (127)            -8%
            Servicing                              (3,244)           -204%             (1,265)           -79%
            Leasing                                   672              42%                672             42%
            Administration                         (5,026)           -316%                543             34%
            Other/Eliminations                       (213)            -13%               (213)           -13%
                                                 --------            ----            --------            ---
            Total pre-tax income (loss)          $  1,593             100%           $  1,593            100%
                                                 ========            ====            ========            ===

SALES

         The sales segment includes the sales forces of both the agency-eligible and subprime units. Under the Company's net value added (NVA) accounting, Sales is responsible for establishing and maintaining relationships with correspondents and brokers. The Customer Fulfillment segment processes loans on behalf of Sales, and Portfolio funds the closing or acquisition of the loans. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The transfer pricing between Sales and Portfolio is based on Portfolio's budgeted margin on sale of loans and budgeted expenses per loan times the actual number of loans produced. The following is a summary of Sale's revenues and expenses and key operating statistics for the quarter ended March 31, 2001:

         SALES
         ($ in thousands
         except per unit)
         (unaudited)
         Direct revenues                                             $    2,137
         Transfer pricing
                                                                          6,257
                                                                     ----------
            Total revenues                                                8,394
         Direct expenses                                                  5,293
         Overhead expense allocation                                      1,165
                                                                     ----------
            Total expenses                                                6,458
                                                                     ----------
         Income                                                      $    1,936
                                                                     ==========

         Production                                                  $2,710,744
         Units                                                           20,009

         Revenue per unit                                            $      420
         Expenses per unit                                                  323
                                                                     ----------
         Net pre-tax sales margin                                    $       97
                                                                     ==========

         Revenue per unit                                                    31 bps
         Expense per unit                                                    24 bps
                                                                     ----------
         Net pre-tax sales margin                                             7 bps
                                                                     ==========

         FTEs                                                               137
         Units per FTE                                                      146

Summary

         As presented previously in the revenue and expense by segment table, the Sales segment contributed 7% of direct revenues and 28% of NVA revenues. Sales contributed 19% and 23% of direct expenses and NVA expenses, respectively. The direct revenue of Sales is comprised of net fees less sales incentives. The Sales segment is responsible for the pricing of fees and sales incentives, which are included in gain on sale of mortgage loans as presented in the Company's consolidated statement of income. As of March 31, 2001 there were 47 and 90 employees related to agency-eligible and subprime sales, respectively.

CUSTOMER FULFILLMENT

         The Customer Fulfillment segment processes, underwrites, closes and performs certain post-closing functions on behalf of Sales. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The following is a summary of Customer Fulfillment's revenues and expenses and key operating statistics for the quarter ended March 31, 2001:

         CUSTOMER FULFILLMENT
         ($ in thousands
         except per unit)
         (unaudited)
         Direct revenues                                             $       (267)
         Transfer pricing                                                  10,329
                                                                     ------------
            Total revenues                                                 10,062
         Direct expenses                                                    7,488
         Overhead expense allocation                                        2,527
                                                                     ------------
            Total expenses                                                 10,015
                                                                     ------------
         Income (loss)                                               $         47
                                                                     ============

         Production                                                  $  2,710,744
         Units                                                             20,009

         Revenue per unit                                            $        503
         Expenses per unit                                                    501
                                                                     ------------
         Net pre-tax customer fulfillment margin                     $          2
                                                                     ============

         Revenue per unit                                                      37 bps
         Expense per unit                                                      37 bps
                                                                     ------------
         Net pre-tax customer fulfillment margin                                0 bps
                                                                     ============

         FTEs
                                                                              374
         Units per FTE
                                                                               54

Summary

         As presented in the revenue and expense by segment table, the Customer Fulfillment segment contributed (-1%) of direct revenues and 34% of NVA revenues. Customer Fulfillment contributed 26% and 35% of direct expenses and NVA expenses, respectively. The Customer Fulfillment segment does not have any actual direct revenues. It is debited with certain acquisition expenses which are classified in gain on sale of mortgage loans in the revenue section of the consolidated statement of income. As of March 31, 2001 there were 272 and 102 Customer fulfillment employees related to agency-eligible and subprime, respectively.

PORTFOLIO

         Under the Company's NVA accounting, the Portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Portfolio funds loans on behalf of Sales and sells or securitizes loans for delivery into the secondary market in the form of whole loans, mortgage-backed securities (MBS) and servicing rights. In addition to owning loans, MBSs and servicing rights held-for-sale, Portfolio owns servicing rights held-for-investment. The Servicing segment subservices on behalf of the Portfolio segment. The following is a summary of Portfolio's revenues and expenses and key operating statistics for the quarter ended March 31, 2001:

                                                                     SECONDARY             SERVICING             TOTAL
                  PORTFOLIO                                          MARKETING              ASSETS             PORTFOLIO
                  ($ in thousands except per unit)                  -----------           -----------          ---------
                  (unaudited)

                  Direct revenues                                   $    25,092           $     4,115           $ 29,207
                  Transfer pricing                                      (17,861)               (1,958)           (19,819)
                                                                    -----------           -----------           --------
                     Total revenues                                       7,231                 2,157              9,388
                  Direct expenses                                         3,523                 5,369              8,892
                  Overhead expense allocation                               623                                      623
                                                                    -----------           -----------           --------
                     Total expenses                                       4,146                 5,369              9,515
                                                                    -----------           -----------           --------
                  Income (loss)                                     $     3,086           $    (3,212)          $   (127)
                                                                    ===========           ===========           ========

                  Production and average owned servicing            $ 2,710,744           $ 8,088,582
                    portfolio
                  Production and average owned servicing
                    portfolio units                                      20,009                75,488

                  Revenue per unit                                  $       361           $        29
                  Expenses per unit                                         207                    71
                                                                    -----------           -----------
                  Net pre-tax portfolio margin                      $       154           $       (43)
                                                                    ===========           ===========

                  Revenue per unit                                           27 bps                11 bps
                  Expense per unit                                           15 bps                27 bps
                                                                    -----------           -----------
                  Net pre-tax portfolio margin                               12 bps               (16) bps
                                                                    ===========           ===========

                  FTEs                                                       81                   N/a
                  Units per FTE                                             247                   N/a

Summary

         As presented in the revenue and expense by segment table, the Portfolio segment contributed 97% of direct revenues and 31% of NVA revenues.

         The secondary marketing unit contributed 24% of total NVA revenues and 15% of total NVA expenses. The secondary marketing unit is responsible for managing the pipeline and inventory of loans, the liquidity of the Company and selling/securitizing loans for delivery into the secondary markets. Secondary marketing's major direct revenues are net interest income and gain on sale of mortgage loans. Transfer pricing for secondary marketing is calculated using the actual number of loans it "purchases" from Sales times the budgeted margin and budgeted expenses per loan. Secondary marketing's direct expenses include provision expense. The segment's first quarter pre-tax income of $3.1 million is primarily attributable to the actual margin exceeding the budgeted margin due to an improved competitive environment during the first quarter of 2001. As of March 31, 2001 there were 81 Portfolio employees.

         The servicing assets unit contributed 7% of total NVA revenues and 18% of total NVA expenses. The servicing assets unit is responsible for the management the Company's owned servicing portfolio. Its direct revenues are from the gain (loss) on sale of mortgage servicing rights and servicing fees collected. Direct expenses are mainly amortization and impairment expense ($5.2 million of the $5.4 million). The first quarter loss of $3.2 million is mainly attributable to the $2.4 million loss on the sale of mortgage servicing rights relating to high pre-payments on servicing held-for-sale that was sold during the quarter.

SERVICING

         The Servicing segment subservices loans on behalf of the Portfolio segment and external subservicing customers. The Servicing segment also assists the Portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification (these functions are referred to as "Portfolio Support"). Servicing charges Portfolio fees for services rendered based upon the number of loans set-up, serviced and transferred during the month. Fees for trailing documentation follow-up services are charged on a per loan basis and are recognized by Servicing using the "Rule of 78th" method over a 12 month period of time, approximating the timing of the services performed. The following is a summary of Servicing's revenues and expenses and key operating statistics for the quarter ended March 31, 2001:

                  SERVICING
                  ($ in thousands except per unit)
                  (unaudited)
                  Direct revenues                       $       559
                  Transfer pricing                            3,233
                                                        -----------
                     Total revenues                           3,792
                  Direct expenses                             3,803
                  Overhead expense allocation                 1,254
                                                        -----------
                     Total expenses                           5,057
                                                        -----------
                  (Loss)                                $    (1,265)
                                                        ===========

                  Production                            $ 2,710,744
                  Units                                      20,009

                  Revenue per unit                      $       190
                  Expenses per unit                             253
                                                        -----------
                  Net pre-tax servicing margin          $       (63)
                                                        ===========

                  Bps of revenue per unit                        14 bps
                  Bps of expense per unit                        19 bps
                                                        -----------
                  Net pre-tax servicing margin                   (5) bps
                                                        ===========

                  FTEs                                          156
                  Units per FTE                                 128

Summary

         As presented in the revenue and expense by segment table, the Servicing segment contributed 2% of direct revenues and 13% of NVA revenues. Servicing contributed 13% and 18% of direct expenses and NVA expenses, respectively. The Servicing segment's direct revenues are comprised of miscellaneous servicing fees, third party subservicing fees and other ancillary income related to servicing. One of the larger items included in Servicing's direct expenses is lost interest from curtailments relating to loans that prepay in full. This expense aggregated $978 thousand for the quarter ended March 31, 2001, relating to the high volume of loans prepaying in the lower interest rate environment. Servicing had 156 employees as of March 31, 2001.

LEASING OPERATIONS

         See page 33 in the results of operations for the discussion of Leasing's operating statistics. Leasing is not included in the new NVA accounting methodology, and only direct revenue and expenses are presented.

ADMINISTRATION

         Administration includes all corporate functions and support areas including administrative services, information systems, finance, human resources, legal and internal audit services. Administration's expenses are allocated to Sales, Customer Fulfillment, Portfolio and Servicing based upon budgeted administration expenses divided by budgeted headcount times the actual headcount of those four segments.

                                    ADMINISTRATION
                  (unaudited)
                  Direct revenues                       $      (110)
                                                        -----------
                     Total revenues                            (110)
                  Direct expenses                             4,916
                  Overhead expense allocation                (5,569)
                                                        -----------
                     Total expenses                            (653)
                                                        -----------
                  Income                                $       543
                                                        ===========

                  Production                            $ 2,710,744
                  Units                                      20,009

                  Direct expenses per unit              $       246

                  Direct expense per unit                    18 bps

Summary

         As described above, the Administration segment is credited or debited with revenues and expenses directly related to corporate and support area functions. These costs are then allocated to the business segments based on headcount. The per headcount rates that are charged to the business segments are set each quarter based on forecasted expenses and headcount. Positive pre-tax income for the administration segment may demonstrate: a) Administration's ability to manage costs below budgeted levels and/or b) the actual headcount of the business segments exceeding the budgeted headcount, resulting in an over-absorption of costs by the business segments. During the quarter ended March 31, 2001, the administrative departments benefited from higher business segment headcounts, due to the higher loan production volumes, which resulted in an over-absorption of costs.

         To control their own costs, the business segments can attempt to negotiate lower per headcount rates or to control their respective employee headcount, which reduces their respective allocations. Both methods of cost control create pressure upon the administrative segment to further control its costs. Allocation of overhead expenses based on headcount serves to promote the automation of work processes throughout the organization.

OTHER/ELIMINATION

         Other/Elimination includes the impact SFAS No. 91 and No. 133, intercompany eliminations, amortization of goodwill, taxes and the transition adjustment due to the implementation of SFAS No.133.

FINANCIAL CONDITION

         During the first quarter of 2001, the Company experienced a 58% increase in the volume of production originated and acquired compared to the fourth quarter of 2000. Production increased to $2.7 billion during the first quarter of 2001 from $1.7 billion in the fourth quarter of 2000. The March 31, 2001, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.3 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.7 billion. This compares to a locked mortgage application pipeline of $0.6 billion and a $0.4 billion application pipeline at December 31, 2000.

         Mortgage loans held-for-sale and mortgage-backed securities totaled $0.6 billion at March 31, 2001 and $0.5 billion at December 31, 2000. The Company's servicing portfolio (exclusive of loans serviced under subservicing agreements) decreased to $7.9 billion at March 31, 2001, from $8.0 billion at December 31, 2000, a decrease of 1%.

         Short-term borrowings, which are the Company's primary source of funds, totaled $0.9 billion at March 31, 2001, compared to $0.8 billion at December 31, 2000, an increase of 8%. At March 31, 2001 and December 31, 2000, there were $6.1 million in long-term borrowings. Other liabilities totaled $104.5 million as of March 31, 2001, compared to the December 31, 2000 balance of $91.0 million, an increase of $13.5 million, or 15%.

         The Company continues to face the same challenges as other production-oriented companies within the mortgage banking industry and as such is not immune from significant volume declines precipitated by competitive pricing, a rise in interest rates and other factors beyond the Company's control. These and other important factors that could cause actual results to differ materially from those reported are listed under the Risk Factors section in the Company's 2000 annual report on Form 10K.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In July 2000, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $325 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2001. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $150 million, plus the Restricted Group's net income subsequent to June 30, 2000, plus 90% of capital contributions to the Restricted Group and minus restricted payments, (ii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iii) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans, (iv) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $5 billion and (v) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least 1.25 to 1.00 for any period of two consecutive fiscal quarters (the interest rate coverage ratio). The Company also is required to maintain $10 million of liquidity pursuant to the agreement. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

         In July 2000, the Company and the Restricted Group also entered into a $65 million subprime revolving credit facility and a $200 million servicing revolving credit facility, which expire in July 2001. These facilities include covenants identical to those described above with respect to the warehouse line of credit.

         The Restricted Group was in compliance with the debt covenants in place at March 31, 2001. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants of these financing agreements. Failure to comply could result in the loss of the related financing.

         Meritage, RBMG and a bank are parties to a master repurchase agreement, pursuant to which Meritage and RBMG are entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $150 million to the bank. The master repurchase agreement has been extended through July 2001.

         RBMG, Inc. and Prime Funding Company entered into a $50 million commercial paper conduit facility in November 2000. The facility expires in November 2001.

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

         Republic Leasing Corporation ("Republic Leasing"), a wholly-owned subsidiary of the Company, has a $200 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in August 2001 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by Republic Leasing. The warehouse credit agreement also requires the Company to maintain a minimum net worth of $60 million and Republic Leasing to maintain a ratio of total liabilities to net worth of no more than 10.0 to 1.0.

         The Company has been repurchasing its stock pursuant to Board authority since March 1998, and, as of March 31, 2001, the Company had remaining authority to repurchase up to $2.8 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. Shares repurchased are maintained in the Company's treasury account and are not retired. At March 31, 2001, there were 7,237,571 shares held in the Company's treasury account at an average cost of $7.22 per share.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended by SFAS No.'s 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction or
(3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 on January 1, 2001 and recorded certain transition adjustments in the manner prescribed in SFAS No. 133.

         Under SFAS No. 133, rate lock commitments given to borrowers, correspondents or brokers are considered to be derivatives. The Derivative Implementation Group (DIG) of the FASB has not yet made a final determination as to how mortgage companies should value rate locks. Pending ultimate resolution of this issue by the FASB, the Company has tentatively implemented SFAS No. 133 assuming that the value of such derivatives is zero at rate lock date. Commencing January 1, 2001, the Company records on its balance sheet any changes in value from the date of rate lock to the balance sheet date.

         The Company hedges the interest rate risk inherent in rate lock commitments with mandatory delivery commitments to sell loans and, to a lesser extent, with options and futures transactions. Mandatory delivery commitments, options and futures are considered to be derivatives under SFAS No. 133. Accordingly, commencing January 1, 2001, these instruments are marked-to-market at the balance sheet date, with the result being reported as an asset or liability in the balance sheet.

         Certain of the Company's derivatives no longer needed for hedging rate locks are "paired-off" with an opposite position in the same derivative security. Under SFAS No. 133, both positions are derivatives that are marked-to-market and the result carried as assets or liabilities in the balance sheet until settlement date of the respective trades.

         The Company hedges the future cash flows from sale of its inventory of closed loans held-for-sale with mandatory delivery commitments to sell loans. Mandatory delivery commitments are considered to be derivatives under SFAS No. 133 and are to be carried as an asset or liability on the balance sheet. Closed loans are not derivatives and are carried at the lower of cost or market ("LOCOM") on the Company's balance sheet. Under SFAS No. 133, to the extent that the Company establishes statistical correlation between changes in the value of the hedge with changes in the value of the closed loans held-for-sale, it can mark those derivatives to market and record the after tax impact of that in the "Other Comprehensive Income" (OCI) caption in the equity section of the balance sheet. If the LOCOM valuation of closed loans is a net loss, the Company records a charge to earnings. Simultaneously, the Company takes out of OCI a like amount and records it in the income statement as an offset to the LOCOM adjustment.

         The Company hedges the interest rate risk (prepayment risk) inherent in its servicing rights assets with various instruments including interest rate floors, interest rate corridors, interest rate swaps, interest rate swaptions, CPC call options, PO swaps, treasury futures and agency futures contracts. Each of these instruments is considered to be a derivative under SFAS No. 133 and must be marked-to-market, with the value being reported as an asset or a liability in the balance sheet. Under SFAS No. 133 and the guidance provided by the DIG, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. The Company may elect not to qualify for hedge accounting treatment. Under SFAS No. 133, the hedges must be marked-to-market through the income statement. In contrast, servicing rights are LOCOM assets under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous writedowns of servicing under SFAS No. 125. The election for hedge treatment must be made at the beginning of the accounting period. The Company did not elect hedge accounting treatment related to servicing rights as of January 1, 2001 or throughout the quarter ended March 31, 2001. Since the Company already carried the value of its servicing hedges on its balance sheet at December 31, 2000, there was no transition adjustment made at January 1, 2001.

         The Company enters into interest rate swaps to pay fixed rate and receive floating rate as a cash flow hedge of its variable rate debt used to finance its fixed rate lease receivables. Interest rate swaps are considered to be derivatives under SFAS No. 133 and are to be carried at market value as assets or liabilities in the balance sheet. Since this is a cash flow hedge under SFAS No. 133, the after tax impact is charged to or credited to OCI.

         Under the transition rules of SFAS No. 133, as of January 1, 2001, the Company recognized the value of derivatives on its balance sheet. It recognized in a separate line in its income statement the cumulative effect of changing to SFAS No. 133. That cumulative effect is the difference between retained earnings at December 31, 2000 and the amount of retained earnings that would have been reported at that date if SFAS No. 133 had been retroactively applied to all prior periods. The table below highlights the impact of this transition adjustment.

($ IN THOUSANDS)                                                    BALANCE SHEET
                                                                    -------------                                    CUMULATIVE
                                      DERIVATIVE         TAX         DERIVATIVE           TAX                         EFFECT OF
                                        ASSETS          ASSET        LIABILITIES       LIABILITY         OCI            CHANGE
                                      ----------        ------       -----------       ---------       -------       ----------
Rate lock commitments                   $1,366          $               $               $   509        $               $   857
Derivatives hedging rate lock
  Commitments                              308             663           1,779              115                           (923)
Pairoffs of Derivatives                     55              70             187               21                            (83)
Derivatives hedging loans
  Held-for-sale                                          1,703           4,568                          (2,865)
Derivatives swapping variable
  Rate debt to fixed rate debt                             659           1,745                          (1,086)
                                        ------          ------          ------          -------        -------         -------
Total impact                            $1,729          $3,095          $8,279          $   645        $(3,951)        $  (149)
                                        ======          ======          ======          =======        =======         =======

         In addition to the cumulative effect adjustment above, SFAS No. 133 resulted in an increase in net income net of tax of $640 thousand for the quarter ($0.04 per share). Throughout the quarter, the Company elected not to qualify for hedge accounting treatment for derivatives used to hedge its interest rate exposure on servicing assets. The Company did elect hedge accounting treatment for derivatives hedging the cash flows of loans held-for-sale and the cash flows associated with its variable rate debt used to finance its fixed rate lease receivables. During the quarter ended March 31, 2001, the Company recorded no net gain or loss representing the amount of the hedges' ineffectiveness, and there was no component of the derivative instruments' gain or loss excluded from the assessment of hedge effectiveness.

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

SUMMARY

         On a combined divisional basis, during the quarters ended March 31, 2001 and 2000, the Company generated approximately $14.3 million and $5.2 million, respectively, of positive funds from continuing operations.

              ($ in thousands)                                    FOR THE QUARTERS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
              Agency-eligible production                        $    960         $ (2,897)
              Agency-eligible servicing                            4,476            6,553
              Subprime production                                  7,030              213
              Leasing                                              1,830            1,380
                                                                --------         --------
                                                                $ 14,296         $  5,249
                                                                ========         ========

         Each of the Company's divisions produced positive operating funds during both periods except for agency-eligible production which produced negative operating funds in 2000. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

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

($ in thousands)                                            FOR THE QUARTER ENDED MARCH 31,
                                                            -------------------------------
                                                                2001               2000
                                                              --------           --------
Income (loss) before income taxes                             $  2,765           $ (6,428)
Deduct:
     Net gain on sale of mortgage loans, as reported           (13,155)            (6,206)
Add back:
     Cash gains on sale of mortgage loans                          788                936
     Cash gains on sale of mortgage servicing rights             9,038              6,401
     Depreciation and amortization                               1,227              1,500
     Provision expense                                             297                900
                                                              --------           --------
                                                              $    960           $ (2,897)
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


($ in thousands)                                            FOR THE QUARTER ENDED MARCH 31,
                                                            -------------------------------
                                                                2001               2000
                                                              --------           --------
Income (loss) before income taxes                             $ (3,332)          $  1,041
Deduct:
     Net gain on sale of mortgage servicing
      rights, as reported                                        2,365               (808)
Add back:
     Amortization and provision for impairment of
        Mortgage servicing rights                                5,215              6,277
 Depreciation and amortization                                     228                 43
                                                              --------           --------
                                                              $  4,476           $  6,553
                                                              ========           ========

SUBPRIME PRODUCTION

         Generally, the Company purchases subprime loans through a wholesale broker network. The Company then sells or securitizes the loans so produced. Existing accounting principles require that at the time loans are securitized, the Company capitalize the estimated fair value of future cash flows to be received in connection with retention by the Company of a residual interest in the securitized loans. Accordingly, amounts reported as gains on sale of subprime mortgage loans may not represent cash gains to the extent that associated residual interests are retained and capitalized. In the first quarter of 2000 and 2001, the Company sold all of its loans to the cash markets. In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's subprime mortgage production activities.


($ in thousands)                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                    -------------------------------
                                                                        2001              2000
                                                                      --------          --------
Income (loss) before income taxes                                     $  1,732          $ (9,625)
Deduct:
     Net gain on sale of subprime loans, as reported                    (4,701)           (2,441)
     Accretion income on residuals                                          --            (1,888)
Add back:
     Cash gains on sale of whole subprime loans                          8,537             3,980
     Cash received from investments in residual certificates                --               791
     Depreciation and amortization
         of goodwill and intangibles                                       365               779
     Provision expense                                                   1,097               742
     Mark-to-market on residuals                                            --             7,875
                                                                      --------          --------
                                                                      $  7,030          $    213
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

($ in thousands)                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                    -------------------------------
                                                                        2001              2000
                                                                      --------          --------
Income before income taxes                                            $    672          $    955
Add back:
     Depreciation and amortization of
       goodwill and intangibles                                             72                66
     Provision expense                                                   1,086               359
                                                                      --------          --------
                                                                      $  1,830          $  1,380
                                                                      ========          ========

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A primary market risk facing the Company is interest rate risk. The Company attempts to manage this risk by striving to balance its loan origination and loan servicing business segments, which are countercyclical in nature. In addition, the Company uses various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory, mortgage backed securities held for sale, servicing rights and leases. The overall objective of the Company's interest rate risk management policies is to mitigate potentially significant adverse effects that changes in the values of these items, resulting from changes in interest rates, might have on the Company's consolidated balance sheet. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

         For purposes of disclosure in the 2000 Annual Report on Form 10-K, the Company performed various sensitivity analyses that quantify the net financial impact of hypothetical changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments which rely upon a number of critical assumptions. Actual experience may differ materially from the estimated. To the extent that yield curve shifts are non-parallel and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material. The Company has procedures in place that monitor whether material changes in market risk are likely to have occurred since December 31, 2000. The Company does not believe that there have been any material changes in market risk from those reported in the 2000 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         - (a) A list of exhibits filed with this Form 10-Q, along with the exhibit index can be found on pages A to G following the signature page.

         - (b) No reports on Form 8-K were filed during the first quarter of 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                   ----------------------------------------
                                                 (Registrant)


Dated: May 15, 2001                /s/ Steven F. Herbert
      -------------------          ---------------------------------
                                   Steven F. Herbert
                                   Corporate Senior Executive Vice President and
                                   Corporate Chief Financial Officer

                                   (signing in the capacity of (i) duly
                                   authorized officer of the registrant and
                                   (ii) principal financial officer of the
                                   registrant)

                                INDEX TO EXHIBITS


EXHIBITS    DESCRIPTION                                                     PAGE
--------    -----------                                                     ----

3.1         Restated Certificate of Incorporation of the Registrant           *
            incorporated by reference to Exhibit 3.3 of the Registrant's Registration No. 33-53980

3.2         Certificate of Amendment of Certificate of Incorporation          *
            of the Registrant incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

3.3         Certificate of Designation of the Preferred Stock of the          *
            Registrant incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

3.4         Amended and Restated Bylaws of the Registrant as amended          *
            through November 8, 2000 incorporated by reference to
            Exhibit 4.2 of the Registrant's Registration No.
            333-55054.

4.1         Specimen Certificate of Registrant's Common Stock                 *
            incorporated by reference to Exhibit 4.1 of the Registrant's Registration No. 33-53980

4.2         Rights Plan dated as of February 6, 1998 between the              *
            Registrant and First Chicago Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

4.3         Note Agreement between the Registrant and UNUM Life               *
            Insurance Company of America dated May 16, 1997 incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

10.1        Outside Directors' Stock Option Plan (as amended through          *
            March 19, 2001) is incorporated by reference to Exhibit
            10.31 of the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000

10.2        Stock Option Agreement between the Registrant and Lee E.          *
            Shelton incorporated by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.3        Director Deferred Compensation Plan dated June 2000               *
            incorporated by reference to Exhibit 10.57 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.4        Outside Director Life Insurance Plan dated June 2000              *
            incorporated by reference to the Registrant's Quarterly
            Report on Form 10-Q for the period ended June 30, 2000

10.5        Change of Control Agreement by and between Resource               *
            Bancshares Mortgage Group, Inc. and Steven F. Herbert, dated as of July 27, 2000.

10.6        (A) Employment Agreement dated April 3, 2000, between             *
            Resource Bancshares Mortgage Group, Inc. and Harold Lewis,
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

10.7        (A) Change of Control Agreement dated November 8, 2000 by         *
            and between Resource Bancshares Mortgage Group, Inc. and
            William M. Ross incorporated by reference to Exhibit 10.7
            (A) of the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000

            (B) Employment Agreement dated November 1, 2000 between           *
            Resource Bancshares Mortgage Group and William M. Ross incorporated by reference to Exhibit 10.7 (B) of the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000

10.8        Section 125 Plan incorporated by reference to Exhibit             *
            10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.9        (A) Pension Plan incorporated by reference to Exhibit             *
            10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

            (B) Amendment I to Pension Plan incorporated by reference         *
            to Exhibit 10.21 of the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994

            (C) Amendment II to Pension Plan incorporated by reference        *
            to Exhibit 10.22 of the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994 .

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

10.10       (A) Phantom 401(k) Plan incorporated by reference to              *
            Exhibit 10.24 of the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1994

            (B) Amendment to Phantom 401(k) Plan incorporated by              *
            reference to Exhibit 10.17(B) of the Registrant's
            Quarterly Report on Form 10-Q for the period ended March
            31, 1999

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

            (C) Second Amendment to Resource Bancshares Mortgage              *
            Group, Inc. Supplemental Executive Retirement Plan dated
            May 31, 2000 incorporated by reference to Exhibit 10.19
            (B) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

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

10.13       (A) Stock Investment Plan incorporated by reference to            *
            Exhibit 4.1 of the Registrant's Registration No. 33-87536

            (B) Amendment I to Stock Investment Plan incorporated by          *
            reference to Exhibit 10.27 of the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1994

            (C) Amendment II to Stock Investment Plan dated November          *
            30, 1998 incorporated by reference to Exhibit 4.1(c) of the Registrant's Registration Statement No. 333-68909

            (D) Amendment III to Stock Investment Plan dated February         *
            2, 2000 incorporated by reference to Exhibit 10.22 (C) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.14       (A) Change of Control Agreement by and between Resource           *
            Bancshares Mortgage Group, Inc. and Douglas K. Freeman, dated as of January 10, 2000 incorporated by reference to
            Exhibit 10.23 (A) of the Registrant's Quarterly Report on
            Form 10-Q for the period ended March 31, 2000.

            (B) Employment Agreement between Resource Bancshares              *
            Mortgage Group, Inc. and Douglas K. Freeman dated as of
            January 10, 2000 incorporated by reference to Exhibit
            10.23 (C) of the Registrant's Quarterly Report on Form 10-
            Q for the period ended March 31, 2000

            (C) Incentive Stock Option Agreement pursuant to Resource      _____
            Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated January
            10, 2000

                                   C

EXHIBITS    DESCRIPTION                                                     PAGE
--------    -----------                                                     ----

            (D) Incentive Stock Option Agreement under the Resource        _____
            Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated February
            1, 2001

10.15       (A) Employee Stock Ownership Plan incorporated by                 *
            reference to Exhibit 10.29 of the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1994

            (B) First Amendment to Employee Stock Ownership Plan dated        *
            October 31, 1995 incorporated by reference to Exhibit
            10.41 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

            (C) Second Amendment to Employee Stock Ownership Plan             *
            dated August 12, 1996 incorporated by reference to Exhibit
            10.45 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996

            (D) Amended Resource Bancshares Mortgage Group, Inc.              *
            Successor Employee Stock Ownership Trust Agreement dated
            December 1, 1994, between the Registrant and Marine
            Midland Bank incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

10.16       ESOP Loan and Security Agreement dated May 3, 1996,               *
            between the Registrant and The Resource Bancshares
            Mortgage Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1996

10.17       (A) ESOP Notes dated January 20, 1998, April 1, 1998, July        *
            1, 1998 and October 1, 1998 between the Registrant and The
            Resource Bancshares Mortgage Group, Inc. Employee Stock
            Ownership Trust incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

            (B) ESOP Notes dated March 8, 1999, April 26, 1999, July          *
            1, 1999 and October 1, 1999 between the Registrant and The
            Resource Bancshares Mortgage Group, Inc. Employee Stock
            Ownership Trust incorporated by reference to Exhibit 10.30
            (B) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999

10.18       (A) Formula Stock Option Plan incorporated by reference to        *
            Exhibit 10.36 of the Registrant's Quarterly Report on Form
            10-Q for the period ended September 30, 1995

            (B) Amendment to Resource Bancshares Mortgage Group, Inc.         *
            Formula Stock Option Plan and Non-Qualified Stock Option
            Plan incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

                                   D

EXHIBITS    DESCRIPTION                                                     PAGE
--------    -----------                                                     ----

            (C) First Amendment to the Formula Stock Option Plan              *
            incorporated by reference to Exhibit 99.8 of the Registrant's Registration No. 333-29245 as filed on
            December 1, 1997

            (D) Second Amendment to Resource Bancshares Mortgage              *
            Group, Inc. Formula Stock Option Plan dated October 28,
            1998 incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998

            (E) Third Amendment to Resource Bancshares Mortgage Group,        *
            Inc. Formula Stock Option Plan incorporated by
            reference to Exhibit 3.4 of the Registrant's Quarterly
            Report on Form 10-Q for the period ended September 30,
            2000

10.19       Form of Indemnity Agreement by and between Resource               *
            Bancshares Mortgage Group, Inc. and Directors and/or
            Officers of the Corporation.

10.20       (A) Amended and Restated Omnibus Stock Award Plan                 *
            incorporated by reference to Exhibit 99.10 of the Registrant's Registration No. 333-29245 filed on December
            1, 1997

            (B) First Amendment to Omnibus Stock Award Plan and form          *
            of Incentive Stock Option Agreement and Release to the
            Omnibus Stock Award Plan incorporated by reference to
            Exhibit 10.44 of the Registrant's Quarterly Report on Form
            10-Q for the period ended September 30, 1998

            (E) Second Amendment to Resource Bancshares Mortgage              *
            Group, Inc. Omnibus Stock Award Plan dated October 29,
            1998 incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998

            (D) Third Amendment to Omnibus Stock Award Plan is                *
            incorporated by reference to Exhibit 10.20 (D) of the Registrant's Annual Report on Form 10-K for the period ended December 31, 2000

10.21       (A) Form of Incentive Stock Option Agreement (Omnibus             *
            Stock Award Plan) incorporated by reference to Exhibit
            10.40 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

            (B) Form of Incentive Stock Option Agreement (Omnibus             *
            Stock Award Plan) effective June 2000 (officer vesting provisions) incorporated by reference to Exhibit 10.38 (B) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

            (C) Form of Incentive Stock Option Agreement (Omnibus             *
            Stock Award Plan) effective June 2000 ($16 vesting provisions) incorporated by reference to Exhibit 10.38 (C) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

                                   E

EXHIBITS    DESCRIPTION                                                     PAGE
--------    -----------                                                     ----

10.22       (A) Resource Bancshares Mortgage Group, Inc. Non-Qualified        *
            Stock Option Plan dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1996

            (B) Form of Non-Qualified Stock Option Agreement                  *
            (Non-Qualified Stock Option Plan), incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly
            Report on Form 10-Q for the period ended March 31, 1997

            (C) First Amendment to Resource Bancshares Mortgage Group,        *
            Inc. Non-Qualified Stock Option Plan dated January 29,
            1997 incorporated by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998

            (D) Second Amendment to the Non-Qualified Stock Option            *
            Plan dated February 6, 1998 incorporated by reference to
            Exhibit 10.40 of the Registrant's Quarterly Report on Form
            10-Q for the period ended March 31, 1998

            (E) Third Amendment to Resource Bancshares Mortgage Group,        *
            Inc. Non-Qualified Stock Option Plan dated October 28,
            1998 incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998

            (F) Agreement and Release Form of Non-Qualified Stock             *
            Option Agreement incorporated by reference to Exhibit
            10.41 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998

10.23       (A) Amended and Restated Retirement Savings Plan dated            *
            April 1, 1996 incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

            (B) First Amendment to Amended and Restated Retirement            *
            Savings Plan dated as of November 8, 1996 incorporated by reference to Exhibit 10.35 of the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1996

            (C) Second Amendment to Amended and Restated Retirement           *
            Savings Plan dated January 1997, incorporated by reference to Exhibit 10.38 of the Registrant's Quarterly Report on
            Form 10-Q for the period ended March 31, 1997

            (D) Third Amendment to Amended and Restated Retirement            *
            Savings Plan dated May 31, 2000 incorporated by reference to Exhibit 10.47 (B) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.24       (A) Agreement of Merger dated April 18, 1997 between              *
            Resource Bancshares Mortgage Group, Inc., RBC Merger Sub,
            Inc. and Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's Registration No.
            333-29245

                                   F

EXHIBITS    DESCRIPTION                                                     PAGE
--------    -----------                                                     ----

            (B) First Amendment to Agreement of Merger dated April 18,        *
            1997 between Resource Bancshares Mortgage Group, Inc., RBC
            Merger Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997

            (C) Second Amendment to Agreement of Merger dated April           *
            18, 1997 between Resource Bancshares Mortgage Group, Inc.,
            RBC Merger Sub, Inc. and Resource Bancshares Corporation incorporated by reference to Annex A of the Registrant's Registration No. 333-29245

10.25       (A) Mutual Release and Settlement Agreement between the           *
            Registrant, Lee E. Shelton and Constance P. Shelton dated
            January 31, 1997 incorporated by reference to Exhibit
            10.44 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

            (B) Amendment to Mutual Release and Settlement Agreement          *
            between Registrant, Lee E. Shelton and Constance P.
            Shelton dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on
            Form 10-Q for the period ended September 30, 1997

10.26       Preferred Provider Organization Plan for Retired                  *
            Executives incorporated by reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998

10.27       Resource Bancshares Mortgage Group, Inc. Flexible Benefits        *
            Plan Amended and Restated as of January 1, 1998 incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1998

10.28       The Resource Bancshares Mortgage Group, Inc. Nonqualified         *
            Deferred Compensation Plan effective April 1, 1999 incorporated by reference to Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999

10.29       (A) Voluntary Employees' Beneficiary Association Trust for        *
            the Employees of Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1999

            (B) Voluntary Employees' Beneficiary Association Plan for         *
            the Employees of Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit 10.54 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.30       MSC Stock Option Agreement between Resource Bancshares            *
            Mortgage Group, Inc. and Boyd M. Guttery dated February 2,
            2000 incorporated by reference to Exhibit 10.55 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

                                   G

EXHIBITS    DESCRIPTION                                                     PAGE
--------    -----------                                                     ----

10.31       MSC Stock Option Agreement between Resource Bancshares            *
            Mortgage Group, Inc. and Stuart M. Cable dated February 2,
            2000 incorporated by reference to Exhibit 10.56 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.32       (A) Employment Agreement dated June 3, 1993, between the          *
            Registrant and David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1993

            (B) Amendment to employment agreement between David W.         _____
            Johnson, Jr. and the Company dated January 12, 2001

11.1        Statement re: Computation of Net Income per Common Share       _____




*Incorporated by reference

                                   H