Form 10-Q
period 2001-06-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2001-08-14
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 000-21786
                       ---------


                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         STATE OF DELAWARE                             57-0962375
----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


   7909 Parklane Road, Columbia, SC                        29223
----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (803)741-3000
                                                   ----------------------------

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

YES  [X]          NO  [ ]

The number of shares of common stock of the registrant outstanding as of July 31, 2001 was 16,583,957.

                                     Page 1
                         Exhibit Index on Pages A to I

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
           Form 10-Q for the three and six months ended June 30, 2001

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                                                         PAGE
                                                                                                         ----
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheets                                                                    3

            Consolidated Statements of Operations                                                          4

            Consolidated Statements of Changes in Stockholders' Equity                                     5

            Consolidated Statements of Cash Flows                                                          6

            Notes to Consolidated Financial Statements                                                     7

ITEM 2.     Management's Discussion and Analysis of                                                       18
            Financial Condition and Results of Operations

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk                                    75

PART II.    OTHER INFORMATION                                                                             75

ITEM 4.     Submission of Matters to a Vote of Security Holders                                           75

ITEM 6.     Exhibits and Reports on Form 8-K                                                              76

SIGNATURES                                                                                                77

EXHIBIT INDEX                                                                                             A-I

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                                     June 30             December 31,
                                                                                      2001                   2000
                                                                                   -----------           ------------
                                                                                   (Unaudited)
ASSETS
Cash                                                                               $    20,011           $    15,205
Receivables                                                                             35,728                63,098
Mortgage loans held-for-sale                                                           648,980               541,574
Lease receivables                                                                      197,465               191,777
Servicing rights, net                                                                  182,583               160,766
Premises and equipment, net                                                             28,473                30,771
Accrued interest receivable                                                              3,011                 2,645
Goodwill and other intangibles                                                          11,504                11,865
Other assets                                                                            43,798                52,052
                                                                                   -----------           -----------
          Total assets                                                             $ 1,171,553           $ 1,069,753
                                                                                   -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                              $   888,553           $   811,750
Long-term borrowings                                                                     6,085                 6,145
Accrued expenses                                                                        10,484                 9,045
Other liabilities                                                                      114,176                91,044
                                                                                   -----------           -----------
          Total liabilities                                                          1,019,298               917,984
                                                                                   ===========           ===========


Preferred stock - par value $0.01 - 5,000,000 shares authorized;
  no shares issued or outstanding                                                           --                    --
Common stock - par value $0.01 - 50,000,000 shares authorized;
   31,637,331 shares issued and outstanding at June 30, 2001
   and December 31, 2000                                                                   316                   316
Additional paid-in capital                                                             297,891               297,996
Retained earnings                                                                       11,274                 6,291
Common stock held by subsidiary at cost - 7,767,099 shares at
  June 30, 2001 and December 31, 2000                                                  (98,953)              (98,953)
Treasury stock - 7,301,985 and 6,949,711 shares at June 30, 2001
 and December 31, 2000, respectively                                                   (52,787)              (50,050)
Unearned shares of employee stock ownership plan - 356,212 and 310,320
  unallocated shares at June 30, 2001 and December 31, 2000, respectively               (4,313)               (3,800)
Unearned variable option expense at June 30, 2001 and
  December 31, 2000, respectively                                                           (9)                  (31)
Other comprehensive loss                                                                (1,164)                   --
                                                                                   -----------           -----------
          Total stockholders' equity                                                   152,255               151,769
                                                                                   -----------           -----------
          Total liabilities and stockholders' equity                               $ 1,171,553           $ 1,069,753
                                                                                   ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                        For the Six Months Ended         For the Quarter Ended
                                                                                June 30                         June 30
                                                                      ---------------------------     ----------------------------
                                                                         2001            2000            2001             2000
                                                                      -----------     -----------     -----------      -----------

REVENUES
Interest income                                                       $    39,532     $    34,289     $    19,931      $    18,995
Interest expense                                                          (28,324)        (25,012)        (13,332)         (13,834)
                                                                      -----------     -----------     -----------      -----------
Net interest income                                                        11,208           9,277           6,599            5,161
Net gain on sale of mortgage loans                                         50,564          17,996          32,708            9,349
(Loss) Gain on sale of mortgage servicing rights                           (2,725)          1,539            (360)             731
Servicing fees                                                             17,231          17,880           9,016            8,565
Mark-to-market on residual interests in subprime securitizations               --          (9,446)             --           (1,771)
Other income (expense)                                                        942           4,374            (758)           2,318
                                                                      -----------     -----------     -----------      -----------
          Total revenues                                                   77,220          41,620          47,205           24,353
                                                                      -----------     -----------     -----------      -----------
EXPENSES
Salary and employee benefits                                               25,611          24,870          14,786           10,117
Occupancy expense                                                           8,090           6,836           4,282            3,516
Amortization and provision for impairment
  of mortgage servicing rights                                             10,543          12,209           5,327            5,932
Provision expense                                                           6,255           3,683           3,715            1,682
General and administrative expenses                                        12,788          12,094           6,756            6,645
                                                                      -----------     -----------     -----------      -----------
          Total expenses                                                   63,287          59,692          34,866           27,892
                                                                      -----------     -----------     -----------      -----------
Income (loss) from continuing operations before income taxes               13,933         (18,072)         12,339           (3,539)
Income tax (expense) benefit                                               (5,115)          6,530          (4,589)           1,199
                                                                      -----------     -----------     -----------      -----------
Income (loss) from continuing operations
  before transition adjustment                                              8,818         (11,542)          7,750           (2,340)
Cumulative effect of change in accounting principles-
   SFAS No. 133, net of tax                                                  (149)             --              --               --
                                                                      -----------     -----------     -----------      -----------
Income (loss) from continuing operations                                    8,669         (11,542)          7,750           (2,340)
Discontinued operations:
   Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income tax expense of $200)                           --          (2,000)             --           (2,000)
   Operating profits (losses) of Laureate Capital Corp.
       for the six months and quarter ended June 30, 2000 less
       applicable income tax (benefit) expense of ($354)
       and $111, respectively.                                                 --            (660)             --              105
                                                                      -----------     -----------     -----------      -----------

Net income (loss)                                                     $     8,669     $   (14,202)    $     7,750      $    (4,235)
                                                                      ===========     ===========     ===========      ===========

Weighted average common shares outstanding -- Basic                    16,416,477      18,337,723      16,289,254       18,017,764
                                                                      ===========     ===========     ===========      ===========

Net income (loss) per common share from
  continuing operations -- Basic                                      $      0.53     $     (0.63)    $      0.48      $     (0.13)
                                                                      ===========================     ============================

Net income (loss) per common share from
  discontinued operations -- Basic                                    $        --     $     (0.15)    $        --      $     (0.11)
                                                                      ===========     ===========     ===========      ===========

Weighted average common shares outstanding -- Diluted                  16,615,330      18,337,723      16,482,219       18,017,764
                                                                      ===========     ===========     ===========      ===========

Net income (loss) per common share from
  continuing operations -- Diluted                                    $      0.52     $     (0.63)    $      0.47      $     (0.13)
                                                                      ===========     ===========     ===========      ===========

Net income (loss) per common share
  from discontinued operations -- Diluted                             $        --     $     (0.15)    $        --      $     (0.11)
                                                                      ===========     ===========     ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                  (Unaudited)


                                                                                                Unearned           Other
                                                                           Common               Shares of Unearned Compre-  Total
                                   Common Stock     Additional             Stock                Employee  Variable hensive  Stock-
        Six Months Ended         ------------------  Paid-in   Retained   Held by    Treasury    Stock    Option   Income  holders'
         June 30, 2000             Shares    Amount  Capital   Earnings  Subsidiary    Stock      Plan    Expense  (loss)   Equity
-------------------------------- ----------  ------ ---------- --------  ----------  ---------  --------- -------- ------- -------

Balance, January 1, 2000         31,637,331   $316   $300,909   $56,506   $(98,953)   $(41,148)   $(5,158)   $ --   $ --    212,472

Issuance of restricted stock                             (960)                           1,750                                  790

Cash dividends                                                   (4,046)                                                     (4,046)

Treasury stock purchases                                                                (6,212)                              (6,212)

Exercise of stock options                                                                                                         0

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                    162                                         (89)                       73

Purchase of shares by Employee
  Stock Ownership Plan                                                                                                            0

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                     (1,510)      (33)                 2,732                                1,189

Net loss                                                        (14,202)                                                    (14,202)

Total comprehensive income
                                 ----------   ----   --------   -------   --------    --------    -------    ----   ----  ---------

Balance, June 30, 2000           31,637,331   $316   $298,601   $38,225   $(98,953)   $(42,878)   $(5,247)   $ --   $ --  $ 190,064
                                 ==========   ====   ========   =======   ========    ========    =======    ====   ====  =========


                                                                                                 Unearned           Other
                                                                            Common               Shares of Unearned Compre-  Total
                                    Common Stock     Additional             Stock                Employee  Variable hensive  Stock-
        Six Months Ended          ------------------  Paid-in   Retained   Held by    Treasury    Stock    Option   Income  holders'
         June 30, 2001              Shares    Amount  Capital   Earnings  Subsidiary    Stock      Plan    Expense  (loss)   Equity
--------------------------------  ----------  ------ ---------- --------  ----------  ---------  --------- -------- ------- -------

Balance, January 1, 2001          31,637,331  $316   $297,996  $ 6,291   $(98,953)    $(50,050)  $ (3,800) $(31)   $    -- $151,769

Cash dividends                                                  (3,659)                                                      (3,659)

Treasury stock purchases (357,774
shares net of issuances 514,526)                                                        (6,467)                              (6,467)

Exercise of Stock Options                                (162)                           3,445                                3,283

Shares committed to be released
  under Employee Stock Ownership
  Plan                                                    569                                        (513)                       56

Variable Option Exercises                                 110                                                22                 132

Shares issued or purchased under
  Dividend Reinvestment and
  Stock Purchase Plan and Stock
   Investment Plan                                       (622)     (27)                    285                                 (364)

Net income                                                       8,669                                                        8,669

Cumulative effect of change in
  accounting principle on other
  comprehensive income
  (net of tax)*                                                                                                     (3,951)  (3,951)

Change in other comprehensive
  income (net of tax)**                                                                                              2,787    2,787
                                  ----------   ----   --------   -------   --------    --------   -------   ----  -------- --------

Balance, June 30, 2001            31,637,331   $316   $297,891   $11,274   $(98,953)   $(52,787)  $(4,313)  $ (9) $ (1,164) $152,255
                                  ==========   ====   ========   =======   ========    ========   =======   ====  ========  ========


* Cumulative effect of change in accounting principle on other comprehensive income is net of $1,948 in income tax.
** Net change in other comprehensive income is net of ($717) in income tax benefit.

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE BANCSHARES MORTGAGE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                              2001                     2000
------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                                          $     8,669             $   (11,542)
Adjustments to reconcile net income to cash
    used in operating activities:
  Depreciation and amortization                                                                 15,068                  17,197
  Employee Stock Ownership Plan compensation                                                        56                      73
  Provision for estimated foreclosure losses and repurchased loans                               6,255                   3,683
  Decrease (increase) in receivables                                                            27,370                 (59,920)
  Acquisition of mortgage loans                                                             (6,064,781)             (2,431,376)
  Proceeds from sales of mortgage loans
    and mortgage-backed securities                                                           6,003,601               2,429,866
  Acquisition of mortgage servicing rights                                                    (150,174)                (71,133)
  Sales of mortgage servicing rights                                                           115,089                  72,237
  Net gain on sales of mortgage loans and servicing rights                                     (47,838)                (16,457)
  Increase in accrued interest on loans                                                           (366)                   (597)
  Increase in lease receivables                                                                 (7,605)                (23,372)
  Decrease in other assets                                                                       8,232                   4,077
  Decrease in residual certificates                                                                 --                   5,504
  Increase in accrued expenses and other liabilities                                            24,681                   1,481
  Cumulative effect of change in accounting
    principle on other comprehensive loss (net of tax) *                                        (3,951)                     --
  Net change in other comprehensive income (net of tax) **                                       2,787                      --
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities of continuing operations                                 (62,907)                (80,279)
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchases of premises and equipment                                                           (2,010)                 (1,857)
  Disposition of premises and equipment                                                            185                     652
  Gain on sale of fixed assets                                                                     (20)                     --
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities of continuing operations                                  (1,845)                 (1,205)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from borrowings                                                                   8,979,053               3,802,900
  Repayment of borrowings                                                                   (8,902,310)             (3,719,836)
  Issuance of restricted stock                                                                      --                     790
  Shares (purchased) issued under Dividend Reinvestment and Stock Purchase Plan
    and Stock Investment Plan                                                                     (364)                  1,189
  Acquisition of treasury stock                                                                 (6,467)                 (6,212)
  Cash dividends                                                                                (3,659)                 (4,046)
  Exercise of stock options                                                                      3,283                      --
  Variable options expense                                                                          22                      --
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities of continuing operations                              69,558                  74,785
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Discontinued operations                                                                             --                  (1,706)
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                  4,806                  (8,405)
Cash, beginning of period                                                                       15,205                  30,478
------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $    20,011             $    22,073
==============================================================================================================================


* Cumulative effect of change in accounting principle on other comprehensive income is net of $1,948 in income tax.
** Net change in other comprehensive income is net of ($717) in income tax benefit.

The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (unaudited)

Note 1 - Basis of Presentation:

         The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 2000, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made.

         Certain prior period amounts have been reclassified to conform to current period presentation and for comparability purposes.


Note 2 - Earnings (Loss) and Dividends Per Share:

         The following is a reconciliation of basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2001 and 2000, respectively:


($ in thousands except share information)              FOR THE SIX MONTHS ENDED                    FOR THE QUARTER ENDED
                                                               JUNE 30,                                   JUNE 30,
                                                    --------------------------------            --------------------------------
                                                       2001                  2000                 2001                 2000
                                                    ----------            ----------            ----------            ----------
CONTINUING OPERATIONS
Net Income (loss)                                  $     8,669          $    (11,542)          $     7,750          $     (2,340)
Weighted average common shares
     Outstanding - Basic                            16,416,477            18,337,723            16,289,254            18,017,764
Net Income (loss) per common share
     From continuing operations - Basic            $      0.53          $      (0.63)          $      0.48          $      (0.13)
Weighted average common shares
     Outstanding - Diluted                          16,615,330            18,337,723            16,482,219            18,017,764
Net Income (loss) per common share
     From continuing operations - Diluted          $      0.52          $      (0.63)          $      0.47          $      (0.13)

($ in thousands except share information)                  FOR THE SIX MONTHS ENDED                    FOR THE QUARTER ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                       --------------------------------            --------------------------------
                                                          2001                  2000                  2001                 2000
                                                       ----------            ----------            ----------            ----------
DISCONTINUED OPERATIONS
Net Income (loss) from                                $        --          $     (2,660)          $        --          $     (1,895)
discontinued
operations*
Weighted average common shares                         16,416,477            18,337,723            16,289,254            18,017,764
     Outstanding - Basic
Net Income (loss) per common share
     From discontinued operations - Basic             $        --          $      (0.15)          $        --          $      (0.11)
Weighted average common shares                         16,615,330            18,337,723            16,482,219            18,017,764
     Outstanding - Diluted
Net Income (loss) per common share
     From discontinued operations - Diluted           $        --          $      (0.15)          $        --          $      (0.11)

* Net of applicable income tax expense (benefit) of $0, $(154), $0, and $311, respectively


SUPPLEMENTAL DISCLOSURE:                                       FOR THE SIX MONTHS        FOR THE QUARTER
                                                                      ENDED                   ENDED
($ in thousands except share information)                           JUNE 30,                 JUNE 30,
                                                              ---------------------    --------------------
                                                                2001         2000        2001        2000
                                                              --------     --------    --------    --------

Cumulative effect of change in accounting principles
     SFAS No. 133, net of tax - Basic                         $  (0.01)       --          --          --
Cumulative effect of change in accounting principles
     SFAS No. 133, net of tax - Diluted                       $  (0.01)       --          --          --


         The supplemental disclosure above represents the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) on basic and diluted earnings (loss) per share as of January 1, 2001. See Note 3 below for additional information.

         The Board of Directors approved a cash dividend of $0.11 per share on May 4, 2001. This dividend was paid on June 13, 2001 to holders of record as of May 16, 2001.

Note 3 - Change in Accounting Principle

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended by SFAS No.s 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(2) a hedge of the exposure to variable cash flows of a forecasted transaction or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001 and recorded certain transition adjustments in the manner prescribed in SFAS No.133.

         Under SFAS No. 133, rate lock commitments given to borrowers, correspondents or brokers are considered to be derivatives. The Derivative Implementation Group (DIG) of the FASB has not yet made a final determination as to how mortgage companies should value rate locks. Pending ultimate resolution of this issue by the FASB, the Company has tentatively implemented SFAS No.133 assuming that the value of such derivatives is zero at rate lock date. Commencing January 1, 2001, the Company records on its balance sheet any changes in value from the date of rate lock to the balance sheet date.

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

         The Company hedges the future cash flows from sale of its inventory of closed loans held-for-sale with mandatory delivery commitments to sell loans. Mandatory delivery commitments are considered to be derivatives under SFAS No. 133 and are to be carried as an asset or liability on the balance sheet. Closed loans are not derivatives and are carried at the lower of cost or market ("LOCOM") on the Company's balance sheet. Under SFAS No. 133, to the extent that the Company establishes statistical correlation between changes in the value of the hedge with changes in the value of the closed loans held-for-sale, it can mark those derivatives to market and record the after-tax impact of that in the "Other Comprehensive Income" (OCI) caption in the equity section of the balance sheet. If the LOCOM valuation of closed loans is a net loss, the Company records a charge to earnings. Simultaneously, the Company takes out of OCI a like amount and records it in the income statement as an offset to the LOCOM adjustment.

         The Company hedges the interest rate risk (prepayment risk) inherent in its servicing rights assets with various instruments including interest rate floors, interest rate corridors, interest rate swaps, interest rate swaptions, CPC call options, PO swaps, treasury futures and agency futures contracts. Each of these instruments is considered to be a derivative under SFAS No. 133 and must be marked-to-market, with the value being reported as an asset or a liability in the balance sheet. Under SFAS No.133 and the guidance provided by the DIG, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. The Company may elect not to qualify for hedge accounting treatment. Under SFAS No. 133, the hedges must be marked-to-market through the income statement. In contrast, servicing rights are LOCOM assets under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous writedowns of servicing under SFAS No. 125. The election for hedge treatment must be made at the beginning of the accounting period. During May 2001, the Company chose to elect hedge accounting treatment for its servicing hedges. At the time of election, the Company marked-to-market its hedge instruments resulting in a pre-tax charge of $2.2 million. Prior to the election of hedge accounting, the offsetting increase in value of the underlying servicing portfolio could not be recognized, so the $2.2 million charge is included in the Company's second quarter operating results.

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


($ IN THOUSANDS)                                                 BALANCE SHEET
                                                                 --------------                           CUMULATIVE
                                    DERIVATIVE       TAX        DERIVATIVE      TAX                        EFFECT OF
                                      ASSETS        ASSET       LIABILITIES   LIABILITY       OCI           CHANGE
                                    ----------      ------      -----------   ---------     --------      ----------

Rate lock commitments                 $1,366        $              $            $509        $                $ 857
Derivatives hedging rate lock
  Commitments                            308           663         1,779         115                          (923)
Pairoffs of Derivatives                   55            70           187          21                           (83)
Derivatives hedging loans
  Held-for-sale                                      1,703         4,568                      (2,865)
Derivatives swapping variable
  Rate debt to fixed rate debt                         659         1,745                      (1,086)
                                      ------        ------        ------        ----        --------         -----
Total impact                          $1,729        $3,095        $8,279        $645        $ (3,951)        $(149)
                                      ======        ======        ======        ====        ========         =====

         In addition to the cumulative effect adjustment above, SFAS No. 133 resulted in an increase in net income net of tax of $84 thousand for the six months ($0.01 per share), and a decrease of $517 thousand for the second quarter ($0.03 per share).

Note 4 - Disposal of Commercial Mortgage Segment:

         On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of Laureate to BB&T Corporation of Winston-Salem, N.C.

Note 5 - Employee Benefit and Incentive Programs

         The Company performs an annual review of the costs and merits of each of its benefit programs. During 2001, the Company completed its review of the Employee Stock Ownership Plan ("ESOP") and determined that there are alternative programs that are more easily understood by and more beneficial to the participants than a leveraged employee stock ownership plan. Pursuant to this, the Board of Directors has instructed management to suspend further contributions to the ESOP pending an anticipated termination of the plan. Upon suspension of contributions, participants will vest 100% in their respective account balances. The Company's expense under the plan will be substantially reduced for 2001. Expenses were $1,083, $1,244 and $1,623 for the years ended December 31, 2000, 1999 and 1998, respectively.

         During 2001, the Company implemented incentive compensation programs to more effectively encourage employees to "run it like they own it". These programs include cash incentives based upon achievement of 1) corporate level goals (EPS and efficiency ratio goals) and 2) individual goals related to cost control and other strategic objectives for the respective operating divisions and departments. The costs accrued under these programs for the six months ended June 30, 2001 were $3,400, primarily resulting from strength of the Company's year-to-date performance. Likewise, in 2001 each of the Company's full-time employees were granted incentive stock options to provide further incentive to employees to "run it like they own it".

Note 6 - Dividend Restrictions:

         The covenant of the Company's syndicated warehouse credit facility, renewed July 25, 2001, contains a limit on cash dividends to 35% of reported earnings for the prior quarter and prohibits repurchases of common stock.

Note 7 - Allocated Revenues and Expenses:

         Through 2000, the Company reported segment data using agency-eligible production, servicing, reinsurance, subprime production and leasing as its segments. During the second half of 2000, the Company completed a company-wide reorganization designed around business processes rather than traditional product groupings to help the Company to become more customer-centric. The new segments are sales, customer fulfillment, servicing, portfolio, leasing and administration. The sales segment includes the sales forces of the agency-eligible and subprime units. The customer fulfillment segment includes all the personnel responsible for underwriting, processing and closing or purchasing loans. The portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Servicing subservices the loans on behalf of the portfolio segment and external subservicing customers, assists the portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification. Leasing includes all of the sales and operating functions of the Company's leasing operation. Administration includes corporate administration, information systems, finance, administrative services, legal, human resources and internal audit.

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

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the three and six months ended June 30, 2001 and 2000, respectively, based upon traditional product groupings:

                                                AGENCY-ELIGIBLE
FOR THE SIX MONTHS ENDED              ----------------------------------
JUNE 30, 2001(A)                                                                                               OTHER/     CONSO-
($ IN THOUSANDS)                      PRODUCTION  SERVICING  REINSURANCE  SUBPRIME   LEASING  TOTAL SEGMENTS ELIMINATIONS LIDATED
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)         $  4,060    $ (2,348)   $    (8)   $  4,884    $ 5,563    $ 12,151    $  (943)   $ 11,208
Net gain on sale of mortgage loans      39,256          --         --      11,308         --      50,564         --      50,564
Loss on sale of mortgage
  servicing rights                          --      (2,725)        --          --         --      (2,725)        --      (2,725)
Servicing fees                              --      17,045         --          --        186      17,231         --      17,231
Other income                               390      (1,939)     1,685           9        646         791        151         942
                                      -----------------------------------------------------------------------------------------
   Total revenues                       43,706      10,033      1,677      16,201      6,395      78,012       (792)     77,220
                                      -----------------------------------------------------------------------------------------
Salary and employee benefits            14,483       1,719         --       5,073      1,536      22,811      2,800      25,611
Occupancy expense                        6,140         545         --       1,456        252       8,393       (303)      8,090
Amortization and provision
  for impairment
  of mortgage servicing rights              --      10,543         --          --         --      10,543         --      10,543
Provision expense                        1,599          --        113       2,626      1,917       6,255         --       6,255
General and administrative expenses      4,918       3,831         62       2,085        818      11,714      1,074      12,788
                                      -----------------------------------------------------------------------------------------
   Total expenses                       27,140      16,638        175      11,240      4,523      59,716      3,571      63,287
                                      -----------------------------------------------------------------------------------------
Income (loss) before income taxes       16,566      (6,605)     1,502       4,961      1,872      18,296     (4,363)     13,933
Income tax benefit (expense)            (6,198)      2,471       (528)     (1,976)      (732)     (6,963)     1,848      (5,115)
                                      -----------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before
  transition adjustment                 10,368      (4,134)       974       2,985      1,140      11,333     (2,515)      8,818

Transition Adjustment - FAS 133                                                                                (149)       (149)

Income (loss) from continuing         -----------------------------------------------------------------------------------------
  operations                          $ 10,368    $ (4,134)   $   974    $  2,985    $ 1,140    $ 11,333    $(2,664)   $  8,669
                                      =========================================================================================


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.


                                                  AGENCY-ELIGIBLE
                                        ---------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2000(A)                                                                   COMMERCIAL          TOTAL       OTHER/    CONSO-
($ IN THOUSANDS)                        PRODUCTION  SERVICING REINSURANCE SUBPRIME  MORTGAGE   LEASING SEGMENTS ELIMINATIONS LIDATED
                                        -------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income (expense)            $    913   $ (2,316)  $   (39)  $  6,657   $    --   $4,420  $  9,635   $  (358)  $  9,277
Net gain on sale of mortgage
  loans                                    11,817         --        --      6,179        --       --    17,996        --     17,996
Gain on sale of mortgage
  servicing rights                             --      1,539        --         --        --       --     1,539        --      1,539
Servicing fees                                 --     17,906        --         --        --      232    18,138      (258)    17,880
Mark-to-market on residual
  interests in subprime
  securitizations                              --         --        --     (9,446)       --       --    (9,446)       --     (9,446)
Other income                                  432        248     1,595      1,320        --      566     4,161       213      4,374
                                        -------------------------------------------------------------------------------------------
   Total revenues                          13,162     17,377     1,556      4,710        --    5,218    42,023      (403)    41,620
                                        -------------------------------------------------------------------------------------------
Salary and employee benefits               13,123      1,373        90      7,126        --    1,438    23,150     1,720     24,870
Occupancy expense                           5,523        111        --      1,305        --      246     7,185      (349)     6,836
Amortization and provision
  for impairment
  of mortgage servicing rights                 --     12,209        --         --        --       --    12,209        --     12,209
Provision expense                           1,252         --        --        910        --    1,521     3,683        --      3,683
General and administrative expenses         5,137      2,020       172      3,145        --      622    11,096       998     12,094
                                        -------------------------------------------------------------------------------------------
   Total expenses                          25,035     15,713       262     12,486        --    3,827    57,323     2,369     59,692
                                        -------------------------------------------------------------------------------------------
Income (loss) before income taxes         (11,873)     1,664     1,294     (7,776)       --    1,391   (15,300)   (2,772)   (18,072)
Income tax benefit (expense)                4,369       (612)     (454)     2,763               (556)    5,510     1,020      6,530
                                        -------------------------------------------------------------------------------------------
Income (loss) from continuing operations   (7,504)     1,052       840     (5,013)       --      835    (9,790)   (1,752)   (11,542)
Discontinued operations:
  Loss on sale of operating assets of
     Laureate Capital Corp. (less
      applicable income taxes of $261)                                               (2,000)            (2,000)              (2,000)
  Operating losses of Laureate Capital
        Corp. (plus applicable income
        tax benefit of $465)                                                           (660)              (660)                (660)
                                        -------------------------------------------------------------------------------------------

Net income (loss)                        $ (7,504)  $  1,052   $   840   $ (5,013)  $(2,660)  $  835  $(12,450)  $(1,752)  $(14,202)
                                        ===========================================================================================


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                   AGENCY-ELIGIBLE
                                           ---------------------------------
FOR THE QUARTER ENDED JUNE 30, 2001(A)                                                             TOTAL       OTHER       CONSO-
($ IN THOUSANDS)                           PRODUCTION  SERVICING REINSURANCE SUBPRIME  LEASING    SEGMENTS  ELIMINATIONS  LIDATED
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

Net interest income (expense)               $  2,719    $(1,065)   $   2    $ 2,490    $ 2,883    $  7,029    $  (430)   $  6,599
Net gain on sale of mortgage loans            26,101         --       --      6,607         --      32,708         --      32,708
Loss on sale of mortgage servicing rights         --       (360)      --         --         --        (360)        --        (360)
Servicing fees                                    --      8,926       --         --         90       9,016         --       9,016
Other income                                     184     (2,220)     785         --        359        (892)       134        (758)
                                           ---------------------------------------------------------------------------------------
   Total revenues                             29,004      5,281      787      9,097      3,332      47,501       (296)     47,205
                                           ---------------------------------------------------------------------------------------
Salary and employee benefits                   7,991        944       --      2,551        768      12,254      2,532      14,786
Occupancy expense                              3,332        255       --        707        128       4,422       (140)      4,282
Amortization and provision for impairment
  of mortgage servicing rights                    --      5,327       --         --         --       5,327         --       5,327
Provision expense                              1,302         --       53      1,529        831       3,715         --       3,715
General and administrative expenses            2,579      2,028       31      1,080        406       6,124        632       6,756
                                           ---------------------------------------------------------------------------------------
   Total expenses                             15,204      8,554       84      5,867      2,133      31,842      3,024      34,866
                                           ---------------------------------------------------------------------------------------
Income (loss) before income taxes             13,800     (3,273)     703      3,230      1,199      15,659     (3,320)     12,339
Income tax benefit (expense)                  (5,155)     1,223     (247)    (1,268)      (466)     (5,913)     1,324      (4,589)
                                           ---------------------------------------------------------------------------------------
Income (loss) from continuing operations    $  8,645    $(2,050)   $ 456    $ 1,962    $   733    $  9,746    $(1,996)   $  7,750
                                           =======================================================================================


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.


                                             AGENCY-ELIGIBLE
                                    ---------------------------------
FOR THE QUARTER ENDED
JUNE 30, 2000(A)                                                               COMMERCIAL           TOTAL       OTHER/     CONSO-
($ IN THOUSANDS)                     PRODUCTION SERVICING REINSURANCE SUBPRIME  MORTGAGE  LEASING   SEGMENTS ELIMINATIONS LIDATED
---------------------------------------------------------------------------------------------------------------------------------

(UNAUDITED)
Net interest income (expense)         $    675   $(1,019)  $   (23)  $ 3,571   $    --   $ 2,293   $  5,497   $   (336)  $  5,161
Net gain on sale of mortgage loans       5,611        --        --     3,738                  --      9,349         --      9,349
Gain on sale of mortgage
  servicing rights                          --       731        --        --                  --        731         --        731
Servicing fees                              --     8,541        --        --                 133      8,674       (109)     8,565
Mark-to-market on residual interests
  in subprime securitizations               --        --        --    (1,771)                 --     (1,771)        --     (1,771)
Other income                               312       120       849       427                 304      2,012        306      2,318
                                      -------------------------------------------------------------------------------------------
   Total revenues                        6,598     8,373       826     5,965        --     2,730     24,492       (139)    24,353
                                      -------------------------------------------------------------------------------------------
Salary and employee benefits             6,235       680        48     1,581                 678      9,222        895     10,117
Occupancy expense                        2,833        56        --       676                 126      3,691       (175)     3,516
Amortization and provision
  for impairment of mortgage
  servicing rights                          --     5,932        --        --                  --      5,932         --      5,932
Provision expense                          352        --        --       168               1,162      1,682         --      1,682
General and administrative expenses      2,623     1,082        83     1,691                 328      5,807        838      6,645
                                      -------------------------------------------------------------------------------------------
   Total expenses                       12,043     7,750       131     4,116        --     2,294     26,334      1,558     27,892
                                      -------------------------------------------------------------------------------------------
Income (loss) before income taxes       (5,445)      623       695     1,849        --       436     (1,842)    (1,697)    (3,539)
Income tax benefit (expense)             1,986      (226)     (244)     (758)       --      (180)       578        621      1,199
                                      -------------------------------------------------------------------------------------------
Income (loss) from
  continuing operations                 (3,459)      397       451     1,091        --       256     (1,264)    (1,076)    (2,340)
Discontinued operations:
    Loss on sale of operating
        assets of Laureate Capital
        Corp. (less applicable
        income taxes of $200)                                                   (2,000)              (2,000)               (2,000)
   Operating losses of Laureate
        Capital Corp. (plus
        applicable income tax
        benefit of $111)                                                           105                  105                   105
                                      -------------------------------------------------------------------------------------------

Net income (loss)                     $ (3,459)  $   397   $   451   $ 1,091   $(1,895)  $   256   $ (3,159)  $ (1,076)  $ (4,235)
                                      ===========================================================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the three and six months ended June 30, 2001, based upon business processes:

FOR THE SIX MONTHS ENDED
JUNE 30, 2001(A)                                   CUSTOMER                                     ADMINI-   (B)OTHER/     CONSO-
($ IN THOUSANDS)                        SALES     FULFILLMENT PORTFOLIO   SERVICING  LEASING   STRATION  ELIMINATIONS  LIDATED
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------

Net interest income (expense)         $     --    $     --    $  6,591    $    --    $5,563   $   (946)   $     --    $ 11,208
Net gain (loss) on sale of
  mortgage loans                         4,641        (669)     55,824         --        --        424      (9,656)     50,564
Loss on sale of mortgage
  servicing rights                          --          --      (2,725)        --        --         --          --      (2,725)
Servicing fees                              --          --      16,191        854       186         --          --      17,231
Other income                               378           7        (522)       301       646        132          --         942
                                      ----------------------------------------------------------------------------------------
   Total revenues                        5,019        (662)     75,359      1,155     6,395       (390)     (9,656)     77,220
                                      ----------------------------------------------------------------------------------------
Salary and employee benefits             9,738      10,732       2,913      2,847     1,536      8,050     (10,205)     25,611
Occupancy expense                          527       3,069         408      1,012       252      2,822          --       8,090
Amortization and provision
  for impairment of mortgage
  servicing rights                          --          --      10,543         --        --         --          --      10,543
Provision expense                           --          --       4,338         --     1,917         --          --       6,255
General and administrative expenses      1,430       2,154       2,254      2,821       818      3,014         297      12,788
                                      ----------------------------------------------------------------------------------------
   Total expenses                       11,695      15,955      20,456      6,680     4,523     13,886      (9,908)     63,287
                                      ----------------------------------------------------------------------------------------
Income (loss) before income taxes       (6,676)    (16,617)     54,903     (5,525)    1,872    (14,276)        252      13,933
Income tax expense                                                                                          (5,115)     (5,115)
                                      ----------------------------------------------------------------------------------------
Income (loss) before transition
  adjustment, allocations and
  transfer pricing                      (6,676)    (16,617)     54,903     (5,525)    1,872    (14,276)     (4,863)      8,818

Transition adjustment - FAS 133             --          --          --         --        --         --        (149)       (149)

                                      ----------------------------------------------------------------------------------------
Income (loss) before allocations
  and transfer pricing                  (6,676)    (16,617)     54,903     (5,525)    1,872    (14,276)     (5,012)      8,669
                                      ----------------------------------------------------------------------------------------

Overhead allocations                     2,053       4,924       1,121      2,218        --    (10,316)         --          --

                                      ----------------------------------------------------------------------------------------
Income (loss) before transfer
  pricing                               (8,729)    (21,541)     53,782     (7,743)    1,872     (3,960)     (5,012)      8,669

Transfer pricing                        14,786      23,637     (45,006)     6,583        --         --          --          --

                                      ----------------------------------------------------------------------------------------
Net income (expense)                  $  6,057    $  2,096    $  8,776    $(1,160)   $1,872   $ (3,960)   $ (5,012)   $  8,669
                                      ----------------------------------------------------------------------------------------


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(b)      Includes consolidation eliminations, SFAS No. 91 and No. 133

FOR THE QUARTER ENDED
JUNE 30, 2001(A)                                  CUSTOMER                                     ADMINI-   (B)OTHER/    CONSO-
($ IN THOUSANDS)                       SALES     FULFILLMENT PORTFOLIO   SERVICING  LEASING   STRATION  ELIMINATIONS LIDATED
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

Net interest income (expense)         $    --    $     --    $  4,558    $    --    $2,883   $   (842)   $    --    $  6,599
Net gain (loss) on sale of
  mortgage loans                        2,730        (397)     35,027         --        --        429     (5,081)     32,708
Loss on sale of mortgage
  servicing rights                         --          --        (360)        --        --         --         --        (360)
Servicing fees                             --          --       8,533        393        90         --         --       9,016
Other income                              153           1      (1,528)       125       359     (1,632)     1,764        (758)
                                     ---------------------------------------------------------------------------------------
   Total revenues                       2,883        (396)     46,230        518     3,332     (2,045)    (3,317)     47,205
                                     ---------------------------------------------------------------------------------------
Salary and employee benefits            5,432       5,915       1,512      1,430       768      5,751     (6,022)     14,786
Occupancy expense                         229       1,609         190        455       128      1,344        327       4,282
Amortization and provision
  for impairment of mortgage
  servicing rights                         --          --       5,327         --        --         --         --       5,327
Provision expense                          --          --       2,884         --       831         --         --       3,715
General and administrative expenses       740         943       1,650        994       406      1,874        149       6,756
                                     ---------------------------------------------------------------------------------------
   Total expenses                       6,401       8,467      11,563      2,879     2,133      8,969     (5,546)     34,866
                                     ---------------------------------------------------------------------------------------
Income (loss) before income taxes      (3,518)     (8,863)     34,667     (2,361)    1,199    (11,014)     2,229      12,339
Income tax expense                                                                                        (4,589)     (4,589)
                                     ---------------------------------------------------------------------------------------
Income (loss) before allocations
  and transfer pricing                 (3,518)     (8,863)     34,667     (2,361)    1,199    (11,014)    (2,360)      7,750

Overhead allocations                      888       2,398         497        964        --     (4,747)        --          --

                                     ---------------------------------------------------------------------------------------
Income (loss) before
  transfer pricing                     (4,406)    (11,261)     34,170     (3,325)    1,199     (6,267)    (2,360)      7,750

Transfer pricing                        8,529      13,308     (25,186)     3,349        --         --         --          --

                                     ---------------------------------------------------------------------------------------
Net income (expense)                  $ 4,123    $  2,047    $  8,984    $    24    $1,199   $ (6,267)   $(2,360)   $  7,750
                                     ---------------------------------------------------------------------------------------


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(b)      Includes consolidation eliminations, SFAS No. 91 and No. 133

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included in or incorporated by reference into the Company's 2000 Annual Report on Form 10-K. Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described herein or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000: (i) changes in economic conditions, (ii) competition, (iii) concentration, (iv) interest rate risks, (v) possible changes in regulations and related matters, (vi) litigation affecting the mortgage banking business, (vii) delinquency and default risks, (viii) financing of operations, (ix) changes in the market for servicing rights, mortgage loans and lease receivables, (x) environmental matters, (xi) changes in the demand for mortgage loans and leases,
(xii) prepayment risks, (xiii) dependence upon independent mortgage brokers and mortgage bankers, (xiv) possible changes in accounting estimates (xv) federal programs; availability of active secondary market, (xvi) effect of certain charter and bylaw provisions; possible issuance of preferred stock, (xvii) employees. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

THE COMPANY

         The Company is a financial services company engaged, through wholly-owned subsidiaries, primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family (i.e. one-four family), first-mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, one of the Company's wholly-owned subsidiaries originates, sells and services small-ticket commercial equipment leases.

LOAN AND LEASE PRODUCTION

         A summary of production by source for the periods indicated is set forth below:

($ IN THOUSANDS)                            FOR THE SIX MONTHS           FOR THE QUARTER
                                              ENDED JUNE 30,              ENDED JUNE 30,
                                         ------------------------    ------------------------
                                            2001          2000          2001          2000
                                         ----------    ----------    ----------    ----------

Agency-Eligible Loan Production:
    Correspondent                        $4,342,006    $2,027,643    $2,368,484    $1,113,609
    Wholesale                             1,265,677       543,221       717,451       295,133
                                         ----------    ----------    ----------    ----------
Total Agency-Eligible Loan Production     5,607,683     2,570,864     3,085,935     1,408,742
    Subprime                                457,099       321,314       268,103       168,830
    Lease Production                         46,150        53,300        15,165        29,054
Total Mortgage Loan and Lease
                                         ----------    ----------    ----------    ----------
    Production                           $6,110,932    $2,945,478    $3,369,203    $1,606,626
                                         ==========    ==========    ==========    ==========

         The Company purchases agency-eligible mortgage loans through its correspondents and originates loans through its wholesale and subprime divisions. The Company also has a small-ticket commercial equipment lease operation. Correspondent operations accounted for 71% and 69% of the Company's total production for the six months ended June 30, 2001 and 2000, respectively. Wholesale and subprime production accounted for 21% and 7%, respectively, of the Company's production for the six months ended June 30, 2001 and 18% and 11%, respectively, of the Company's production for the six months ended June 30, 2000. Lease production accounted for 1% and 2% of the Company's total production for the six months ended June 30, 2001 and 2000, respectively. A summary of key information relevant to industry loan production activity is set forth below:

($ IN THOUSANDS)                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
                                                              2001             2000
                                                          ------------     ------------

U. S. 1-4 Family Mortgage Originations Statistics(1):
    U. S. 1-4 Family Mortgage Originations                $828,000,000     $473,000,000
    Adjustable Rate Mortgage Market Share                        11.50%           31.50%
    Estimated Fixed Rate Mortgage Originations            $734,000,000     $325,000,000

Company Information:
    Residential Loan Production                           $  6,064,782     $  2,892,178
    Estimated Company Market Share                                0.73%            0.61%

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of June 12, 2001).

         The Company's total residential mortgage production increased by 110% to $6.1 billion for the first six months of 2001 from $2.9 billion for the first six months of 2000. Interest rates began falling in December of 2000 and remained low during the first six months of 2001 as compared to the first six months of 2000, resulting in an increase in overall production levels industry-wide. Due to expanded sales efforts and success in the secondary markets, the Company's estimated market share for the first six months of 2001 increased by 0.12% from the first six months of 2000.

($ IN THOUSANDS)                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                           -----------------------------------
                                                                 2001               2000
                                                           ---------------     ---------------

U. S. 1-4 Family Mortgage Originations Statistics (1):
    U. S. 1-4 Family Mortgage Originations                    $477,000,000     $276,000,000
    Adjustable Rate Mortgage Market Share                            10.00%           31.00%
    Estimated Fixed Rate Mortgage Originations                $429,000,000     $191,000,000

Company Information:
    Residential Loan Production                               $  3,354,038     $  1,577,572
    Estimated Company Market Share                                    0.70%            0.57%

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of June 12, 2001).

         The Company's total residential mortgage production increased by 113% to $3.4 billion for the second quarter of 2001 from $1.6 billion for the second quarter of 2000. Interest rates began falling in December of 2000 and remained low during the first six months of 2001 as compared to the first six months of 2000, resulting in an increase in overall production levels industry-wide. Due to expanded sales efforts and success in the secondary markets, the Company's estimated market share for second quarter 2001 increased by 0.13% from second quarter 2000.

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

($ IN THOUSANDS)                               FOR THE SIX MONTHS             FOR THE QUARTER
                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                           -------------------------     -------------------------
                                              2001           2000           2001           2000
                                           ----------     ----------     ----------     ----------

Correspondent Loan Production              $4,342,006     $2,027,643     $2,368,484     $1,113,609
Estimated Correspondent Market Share(1)          0.52%          0.43%          0.50%          0.40%
Active Correspondents                             691            923            691            923
Correspondent Division Expenses            $   19,676     $   20,082     $   11,219     $    9,515

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of June 12, 2001).

         The Company's correspondent loan production increased by 114% to $4.3 billion for the first six months of 2001 from $2.0 billion for the first six months of 2000. Correspondent division expenses decreased to $19.7 million for the first six months of 2001 from $20.1 million for the first six months of 2000. Additionally, these expenses decreased by 54 bps to 45 bps for the six months ended June 30, 2001 from 99 bps for the six months ended June 30, 2000. This gained efficiency is a result of the Company's continued efforts to reduce operating expenses through automation and re-engineering of work processes.

         The Company's correspondent loan production increased by 113% to $2.4 billion for the second quarter of 2001 from $1.1 billion for the second quarter of 2000. Mortgage interest rates were low during the second quarter of 2001 when compared to the second quarter of 2000, resulting in an increase in overall production levels industry-wide. Correspondent division expenses increased to $11.2 million for the second quarter of 2001 from $9.5 million for the second quarter of 2000, primarily due to $3.4 million of accrued costs related to the Company's incentive compensation program, which was implemented in the second quarter of 2001. In bps these expenses decreased by 38 bps to 47 bps in the second quarter of 2001 from 85 bps in the second quarter of 2000, primarily due to gained efficiency as noted above in the six months results analysis.

Wholesale Loan Production

         The wholesale division receives loan applications through brokers, underwrites the loans, funds the loans at closing and prepares all closing documentation. The Company's operating centers handle all shipping and follow-up procedures on loans. Typically, a mortgage broker is responsible for taking applications and accumulating the information precedent to the Company's processing and underwriting of the loans. Although the establishment of regional operating centers involves the incurrence of fixed expenses associated with maintaining those offices, wholesale operations also generally provide for higher profit margins than correspondent loan production. Additionally, each regional operating center can serve a relatively sizeable geographic area by establishing relationships with large numbers of independent mortgage loan brokers who bear much of the cost of identifying and interacting directly with loan applicants. During 2000, the Company completed the process started in 1999 of consolidating from 18 branches into 4 regional operating centers to improve operating cost efficiency levels. A summary of key information relevant to the Company's wholesale production activities is set forth below:

($ IN THOUSANDS)                             FOR THE SIX MONTHS         FOR THE QUARTER
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                           -----------------------    --------------------
                                              2001          2000        2001        2000
                                           ----------     --------    --------    --------

Wholesale Loan Production                  $1,265,677     $543,221    $717,451    $295,133
Estimated Wholesale Market Share(1)              0.15%        0.11%       0.15%       0.11%
Wholesale Division Expenses                $    7,464     $  4,953    $  3,984    $  2,528
Approved Brokers                                4,635        4,123       4,635       4,123
Number of Regional Operating Centers(2)             4            7           4           7
Number of Employees                               142           96         142          96

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of June 12, 2001).

(2)      Regional operating centers were formerly known as branches

         Wholesale loan production increased 133% ($0.7 billion) to $1.3 billion for the first six months of 2001 from $0.5 billion for the first six months of 2000. This resulted in an increase in market share of 0.04%, to 0.15% for the first six months of 2001 from 0.11% for the first six months of 2000. Wholesale loan production increased 143% ($0.4 billion) to $0.7 billion for the second quarter of 2001 from $0.3 billion for the second quarter of 2000. Commencing in December 2000, interest rates began to fall and remained low during the first six months of 2001 when compared to those during 2000, resulting in an increase in overall production levels industry-wide.

Subprime Loan Production

     The Company conducts subprime business through its wholly-owned subsidiary, Meritage Mortgage Corporation (Meritage). A summary of key information relevant to the Company's subprime production activities is set forth below:

($ IN THOUSANDS)                        FOR THE SIX MONTHS       FOR THE QUARTER
                                          ENDED JUNE 30,          ENDED JUNE 30,
                                       --------------------    --------------------
                                         2001        2000        2001        2000
                                       --------    --------    --------    --------

Subprime Loan Production               $457,099    $321,314    $268,103    $168,830
Estimated Subprime Market Share(1)         0.06%       0.07%       0.06%       0.06%
Subprime Direct Operating Expenses     $ 11,240    $ 12,486    $  5,867    $  4,116
Approved Brokers                          3,830       3,711       3,830       3,711
Number of Branches                            3          10           3          10
Number of Employees                         284         261         284         261

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of June 12, 2001).

         Subprime loan production increased by 42% to $457.1 million for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Despite the 42% increase in production, subprime costs fell by $2.5 million (exclusive of a one-time charge of $1.3 in 2000). These cost savings were largely the result of gained efficiencies through the Company's efforts to centralize subprime processing, underwriting and closing functions into three regional operating centers where a critical mass of volume has been achieved for better operating efficiency.

         Subprime loan production increased by 59% to $268.1 million for the three months ended June 30, 2001, as compared to $168.8 million during the three months ended June 30, 2000. Due to this increase in production along with the Company's expansion on the East Coast, subprime direct operating expenses increased to $5.9 million for the second quarter of 2001 as compared to $4.1 million during the second quarter of 2000. These expenses, however, decreased by 25 bps to 219 bps in the second quarter of 2001 from 244 bps in the second quarter of 2000. This drop in unit cost is largely the result of gained efficiencies through the Company's efforts to centralize subprime processing, underwriting and closing functions into three regional operating centers where a critical mass of volume has been achieved for better operating efficiency.

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

         ($ IN THOUSANDS)                            FOR THE SIX MONTHS       FOR THE QUARTER
                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                    --------------------    --------------------
                                                      2001        2000        2001        2000
                                                    --------    --------    --------    --------

         Lease Production                           $ 46,150    $ 53,300    $ 15,165    $ 29,054
         Lease Division Direct Operating Expenses   $  4,523    $  3,827    $  2,133    $  2,294
         Approved Brokers                                210         173         210         173
         Number of Employees                              66          70          66          70

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

     A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

($ IN THOUSANDS)                                       FOR THE SIX MONTHS                FOR THE QUARTER
                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------

Underlying Unpaid Principal Balances:
    Beginning Balance*                            $  8,047,179    $  7,822,394    $  7,980,429    $  7,713,046
    Agency-Eligible Loan Production (net
       of servicing-released production)*            5,459,219       2,482,696       3,036,351       1,382,399
    Net Change in Work-in-Progress*                    (29,096)         70,642        (193,511)         (6,497)
    Sales of Servicing*                             (4,297,205)     (2,579,819)     (2,120,668)     (1,451,283)
    Paid-In-Full Loans*                               (888,936)       (254,756)       (462,584)       (147,947)
    Amortization, Curtailments and Other, net*        (106,196)       (101,071)        (55,052)        (49,632)
                                                  ------------    ------------    ------------    ------------
    Ending Balance*                                  8,184,965       7,440,086       8,184,965       7,440,086
    Subservicing Ending Balance                      2,127,818       1,089,014       2,127,818       1,089,014
                                                  ------------    ------------    ------------    ------------
Total Underlying Unpaid Principal Balances        $ 10,312,783    $  8,529,100    $ 10,312,783    $  8,529,100
                                                  ============    ============    ============    ============

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio. The ending balance for the second quarter of 2001 and 2000, respectively, includes $202,241 and $194,553, respectively, of subprime loans being temporarily serviced until these loans are sold.

         Of the $8.2 billion and $7.4 billion unpaid principal balance at June 30, 2001 and 2000, $5.0 billion and $5.7 billion, respectively, of the related mortgage servicing right asset is classified as available-for-sale, while $3.0 billion and $1.7 billion, respectively, of the related mortgage servicing right asset is classified as held-for-sale.

         A summary of agency-eligible servicing statistics follows:

($ IN THOUSANDS)                                        FOR THE SIX MONTHS                    FOR THE QUARTER
                                                          ENDED JUNE 30,                      ENDED JUNE 30,
                                                 --------------------------------    --------------------------------
                                                      2001              2000              2001              2000
                                                 --------------    --------------    --------------    --------------

Average Underlying Unpaid Principal Balances
     (including subservicing)                    $    9,707,016    $    9,163,193    $   10,177,835    $    9,024,206
Weighted Average Note Rate*                                7.36%             7.64%             7.36%             7.64%
Weighted Average Servicing Fee*                            0.44%             0.43%             0.44%             0.43%
Delinquency (30+ days) Including Bankruptcies
     and Foreclosures*                                     2.73%             2.22%             2.73%             2.22%
Number of Servicing Division Employees                       94                80                94                80

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio.

         The average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the first six months of 2001 as compared to the first six months of 2000 increased $544 million, or 5.9%, generally due to the 110% overall increase in production.

         The average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the second quarter of 2001 as compared to the second quarter of 2000 increased $1.2 billion, or 13%, generally due to the 113% overall increase in production. The weighted average note rate decreased by 28 bps, to 7.36% in the second quarter of 2001 from 7.64% in the second quarter of 2000.

Lease Servicing

         Republic Leasing services leases that are owned by it and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

         ($ IN THOUSANDS)                                  AS OF JUNE 30,
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------

         Owned Lease Servicing Portfolio               $194,569     $174,344
         Serviced For Investors Servicing Portfolio       1,468        7,588
                                                       --------     --------
         Total Managed Lease Servicing Portfolio       $196,037     $181,932
                                                       ========     ========
         Weighted Average Net Yield For
             Managed Lease Servicing Portfolio            10.80%       10.67%
         Delinquencies (30+ Days) Managed Lease
             Servicing Portfolio                           2.62%        2.24%

Consolidated Coverage Ratios

         A summary of the Company's consolidated ratios of servicing fees and net interest income from owned leases to cash operating expenses net of amortization and depreciation follows:

($ IN THOUSANDS)                                        FOR THE SIX MONTHS       FOR THE QUARTER
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                       --------------------    --------------------
                                                         2001        2000        2001        2000
                                                       --------    --------    --------    --------

Total Company Servicing Fees                           $ 17,231    $ 17,880    $  9,016    $  8,565
Net Interest Income from Owned Leases                     5,563       4,420       2,883       2,293
                                                       --------    --------    --------    --------
Total Servicing Fees and Interest from Owned Leases    $ 22,794    $ 22,300    $ 11,899    $ 10,858
                                                       --------    --------    --------    --------

Total Company Operating Expenses                       $ 63,287    $ 59,692    $ 34,866    $ 27,892
Total Company Amortization and Depreciation             (15,068)    (17,197)     (7,845)     (7,697)
                                                       --------    --------    --------    --------
Total Company Operating Expenses, Net of
    Amortization and Depreciation                      $ 48,219    $ 42,495    $ 27,021    $ 20,195
                                                       --------    --------    --------    --------

Coverage Ratio                                               47%         52%         44%         54%
                                                       ========    ========    ========    ========

         The Company's coverage ratios for the first six months of 2001 and 2000 were 47% and 52%, respectively. The Company has a target level of between 50% and 80%. In the opinion of the Company's management, market prices for servicing rights were attractive throughout that period. Opportunistically and as market conditions permit, management would expect to remain in line with the stated objective of maintaining a coverage ratio of between 50% and 80%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

SUMMARY BY OPERATING DIVISION (USING TRADITIONAL PRODUCT GROUPINGS)

         Net income (loss) from continuing operations per common share on a diluted basis for the first six months of 2001 was $0.53 as compared to ($0.63) for the first six months of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the six months ended June 30, 2001 and 2000, respectively:

                                                     AGENCY-ELIGIBLE
                                            ----------------------------------
                                                                                                                        OTHER/
FOR THE SIX MONTHS ENDED JUNE 30, 2001(A)   PRODUCTION   SERVICING REINSURANCE   SUBPRIME    LEASING  TOTAL SEGMENTS ELIMINATIONS
($ IN THOUSANDS)
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

Net interest income (expense)                $  4,060    $ (2,348)   $     (8)   $  4,884    $  5,563    $ 12,151      $   (943)
Net gain on sale of mortgage loans             39,256          --          --      11,308          --      50,564            --
Loss on sale of mortgage servicing rights          --      (2,725)         --          --          --      (2,725)           --
Servicing fees                                     --      17,045          --          --         186      17,231            --
Other income                                      390      (1,939)      1,685           9         646         791           151
                                             ------------------------------------------------------------------------------------
   Total revenues                              43,706      10,033       1,677      16,201       6,395      78,012          (792)
                                             ------------------------------------------------------------------------------------
Salary and employee benefits                   14,483       1,719          --       5,073       1,536      22,811         2,800
Occupancy expense                               6,140         545          --       1,456         252       8,393          (303)
Amortization and provision for impairment
  of mortgage servicing rights                     --      10,543          --          --          --      10,543            --
Provision expense                               1,599          --         113       2,626       1,917       6,255            --
General and administrative expenses             4,918       3,831          62       2,085         818      11,714         1,074
                                             ------------------------------------------------------------------------------------
   Total expenses                              27,140      16,638         175      11,240       4,523      59,716         3,571
                                             ------------------------------------------------------------------------------------
Income (loss) before income taxes              16,566      (6,605)      1,502       4,961       1,872      18,296        (4,363)
Income tax benefit (expense)                   (6,198)      2,471        (528)     (1,976)       (732)     (6,963)        1,848
                                             ------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before transition adjustment                 10,368      (4,134)        974       2,985       1,140      11,333        (2,515)

Transition Adjustment - FAS 133                                                                                            (149)
                                             ------------------------------------------------------------------------------------
Income (loss) from continuing operations     $ 10,368    $ (4,134) $      974    $  2,985    $  1,140    $ 11,333      $ (2,664)
                                             ====================================================================================




FOR THE SIX MONTHS ENDED JUNE 30, 2001(A)    CONSOLIDATED
($ IN THOUSANDS)
(UNAUDITED)
---------------------------------------------------------

Net interest income (expense)                  $ 11,208
Net gain on sale of mortgage loans               50,564
Loss on sale of mortgage servicing rights        (2,725)
Servicing fees                                   17,231
Other income                                        942
                                            -----------
   Total revenues                                77,220
                                            -----------
Salary and employee benefits                     25,611
Occupancy expense                                 8,090
Amortization and provision for impairment
  of mortgage servicing rights                   10,543
Provision expense                                 6,255
General and administrative expenses              12,788
                                            -----------
   Total expenses                                63,287
                                            -----------
Income (loss) before income taxes                13,933
Income tax benefit (expense)                     (5,115)
                                            -----------
Income (loss) from continuing operations
  before transition adjustment                    8,818

Transition Adjustment - FAS 133                    (149)
                                            -----------
Income (loss) from continuing operations       $  8,669
                                            ===========

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                                               AGENCY-ELIGIBLE
                                                                   ---------------------------------------
                                                                                                                         COMMERCIAL
FOR THE SIX MONTHS ENDED JUNE 30, 2000(A) ($ IN THOUSANDS)         PRODUCTION     SERVICING    REINSURANCE    SUBPRIME    MORTGAGE
                                                                   ----------------------------------------------------------------
(UNAUDITED)

Net interest income (expense)                                       $    913      $ (2,316)     $    (39)     $  6,657    $     --
Net gain on sale of mortgage loans                                    11,817            --            --         6,179          --
Gain on sale of mortgage servicing rights                                 --         1,539            --            --          --
Servicing fees                                                            --        17,906            --            --          --
Mark-to-market on residual interests in subprime securitizations          --            --            --        (9,446)         --
Other income                                                             432           248         1,595         1,320          --
                                                                   ----------------------------------------------------------------
   Total revenues                                                     13,162        17,377         1,556         4,710          --
                                                                   ----------------------------------------------------------------
Salary and employee benefits                                          13,123         1,373            90         7,126          --
Occupancy expense                                                      5,523           111            --         1,305          --
Amortization and provision for impairment
  of mortgage servicing rights                                            --        12,209            --            --          --
Provision expense                                                      1,252            --            --           910          --
General and administrative expenses                                    5,137         2,020           172         3,145          --
                                                                   ----------------------------------------------------------------
   Total expenses                                                     25,035        15,713           262        12,486          --
                                                                   ----------------------------------------------------------------
Income (loss) before income taxes                                    (11,873)        1,664         1,294        (7,776)         --
Income tax benefit (expense)                                           4,369          (612)         (454)        2,763
                                                                   ----------------------------------------------------------------
Income (loss) from continuing operations                              (7,504)        1,052           840        (5,013)         --
Discontinued operations:
    Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)                                                                              (2,000)
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                                                                          (660)
                                                                   ----------------------------------------------------------------
Net income (loss)                                                   $ (7,504)     $  1,052      $    840      $ (5,013)   $ (2,660)
                                                                   ================================================================



                                                                                                OTHER/
FOR THE SIX MONTHS ENDED JUNE 30, 2000(A) ($ IN THOUSANDS)         LEASING    TOTAL SEGMENTS ELIMINATIONS  CONSOLIDATED
                                                                   ----------------------------------------------------
(UNAUDITED)

Net interest income (expense)                                      $  4,420      $  9,635      $   (358)     $  9,277
Net gain on sale of mortgage loans                                       --        17,996            --        17,996
Gain on sale of mortgage servicing rights                                --         1,539            --         1,539
Servicing fees                                                          232        18,138          (258)       17,880
Mark to market on residual interests in subprime securitizations         --        (9,446)           --        (9,446)
Other income                                                            566         4,161           213         4,374
                                                                   ----------------------------------------------------
   Total revenues                                                     5,218        42,023          (403)       41,620
                                                                   ----------------------------------------------------
Salary and employee benefits                                          1,438        23,150         1,720        24,870
Occupancy expense                                                       246         7,185          (349)        6,836
Amortization and provision for impairment
  of mortgage servicing rights                                           --        12,209            --        12,209
Provision expense                                                     1,521         3,683            --         3,683
General and administrative expenses                                     622        11,096           998        12,094
                                                                   ----------------------------------------------------
   Total expenses                                                     3,827        57,323         2,369        59,692
                                                                   ----------------------------------------------------
Income (loss) before income taxes                                     1,391       (15,300)       (2,772)      (18,072)
Income tax benefit (expense)                                           (556)        5,510         1,020         6,530
                                                                   ----------------------------------------------------
Income (loss) from continuing operations                                835        (9,790)       (1,752)      (11,542)
Discontinued operations:
   Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)                                     (2,000)                     (2,000)
   Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                                 (660)                       (660)
                                                                   ----------------------------------------------------
Net income (loss)                                                  $    835      $(12,450)     $ (1,752)     $(14,202)
                                                                   ====================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.

         ($ IN THOUSANDS)                                     FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                        ------------------------------
                                                            2001              2000
                                                        ------------      ------------

         Net interest income                            $      4,060      $        913
         Net gain on sale of mortgage loans                   39,256            11,817
         Other income                                            390               432
                                                        ------------      ------------
            Total production revenue                          43,706            13,162
                                                        ------------      ------------
         Salary and employee benefits                         14,483            13,123
         Occupancy expense                                     6,140             5,523
         Provision expense                                     1,599             1,252
         General and administrative expenses                   4,918             5,137
                                                        ------------      ------------
            Total production expenses                         27,140            25,035
                                                        ------------      ------------
            Net pre-tax production margin               $     16,566      $    (11,873)
                                                        ============      ============

         Production                                     $  5,607,683      $  2,570,864
         Pooled production and whole loan sales         $  5,492,235      $  2,489,089

         Total production revenue to pool delivery            80 bps            53 bps
         Total production expenses to production              48 bps            97 bps
                                                        ------------      ------------
            Net pre-tax production margin                     32 bps          (44) bps
                                                        ============      ============

Summary

         The production revenue to pool delivery ratio increased 27 bps for the first six months of 2001 as compared to the first six months of 2000. Net gain on sale of mortgage loans (71 bps for the first six months of 2001 versus 47 bps for the first six months of 2000) increased primarily due to an improvement in the competitive environment as a result of reduced mortgage interest rates and the resulting increase in industry-wide loan production volumes. Net interest income increased to 7 bps in the first six months of 2001 from 4 bps in the first six months of 2000 primarily as a result of a steepening of the yield curve. The Company earns long-term interest rates on loans held-for-sale and borrows funds based on short-term interest indices. The production expenses to production ratio decreased 49 bps from the first six months of 2000 to the first six months of 2001. This was primarily due to the further consolidation of regional loan processing centers during the second half of 2000 and the re-engineering of workflows within those processing centers. Likewise, the Company has been able to leverage its fixed expenses better as a result of increased production. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin increased 76 bps from the first six months of 2000 to the first six months of 2001.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the six months ended June 30, 2001 and 2000, respectively:

($ IN THOUSANDS)                                                                                                   Variance
   Average Volume       Average Rate                                           Interest                         Attributable to
-------------------------------------                                    --------------------                ---------------------
  2001        2000      2001    2000                                       2001        2000      Variance      Rate      Volume
-------------------------------------                                    ---------------------------------------------------------
                                        INTEREST INCOME
                                        Mortgages Held-for-Sale and
$545,477    $330,381    7.40%   8.10%   Mortgage-Backed Securities       $ 20,171    $ 13,386    $  6,785    $ (1,930)   $  8,715
-------------------------------------                                    --------------------------------------------------------
                                        INTEREST EXPENSE
$303,620    $298,229    4.70%   5.11%   Warehouse Line                      7,133       7,616        (483)       (621)        138
 209,395      21,378    5.03%   6.88%   Gestation Line                      5,266         735       4,531      (1,933)      6,464
 118,516     121,503    5.51%   7.22%   Servicing Secured Line              3,264       4,385      (1,121)     (1,013)       (108)
   8,285       3,950    5.94%   5.92%   Servicing Receivable Line             246         117         129           1         128
                                        Facility Fees & Other Charges       1,125       1,845        (720)         --        (720)
-------------------------------------                                    --------------------------------------------------------
$639,816    $445,060    5.32%   6.60%   Total Interest Expense             17,034      14,698       2,336      (3,567)      5,903
-------------------------------------                                    --------------------------------------------------------
                                        Net Interest Income Before
                        2.07%   1.50%   Interdivisional Allocations         3,137      (1,312)   $  4,449    $  1,637    $  2,812
                        =============                                    ========================================================
                                        Allocation to Agency-Eligible
                                         Servicing Division                 2,348       2,316
                                                                         ---------------------
                                        Net Interest Income                 5,485       1,004
                                        Intercompany Net Interest
                                          (Expense) included in
                                          Segmented Income statement       (1,425)        (91)
                                                                         ---------------------
                                        Net Interest Income              $  4,060    $    913
                                                                         =====================

* The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

         The 57 bps increase in the interest-rate spread for the agency-eligible segment was primarily a result of a steepening of the yield curve following the short-term rate cuts made by the Federal Reserve at the end of 2000 and during the first six months of 2001. The Company's mortgages held-for-sale and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

         ($ IN THOUSANDS)                                                    FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------

         Gross proceeds on sales of mortgage loans                      $  5,532,238    $  2,558,467
         Initial unadjusted acquisition cost of mortgage loans sold,
             net of hedge results                                          5,530,560       2,563,602
                                                                        ------------    ------------
         Unadjusted Gain (loss) on sale of mortgage loans                      1,678          (5,135)
         Loan origination and correspondent program
             administrative fees                                              11,306           4,996
                                                                        ------------    ------------
         Unadjusted aggregate margin                                          12,984            (139)
         Acquisition basis allocated to mortgage servicing
             rights (SFAS No. 140)                                            30,905          13,478
         Net deferred costs and administrative fees recognized                (4,633)         (1,522)
                                                                        ------------    ------------
         Net gain on sale of agency-eligible mortgage loans             $     39,256    $     11,817
                                                                        ============    ============

         Net gain on sale of agency-eligible mortgage loans increased $27.4 million to $39.3 million for the first six months of 2001 from $11.8 million for the first six months of 2000. The increase is primarily due to a 118% and 120% increase in production and sales volumes, respectively and an improvement in margin on sale. Production and sales volumes improved as a result of lower interest rates during the first six months of 2001 compared with the first six months of 2000. The margin increased as a result of an improvement in the competitive environment due to the increase of overall industry production.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

         The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the first six months of 2001 and 2000, the Company recognized premium and investment income of approximately $1.7 million and $1.6 million, respectively, that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:

($ IN THOUSANDS)                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ----------    ----------

Net interest income                                                 $    4,884    $    6,657
Net gain on sale of mortgage loans                                      11,308         6,179
Mark-to-Market on residual interests in subprime securitizations            --        (9,446)
Other income                                                                 9         1,320
                                                                    ----------    ----------
   Total production revenue                                             16,201         4,710
                                                                    ----------    ----------
Salary and employee benefits                                             5,073         7,126
Occupancy expense                                                        1,456         1,305
Provision expense                                                        2,626           910
General and administrative expenses                                      2,085         3,145
                                                                    ----------    ----------
   Total production expenses                                            11,240        12,486
                                                                    ----------    ----------
   Net pre-tax production margin                                    $    4,961    $   (7,776)
                                                                    ==========    ==========

Production                                                          $  457,099    $  321,314
Whole loan sales                                                    $  457,192    $  306,578

Total production revenue to whole loan sales                           354 bps       154 bps
Total production expenses to production                                246 bps       389 bps
                                                                    ----------    ----------
   Net pre-tax production margin                                       108 bps     (235) bps
                                                                    ==========    ==========

Summary

         During the first six months of 2001 the subprime unit generated a 108 bps net pre-tax production margin, a 343 bps improvement over the same period of 2000 (277 bps net of a one-time $2.1 million charge related to the Company's reorganization and reengineering in 2000). The $11.5 million increase in production revenues is partially attributable to the $5.1 million increase in gain on sale of mortgage loans due to the 49% increase in whole loan sales. It is also attributable to the absence of the $9.4 million mark-to-market of the residual interest in subprime securitizations. Net of this amount, the total production revenue to whole loan sales decreased 108 bps, to 354 bps for the first six months ended 2001 from 462 bps for the first six months of 2000. This is due to a $1.3 million decrease in other income for the first six months of 2001 compared to 2000, primarily consisting of prepayment fees on securitized loans. Also, net interest income is $1.8 million lower for the six months ended June 30, 2001. This is because during the first six months of 2000, interest of $3.9 million was earned on residuals, which were sold at the end of 2000. Net of this amount, net interest income increased by $2.1 million dollars.

     Due to the reorganization and reengineering efforts completed in 2000, total production expenses to production improved by 143 bps (77 bps or $0.9 million increase net of the $2.1 million reorganization charge in 2000). Despite the 42% increase in production, salary and employee benefits, net of the reorganization charge, remained constant while general and administrative expenses decreased $1.1 million. These savings were partially offset by the $0.2 million increase in occupancy expense and the $1.7 million increase in provision expense.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the six months ended June 30, 2001 and 2000, respectively.

($ IN THOUSANDS)                                                                                                     Variance
   Average Volume        Average Rate                                            Interest                         Attributable to
---------------------------------------                                    --------------------                ---------------------
  2001        2000       2001     2000                                       2001        2000      Variance      Rate       Volume
---------------------------------------                                    ---------------------------------------------------------
$148,248    $155,366    10.79%   10.14%   Mortgages Held-for-Sale          $  7,995    $  7,880    $    115    $    476    $   (361)
      --      51,915       --    14.88%   Residual Certificates                  --       3,863      (3,863)         --      (3,863)
---------------------------------------                                    ---------------------------------------------------------
$148,248    $207,281    10.79%   11.33%   Total Interest Income            $  7,995    $ 11,743    $ (3,748)   $    476    $ (4,224)
---------------------------------------                                    ---------------------------------------------------------
$147,732    $145,068     6.63%    7.15%   Total Interest Expense           $  4,900    $  5,185    $   (285)   $   (380)   $     95
---------------------------------------                                    ---------------------------------------------------------
                         4.15%    4.18%    Net Interest Income             $  3,095    $  6,558    $ (3,463)   $    856    $ (4,319)
                       ================                                                                        =====================
                                           Intercompany Net Interest
                                            Income included in Segmented
                                            Income Statement                  1,789          99
                                                                           --------------------
                                           Net Interest Income             $  4,884    $  6,657
                                                                           ====================

         Net interest income from subprime products decreased $1.8 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This is primarily because the Company sold its residual certificates during the fourth quarter of 2000 resulting in a reduction in interest income of $3.9 million. Net of this amount, net interest income increased by $2.1 million. Interest on mortgages held-for-sale realized a $0.4 million unfavorable variance, due to lower average volumes, which was offset by a $0.5 million favorable variance, attributable to a 65 bps increase in average interest rates. Interest expense decreased by $0.3 million from the first six months of 2000 to the first six months of 2001, primarily due to a 52 bps decrease in average rates.

Net Gain on Sale of Subprime Mortgage Loans

         The Company sold subprime mortgage loans for cash on a whole loan basis during the first six months of 2001 and 2000. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

     A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

         ($ IN THOUSANDS)                                                           FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                 ------------------------
                                                                                    2001          2000
                                                                                 ----------    ----------

         Gross proceeds on whole loan sales of subprime mortgage loans           $  471,363    $  316,912
         Initial unadjusted acquisition cost of subprime mortgage loans sold,
             net of fees                                                            452,630       306,578
                                                                                 ----------    ----------
         Unadjusted gain on whole loan sales of subprime mortgage loans              18,733        10,334
         Net deferred costs and administrative fees recognized                       (7,425)       (4,155)
                                                                                 ----------    ----------
         Net gain on sale of subprime mortgage loans                             $   11,308    $    6,179
                                                                                 ==========    ==========

         The net gain on whole loan sales of subprime mortgage loans increased $5.1 million to $11.3 million for the first six months of 2001 from $6.2 million for the first six months of 2000. $3.0 million of this increase is due to the increase in volume, $1.4 million is due to the increased margin and $0.7 million is due to the mix of increased volume and increased margin. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), the Company reduced its net gain on whole loan sales of subprime mortgage loans by $7.4 million in the first six months of 2001 as compared to $4.2 million in the first six months of 2000.

Mark-to-Market on Residual Interests in Subprime Securitizations

         The Company historically has retained residual certificates in connection with the securitization of subprime loans. For both fiscal year 2000 and the first six months of 2001, the Company executed no securitization transactions of subprime loans. For the six months ended June 30, 2000, the mark-to-market loss on residuals was approximately $9.4 million. Over the remaining quarters of 2000, the Company further marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the residual interests remaining on its balance sheet at September 30, 2000. The Company closed on that sale during the fourth quarter of 2000 and currently has no residuals on the balance sheet.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:

         ($ IN THOUSANDS)                                                    FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------

         Net interest expense                                           $     (2,348)   $     (2,316)
         Loan servicing fees                                                  17,045          17,906
         Other income                                                         (1,939)            248
                                                                        ------------    ------------
            Servicing revenues                                                12,758          15,838
         Salary and employee benefits                                          1,719           1,373
         Occupancy expense                                                       545             111
         Amortization and provision for impairment of mortgage
            servicing rights                                                  10,543          12,209
         General and administrative expenses                                   3,831           2,020
                                                                        ------------    ------------
            Total loan servicing expenses                                     16,638          15,713
            Net pre-tax servicing margin                                      (3,880)            125
         Gain (Loss) on sale of mortgage servicing rights                     (2,725)          1,539
                                                                        ------------    ------------
            Net pre-tax servicing contribution                          $     (6,605)   $      1,664
                                                                        ============    ============

         Average owned servicing portfolio                              $  8,283,969    $  8,028,158
         Servicing sold                                                 $  4,297,205    $  2,579,819

         Net pre-tax servicing margin to average servicing portfolio         (9) bps           0 bps

         Gain (Loss) on sale of servicing to servicing sold                  (6) bps           6 bps

Summary

         The $4.3 million decline in gain on sale of mortgage servicing rights as compared to the first six months of 2000 is due to the rapid decline in interest rates during the first six months of 2001, which triggered the Company's fourth quarter servicing production to prepay at an unprecedented speed even before it could be transferred to the takeout buyers. Net pre-tax servicing margin decreased $4.0 million for the first six months of 2001, compared to the same period of 2000. The $1.8 million increase in general and administrative expenses results from lost interest from curtailments on prepaid loans. Amortization and provision for impairment of mortgage servicing rights decreased $1.7 million, which is attributable to the generally smaller size of the available-for-sale pool. The $2.2 million decrease in other income is due to the election of hedge accounting treatment for its servicing hedges, whereby the Company marked-to-market its hedge instruments on the date of election.

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

Net Interest Expense

         The net interest expense for the six months of 2001 and the six months of 2000 is composed of benefits from escrow accounts of $3.8 million and $4.1 million, respectively, that are offset by $6.1 million and $6.4 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                               FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                          ----------------------------
                                                                              2001            2000
                                                                          ------------    ------------

Underlying unpaid principal balances of agency-eligible mortgage loans
    on which servicing rights were sold during the period                 $  4,297,205    $  2,579,819
                                                                          ============    ============

Gross proceeds from sales of mortgage servicing rights                    $    115,088    $     72,237
Initial acquisition basis, net of amortization and hedge results                97,236          60,504
                                                                          ------------    ------------
Unadjusted gain on sale of mortgage servicing rights                      $     17,852    $     11,733
Acquisition basis allocated from mortgage loans,
    net of amortization (SFAS No. 140)                                         (20,577)        (10,194)
                                                                          ------------    ------------
(Loss) gain on sale of mortgage servicing rights                          $     (2,725)   $      1,539
                                                                          ============    ============

         (Loss) Gain on sale of mortgage servicing rights decreased $4.3 million to $(2.7) million for the first six months of 2001 from $1.5 million for the first six months of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to the rapid decline in interest rates as described previously in the agency-eligible mortgage servicing operations summary.

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

LEASING OPERATIONS

         Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:


($ IN THOUSANDS)                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                             ------------------------
                                                               2001            2000
                                                             --------        --------

Net interest income                                          $  5,563        $  4,420
Other income                                                      646             566
                                                             --------        --------
    Leasing production revenue                                  6,209           4,986
Salary and employee benefits                                    1,536           1,438
Occupancy expense                                                 252             246
Provision expense                                               1,917           1,521
General and administrative expenses                               818             622
                                                             --------        --------
    Total lease operating expenses                              4,523           3,827
    Net pre-tax leasing production margin                       1,686           1,159
Servicing fees                                                    186             232
                                                             --------        --------
    Net pre-tax leasing margin                               $  1,872        $  1,391
                                                             ========        ========

Average owned leasing portfolio                              $193,041        $162,047
Average serviced leasing portfolio                              2,505          10,756
                                                             --------        --------
Average managed leasing portfolio                            $195,546        $172,803
                                                             ========        ========

Leasing production revenue to average owned portfolio             643 bps         615 bps
Leasing operating expenses to average owned portfolio             469 bps         472 bps
                                                             --------        --------
Net pre-tax leasing production margin                             174 bps         143 bps
                                                             ========        ========



         The 25% increase in leasing production revenue for the first six months of 2001 as compared to the first six months of 2000 is primarily due to the 19% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing production margin increased 31 bps in the first six months of 2001 as compared to the first six months of 2000 primarily as a result of the increase in the average owned leasing portfolio. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. As previously announced, the Company is currently evaluating strategic alternatives for its leasing subsidiary, Republic Leasing Company, Inc. ("Republic"). Alternatives being considered include the possible sale of Republic.

Net Interest Income

         Net interest income for the first six months of 2001 was $5.6 million as compared to $4.4 million for the first six months of 2000. This is equivalent to an annualized net interest margin of 4.06% and 3.92% for the first six months of 2001 and 2000, respectively, based upon average lease receivables owned of $193.0 million and $162.0 million, respectively, and average debt outstanding of $165.0 and $137.4 million, respectively.

UNUSUAL ITEMS

         During the first six months of 2001, the agency-eligible production segment benefited from the reversal of $700 thousand of accrued employee benefit expense. This one-time benefit was due to the Company's self-insured health plan experiencing lower than expected claims following the reduction in workforce completed in 2000.

         During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the six month period ended June 30, 2000, the Company reconsidered its positioning in the market and its corporate, management and leadership structures. As a result, the Company reorganized around primary business processes, production/sales, customer fulfillment, servicing and portfolio management and made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net increase in the previously established reorganization reserves of $0.7 million during the period.

         During the first six months of 2000, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications at that time, the Company expected to realize net proceeds equal to the tangible book value of Laureate. The Company amended its defined benefit pension plan to freeze benefits under the plan, changed the benefits available to employees under its 401(k) plan and realized a gain on sale of a branch facility. The Company contributed to a fund that benefited qualified charitable organizations. The Company incurred expenses for consultants who were assisting management in re-engineering work processes.

         The net impact of these unusual items in the first six months of 2000 is summarized below by financial statement component and operating division:


($ IN THOUSANDS)                  AGENCY-ELIGIBLE
                               ---------------------
                                                                     COMMERCIAL
                               PRODUCTION  SERVICING     SUBPRIME     MORTGAGE      LEASING    OTHER      TOTAL
                               ----------  ---------     --------    -----------    -------    -----     -------
Salary and employee
benefits                         $ (244)     $ (45)       $1,251       $    --      $ (22)     $  21     $   961
General and
administrative expenses             171                                                          452         623
Other income                                                                                    (392)       (392)
                                 ------      -----         -----       -------      -----      -----     -------
Net pre-tax effect on
continuing operations               (73)       (45)        1,251                      (22)        81       1,192
Estimated allocable
income tax                           29         17          (458)                       8        (31)       (435)
                                 ------      -----         -----       -------      -----      -----     -------
Net after-tax impact on
continuing operations               (44)       (28)          793                      (14)        50         757
Loss on sale of
operating assets of
Laureate Capital Corp.                                                   2,000                             2,000
Operating profits of
Laureate Capital Corp.                                                    (105)                             (105)
                                 ------      -----         -----       -------      -----      -----     -------
Net after-tax impact             $  (44)     $ (28)        $ 793       $ 1,895      $ (14)     $  50     $ 2,652
                                 ======      =====         =====       =======      =====      =====     =======

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2001, COMPARED TO QUARTER ENDED JUNE 30, 2000

SUMMARY BY OPERATING DIVISION (USING TRADITIONAL PRODUCT GROUPINGS)

         Net income (loss) from continuing operations per common share on a diluted basis for the second quarter of 2001 was $0.47 per share as compared to ($0.13 per share) for the second quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the quarters ended June 30, 2001 and 2000, respectively:

                                         AGENCY-ELIGIBLE
                               -------------------------------------
FOR THE QUARTER ENDED
JUNE 30, 2001 (A)
                                                                                                  TOTAL      OTHER/
($ IN THOUSANDS)               PRODUCTION    SERVICING   REINSURANCE    SUBPRIME     LEASING    SEGMENTS  ELIMINATIONS CONSOLIDATED
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income
  (expense)                      $  2,719      $(1,065)       $   2      $ 2,490     $ 2,883    $  7,029      $  (430)     $  6,599
Net gain on sale of
  mortgage loans                   26,101           --           --        6,607          --      32,708           --        32,708
Loss on sale of mortgage
  servicing rights                     --         (360)          --           --          --        (360)          --          (360)
Servicing fees                         --        8,926           --           --          90       9,016           --         9,016
Other income                          184       (2,220)         785           --         359        (892)         134          (758)
                                 --------------------------------------------------------------------------------------------------
   Total revenues                  29,004        5,281          787        9,097       3,332      47,501         (296)       47,205
                                 --------------------------------------------------------------------------------------------------
Salary and employee benefits        7,991          944           --        2,551         768      12,254        2,532        14,786
Occupancy expense                   3,332          255           --          707         128       4,422         (140)        4,282
Amortization and provision
  for impairment of
  mortgage servicing rights            --        5,327           --           --          --       5,327           --         5,327
Provision expense                   1,302           --           53        1,529         831       3,715           --         3,715
General and administrative
   expenses                         2,579        2,028           31        1,080         406       6,124          632         6,756
                                 --------------------------------------------------------------------------------------------------
   Total expenses                  15,204        8,554           84        5,867       2,133      31,842        3,024        34,866
                                 --------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes                     13,800       (3,273)         703        3,230       1,199      15,659       (3,320)       12,339
Income tax benefit
  (expense)                        (5,155)       1,223         (247)      (1,268)       (466)     (5,913)       1,324        (4,589)
                                 --------------------------------------------------------------------------------------------------
Income (loss) from
  continuing operations          $  8,645      $(2,050)       $ 456      $ 1,962     $   733    $  9,746      $(1,996)     $  7,750
                                 ==================================================================================================


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.




                                                                     AGENCY-ELIGIBLE
                                                      -----------------------------------------
FOR THE QUARTER ENDED JUNE 30, 2000 (A)                                                                             COMMERCIAL
($ IN THOUSAND)                                       PRODUCTION       SERVICING    REINSURANCE       SUBPRIME        MORTGAGE
------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income (expense)                           $    675         $(1,019)        $ (23)        $ 3,571         $    --
Net gain on sale of mortgage loans                         5,611              --            --           3,738
Gain on sale of mortgage servicing rights                     --             731            --              --
Servicing fees                                                --           8,541            --              --
Mark to market on residual interests in
 subprime securitizations                                     --              --            --          (1,771)
Other income                                                 312             120           849             427
                                                        ----------------------------------------------------------------------
   Total revenues                                          6,598           8,373           826           5,965              --
                                                        ----------------------------------------------------------------------
Salary and employee benefits                               6,235             680            48           1,581
Occupancy expense                                          2,833              56            --             676
Amortization and provision for impairment
  of mortgage servicing rights                                --           5,932            --              --
Provision expense                                            352              --            --             168
General and administrative expenses                        2,623           1,082            83           1,691
                                                        ----------------------------------------------------------------------
   Total expenses                                         12,043           7,750           131           4,116              --
                                                        ----------------------------------------------------------------------
Income (loss) before income taxes                         (5,445)            623           695           1,849              --
Income tax benefit (expense)                               1,986            (226)         (244)           (758)             --
                                                        ----------------------------------------------------------------------
Income (loss) from continuing operations                  (3,459)            397           451           1,091              --
Discontinued operations:
  Loss on sale of operating assets of
    Laureate Capital Corp.
    (less applicable income taxes of $200)                                                                              (2,000)
 Operating losses of Laureate Capital Corp.
    (plus applicable income tax benefit of $111)                                                                           105
                                                        ----------------------------------------------------------------------

Net income (loss)                                       $ (3,459)        $   397         $ 451         $ 1,091         $(1,895)
                                                        ======================================================================


FOR THE QUARTER ENDED JUNE 30, 2000 (A)                                            TOTAL           OTHER /
($ IN THOUSANDS)                                              LEASING           SEGMENTS       ELIMINATIONS       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
Net interest income (expense)                                 $ 2,293           $  5,497           $  (336)          $  5,161
Net gain on sale of mortgage loans                                 --              9,349                --              9,349
Gain on sale of mortgage servicing rights                          --                731                --                731
Servicing fees                                                    133              8,674              (109)             8,565
Mark to market on residual interests in
 subprime securitizations                                          --             (1,771)               --             (1,771)
Other income                                                      304              2,012               306              2,318
                                                              ---------------------------------------------------------------
   Total revenues                                               2,730             24,492              (139)            24,353
                                                              ---------------------------------------------------------------
Salary and employee benefits                                      678              9,222               895             10,117
Occupancy expense                                                 126              3,691              (175)             3,516
Amortization and provision for impairment
  of mortgage servicing rights                                     --              5,932                --              5,932
Provision expense                                               1,162              1,682                --              1,682
General and administrative expenses                               328              5,807               838              6,645
                                                              ---------------------------------------------------------------
   Total expenses                                               2,294             26,334             1,558             27,892
                                                              ---------------------------------------------------------------
Income (loss) before income taxes                                 436             (1,842)           (1,697)            (3,539)
Income tax benefit (expense)                                     (180)               578               621              1,199
                                                              ---------------------------------------------------------------
Income (loss) from continuing operations                          256             (1,264)           (1,076)            (2,340)
Discontinued operations:
  Loss on sale of operating assets of
    Laureate Capital Corp. (less applicable income
    taxes of $200)                                                                (2,000)                              (2,000)
 Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $111)                                 105                                  105
                                                              ---------------------------------------------------------------

Net income (loss)                                             $   256           $ (3,159)          $(1,076)          $ (4,235)
                                                              ===============================================================


(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.


($ IN THOUSANDS)                                          FOR THE QUARTER
                                                           ENDED JUNE 30,
                                                   -------------------------------
                                                       2001                 2000
                                                   ----------          -----------

Net interest income                                $    2,719          $       675
Net gain on sale of mortgage loans                     26,101                5,611
Other income                                              184                  312
                                                   ----------          -----------
   Total production revenue                            29,004                6,598
                                                   ----------          -----------
Salary and employee benefits                            7,991                6,235
Occupancy expense                                       3,332                2,833
Provision expense                                       1,302                  352
General and administrative expenses                     2,579                2,623
                                                   ----------          -----------
   Total production expenses                           15,204               12,043
                                                   ----------          -----------
   Net pre-tax production margin                   $   13,800          $    (5,445)
                                                   ==========          ===========

Production                                         $3,085,935          $ 1,408,742
Pooled production and whole loan sales             $3,085,002          $ 1,324,183

Total production revenue to pool delivery                  94 bps               50 bps
Total production expenses to production                    49 bps               85 bps
                                                   ----------          -----------
   Net pre-tax production margin                           45 bps              (35) bps
                                                   ==========          ===========


Summary

     The production revenue to pool delivery ratio increased 44 bps for the second quarter of 2001 as compared to the second quarter of 2000. Net gain on sale of mortgage loans (85 bps for the second quarter of 2001 versus 42 bps for the second quarter of 2000) increased primarily due to an improvement in the competitive environment as a result of reduced mortgage interest rates and the resulting increase in industry-wide loan production volumes. Net interest income increased to 9 bps in the second quarter of 2001 from 5 bps in the second quarter of 2000 primarily as a result of a steepening of the yield curve. The Company earns long-term interest rates on loans held-for-sale and borrows funds based on short-term interest indices. The production expenses to production ratio decreased 36 bps from the second quarter of 2000 to the second quarter of 2001. This was primarily due to the further consolidation of regional loan processing centers during the second half of 2000 and the re-engineering of workflows within those processing centers. Likewise, with high production volumes, the Company was able to more effectively leverage its fixed expenses. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin increased 80 bps from the second quarter of 2000 to second quarter of 2001.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarter ended June 30, 2001 and 2000, respectively:

($ IN THOUSANDS)                                                                                        Variance
 Average Volume       Average Rate                                       Interest                    Attributable to
                                                                     ---------------              ------------------
-----------------------------------
  2001       2000     2001     2000                                   2001     2000   Variance      Rate     Volume
-----------------------------------                                  -----------------------------------------------
                                     INTEREST INCOME
                                     Mortgages Held-for-Sale and
$569,580   $393,064   7.34%   8.20%    Mortgage-Backed Securities    $10,447  $8,060   $ 2,387    $(1,233)  $ 3,620
-----------------------------------                                  ----------------------------------------------
                                     INTEREST EXPENSE
$313,543   $337,325   4.02%   5.27%  Warehouse Line*                 $ 3,155  $4,448   $(1,293)   $  (979)  $  (314)
 226,962     42,756   4.52%   6.88%  Gestation Line                    2,562     735     1,827     (1,340)    3,167
 126,121    119,698   5.09%   7.45%  Servicing Secured Line            1,604   2,229      (625)      (745)      120
   8,312      3,538   7.41%   5.99%  Servicing Receivable Line           154      53       101         29        72
                                     Facility Fees & Other Charges       527     941      (414)        --      (414)
-----------------------------------                                  ----------------------------------------------
$674,938   $503,317   4.74%   6.68%  Total Interest Expense          $ 8,002  $8,406   $  (404)   $(3,034)  $ 2,630
-----------------------------------                                  ----------------------------------------------
                                     Net Interest Income Before
                      2.59%   1.52%    Interdivisional Allocations   $ 2,445  $ (346)  $ 2,791    $ 1,802   $   989
                     ==============                                  ---------------   ============================
                                     Allocation to Agency-Eligible
                                       Servicing Division              1,065   1,019
                                                                     ---------------
                                     Net Interest Income             $ 3,510  $  673
                                     Intercompany Net Interest
                                       Income (Expense) included in
                                       Segmented Income Statement       (791)      2
                                                                     ---------------
                                     Net Interest Income             $ 2,719  $  675
                                                                     ===============

 * The interest-rate yield on the warehouse line is net of the benefit of escrow deposits.

         The 107 basis point increase in the interest-rate spread for the agency-eligible segment was primarily a result of a steepening of the yield curve following the short-term rate cuts made by the Federal Reserve at the end of 2000 and during the first six months of 2001. The Company's mortgages held-for-sale and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                        FOR THE QUARTER
                                                                         ENDED JUNE 30,
                                                                   ---------------------------
                                                                       2001            2000
                                                                   -----------     -----------
Gross proceeds on sales of mortgage loans                          $ 3,120,770     $ 1,350,082
Initial unadjusted acquisition cost of mortgage loans sold,
    net of hedge results                                             3,114,798       1,353,873
                                                                   -----------     -----------
Unadjusted gain (loss) on sale of mortgage loans                         5,972          (3,791)
Loan origination and correspondent program
    administrative fees                                                  6,223           2,716
                                                                   -----------     -----------
Unadjusted aggregate margin                                             12,195          (1,075)
Acquisition basis allocated to mortgage servicing
    rights (SFAS No. 125)                                               16,998           7,683
Net deferred costs and administrative fees recognized                   (3,092)           (997)
                                                                   -----------     -----------
Net gain on sale of agency-eligible mortgage loans                 $    26,101     $     5,611
                                                                   ===========     ===========


         Net gain on sale of agency-eligible mortgage loans increased $20.5 million to $26.1 million for the second quarter of 2001 from $5.6 million for the second quarter of 2000. The increase is primarily due to an increase in production and sales volumes and an improvement in margin on sale. Production and sales volumes improved as a result of lower interest rates during the second quarter of 2001 compared with the second quarter of 2000. The margin increased as a result of an improvement in the competitive environment.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

         The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the second quarter of both 2001 and 2000, the Company recognized premium and investment income of approximately $0.8 million, which has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:

($ IN THOUSANDS)                                                               FOR THE QUARTER
                                                                                ENDED JUNE 30,
                                                                          ---------------------------
                                                                            2001               2000
                                                                          --------          ---------
Net interest income                                                       $  2,490          $   3,571
Net gain on sale of mortgage loans                                           6,607              3,738
Mark-to-Market on residual interests in subprime securitizations                --             (1,771)
Other income                                                                    --                427
                                                                          --------          ---------
   Total production revenue                                                  9,097              5,965
                                                                          --------          ---------
Salary and employee benefits                                                 2,551              1,581
Occupancy expense                                                              707                676
Provision expense                                                            1,529                168
General and administrative expenses                                          1,080              1,691
                                                                          --------          ---------
   Total production expenses                                                 5,867              4,116
                                                                          --------          ---------
   Net pre-tax production margin                                          $  3,230          $   1,849
                                                                          ========          =========

Production                                                                $268,103          $ 168,830
Whole loan sales                                                          $245,561          $ 171,123

Total production revenue to whole loan sales                                   370 bps            349 bps
Total production expenses to production                                        219 bps            244 bps
                                                                          --------          ---------
   Net pre-tax production margin                                               151 bps            105 bps
                                                                          ========          =========

Summary

         During the second quarter of 2001 the subprime unit generated a 151 bps net pre-tax production margin, a 46 bps improvement over the same period of 2000. The $3.1 million increase in production revenues is primarily attributable to the $2.9 million increase in gain on sale of mortgage loans due to the 43% increase in whole loan sales. It is also attributable to the absence of the $1.8 million mark-to-market of the residual interest in subprime securitizations. Net of this amount, the total production revenue to whole loan sales decreased 82 bps, from 452 bps for the second quarter of 2000 to 370 bps for the second quarter ended 2001. This is due to a $0.4 million decrease in other income, primarily consisting of prepayment fees on securitized loans. Also, net interest income is $1.1 million higher for the quarter ended June 30, 2000. This is because during the second quarter of 2000 interest of $1.9 million was earned on residuals, which were sold at the end of 2000. Net of this amount, net interest income increased by $0.9 million dollars.

     Due to the reorganization and reengineering efforts completed in 2000, total production expenses to production improved by 25 bps, from 244 bps at the second quarter of 2000 to 219 bps at the second quarter of 2001. Due to the 59% increase in production and the East Coast expansion, salary and employee benefits increased by $0.9 million while general and administrative expenses decreased $0.6 million. Provision expense increased by $1.4 million, which is also attributable to the increase in production and whole loan sales.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the three months ended June 30, 2001 and 2000, respectively.


($ IN THOUSANDS)                                                                                        Variance
    Average Volume          Average Rate                                  Interest                  Attributable to
-----------------------------------------                             ---------------              -----------------
  2001         2000       2001      2000                                2001     2000   Variance    Rate     Volume
-----------------------------------------                             ---------------------------------------------
$143,593     $165,487    10.57%    10.19% Mortgages Held-for-Sale     $3,793   $4,217   $  (424)   $ 134    $  (558)
      --       48,147       --     16.05% Residual Certificates           --    1,932    (1,932)      --     (1,932)
----------------------------------------                              ---------------------------------------------
$143,593     $213,634    10.57%    11.51% Total Interest Income       $3,793   $6,149   $(2,356)   $ 134    $(2,490)
$141,647     $154,173     6.18%     7.08% Total Interest Expense      $2,188   $2,729   $  (541)   $(319)   $  (222)
----------------------------------------                              ---------------------------------------------
                          4.39%     4.43% Net Interest Income         $1,605   $3,420   $(1,815)   $ 453    $(2,268)
                          ==============                              =============================================
                                          Intercompany Net Interest
                                            Income included in
                                            Segmented Income
                                            Statement                    884      151
                                                                      ---------------
                                          Net Interest Income         $2,490   $3,571
                                                                      ===============

         Net interest income from subprime products decreased $1.1 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This is primarily because the Company sold its residual certificates during the fourth quarter of 2000 resulting in a reduction in interest income of $1.9 million. Net of this amount, net interest income increased by $0.9 million. Interest income on mortgage loans held-for-sale decreased by $0.4 million during the second quarter of 2001 from the second quarter of 2000, primarily due to a $21.9 million decrease in the average volume of mortgages held-for-sale. During 2001, the Company was turning over its inventory of mortgages held-for-sale faster than in 2000. Offsetting this decrease in interest income, interest expense decreased by $0.5 million. This is attributable to a reduction in the average volume of debt, resulting in a $0.2 million decrease, and a 90 bps decrease in average rates, resulting in a $0.3 million decrease.

Net Gain on Sale of Subprime Mortgage Loans

         The Company sold subprime mortgage loans for cash on a whole loan basis during the second quarters of 2001 and 2000. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                           FOR THE QUARTER
                                                                            ENDED JUNE 30,
                                                                      ---------------------------
                                                                         2001              2000
                                                                      ---------         ---------
Gross proceeds on whole loan sales of subprime mortgage loans         $ 253,578         $ 177,477
Initial unadjusted acquisition cost of subprime mortgage loans
  sold, net of fees                                                     243,382           171,123
                                                                      ---------         ---------
Unadjusted gain on whole loan sales of subprime mortgage loans           10,196             6,354
Net deferred costs and administrative fees recognized                    (3,589)           (2,616)
                                                                      ---------         ---------
Net gain on sale of subprime mortgage loans                           $   6,607         $   3,738
                                                                      =========         =========


         The net gain on whole loan sales of subprime mortgage loans increased $2.9 million to $6.6 million for the second quarter of 2001 from $3.7 million for the second quarter of 2000. Also, in accordance with Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), the Company reduced its net gain on whole loan sales of subprime mortgage loans by $3.6 million in the second quarter of 2001 as compared to $2.6 million in the second quarter of 2000.


Mark-to-Market on Residual Interests in Subprime Securitizations

         The Company historically has retained residual certificates in connection with the securitization of subprime loans. For both fiscal 2000 and the second quarter of 2001, the Company executed no securitization transactions of subprime loans. For the quarter ended June 30, 2000, the mark-to-market loss on residuals was approximately $1.8 million. Over the remaining quarters of 2000, the Company further marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the residual interests remaining on its balance sheet at September 30, 2000. The Company closed on that sale during the fourth quarter of 2000 and currently has no residuals on the balance sheet.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:

($ IN THOUSANDS)                                                     FOR THE QUARTER
                                                                      ENDED JUNE 30,
                                                              ------------------------------
                                                                 2001                2000
                                                             -----------         -----------
Net interest expense                                         $    (1,065)        $    (1,019)
Loan servicing fees                                                8,926               8,541
Other (expense) income                                            (2,220)                120
                                                             -----------         -----------
   Servicing revenues                                              5,641               7,642
Salary and employee benefits                                         944                 680
Occupancy expense                                                    255                  56
Amortization and provision for impairment of mortgage
   Servicing rights                                                5,327               5,932
General and administrative expenses                                2,028               1,082
                                                             -----------         -----------
   Total loan servicing expenses                                   8,554               7,750
   Net pre-tax servicing margin                                   (2,913)               (108)
Gain (Loss) on sale of mortgage servicing rights                    (360)                731
                                                             -----------         -----------
   Net pre-tax servicing contribution                        $    (3,273)        $       623
                                                             ===========         ===========

Average servicing portfolio                                  $ 8,403,472         $ 7,935,544
Servicing sold                                               $ 2,120,668         $ 1,451,283

Net pre-tax servicing margin to average servicing                    (14) bps             (1) bps
portfolio
Gain (Loss) on sale of servicing to servicing sold                    (2) bps              5  bps

Summary

         The $1.1 million decline in gain on sale of mortgage servicing rights as compared to the second quarter of 2000 is due to loans prepaying as a result of interest rates remaining low during the second quarter 2001 after their rapid decline in the first quarter of 2001. Net pre-tax servicing margin decreased $2.8 million from the second quarter of 2000 to the same period of 2001. The $0.9 million increase in general and administrative expenses results from lost interest from curtailments on prepaid loans. Amortization and provision for impairment of mortgage servicing rights decreased $0.6 million, which is attributable to the generally smaller size of the available-for-sale pool. In the second quarter of 2001, the Company elected hedge accounting treatment and marked-to-market the hedge instruments resulting in a pre-tax charge of $2.2 million. Net of this amount, the net pre-tax servicing margin decreased $0.6 million dollars from the second quarter of 2000 to the same period of 2001.

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

Net Interest Expense

         The net interest expense for the second quarter of 2001 and the second quarter of 2000 is composed of benefits from escrow accounts of $1.9 million and $2.3 million, respectively, that are offset by $2.9 million and $3.3 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                                     FOR THE QUARTER
                                                                                      ENDED JUNE 30,
                                                                              -------------------------------
                                                                                  2001                2000
                                                                              -----------         -----------
Underlying unpaid principal balances of agency-eligible mortgage loans
    on which servicing rights were sold during the period                     $ 2,120,668         $ 1,451,283
                                                                              ===========         ===========

Gross proceeds from sales of mortgage servicing rights                        $    56,396         $    40,308
Initial acquisition basis, net of amortization and hedge results                   47,581              34,976
                                                                              -----------         -----------
Unadjusted gain on sale of mortgage servicing rights                          $     8,815         $     5,332
Acquisition basis allocated from mortgage loans,
    net of amortization (SFAS No. 125)                                              9,175              (4,601)
                                                                              -----------         -----------
Gain (loss) on sale of mortgage servicing rights                              $      (360)        $       731
                                                                              ===========         ===========

         (Loss) Gain on sale of mortgage servicing rights decreased $1.1 million to $(0.4) million for the second quarter of 2001 from $0.7 million for the second quarter of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to the prepayment of loans as a result of lower interest rates in 2001 compared to 2000.

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

LEASING OPERATIONS

         Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:

($ IN THOUSANDS)                                                  FOR THE QUARTER
                                                                   ENDED JUNE 30,
                                                             ------------------------
                                                               2001            2000
                                                             --------        --------
Net interest income                                          $  2,883        $  2,293
Other income                                                      359             304
                                                             --------        --------
   Leasing production revenue                                   3,242           2,597
Salary and employee benefits                                      768             678
Occupancy expense                                                 128             126
Provision expense                                                 831           1,162
General and administrative expenses                               406             328
                                                             --------        --------
   Total lease operating expenses                               2,133           2,294
   Net pre-tax leasing production margin                        1,109             303
Servicing fees                                                     90             133
                                                             --------        --------
   Net pre-tax leasing margin                                $  1,199        $    436
                                                             ========        ========

Average owned leasing portfolio                              $194,581        $167,767
Average serviced leasing portfolio                              1,909           9,085
                                                             --------        --------
Average managed leasing portfolio                            $196,037        $176,852
                                                             ========        ========

Leasing production revenue to average owned portfolio             666 bps         619 bps
Leasing operating expenses to average owned portfolio             438 bps         547 bps
                                                             --------        --------
Net pre-tax leasing production margin                             228 bps          72 bps
                                                             ========        ========


         The 25% increase in leasing production revenue for the second quarter of 2001 as compared to the second quarter of 2000 is primarily due to the 16% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing production margin increased 156 bps in the second quarter of 2001 as compared to the second quarter of 2000 primarily as a result of the increase in the average owned leasing portfolio. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. As previously announced, the Company is currently evaluating strategic alternatives for its leasing subsidiary, Republic Leasing Company, Inc. ("Republic"). Alternatives being considered include the possible sale of Republic

Net Interest Income

         Net interest income for the second quarter of 2001 was $2.9 million as compared to $2.3 million for the second quarter of 2000. This is equivalent to an annualized net interest margin of 4.31% and 3.93% for the second quarters of 2001 and 2000, respectively, based upon average lease receivables owned of $194.6 million and $167.8 million, respectively, and average debt outstanding of $165.9 and $142.3 million, respectively.

UNUSUAL ITEMS

         There were no unusual items for the quarter ended June 30, 2001.

         During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the first quarter of 2000, the Company reconsidered its positioning in the market and its corporate, management and leadership structures. As a result, the Company reorganized around primary business processes, production/sales, customer fulfillment, servicing and portfolio management and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net reduction in the previously established reorganization reserves of $1.1 million for the period.

         During the second quarter of 2000, the Company decided to dispose of its commercial mortgage operation, Laureate Capital Corp. (Laureate). Based on market indications to date, the Company expected to realize net proceeds equal to the tangible book value of Laureate. The Company amended its defined benefit pension plan to freeze benefits under the plan. Simultaneously, the Company changed the benefits available to employees under its 401(k) plan. The Company realized a gain on sale of a branch facility. The Company contributed to a fund that will benefit qualified charitable organizations. The Company incurred expenses for consultants who were assisting management in re-engineering work processes.

         The net impact of these unusual items in the second quarter of 2000 is summarized below by financial statement component and operating division:


($ in thousands)               AGENCY-ELIGIBLE
                            --------------------
                                                                 COMMERCIAL
                            PRODUCTION  SERVICING   SUBPRIME      MORTGAGE    LEASING      OTHER     TOTAL
                            ----------- ---------- ----------- ------------- ----------- --------- ---------
Salary and employee
benefits                    $ (380)     $ (45)      $ (824)       $    --      $ (22)      $   21   $(1,250)
General and
administrative expenses                                                                       452       452
Other income                                                                                 (392)     (392)
                            -------------------------------------------------------------------------------
Net pre-tax effect on
continuing operations         (380)       (45)        (824)                      (22)          81    (1,190)
Estimated allocable
income tax expense
(benefit)                      142         17          305                         8          (31)      441
                            -------------------------------------------------------------------------------
Net after-tax impact on
continuing operations         (238)       (28)        (519)                      (14)          50      (749)
Loss on sale of operating
assets of Laureate
Capital Corp.                                                       2,000                             2,000
Operating profits of
Laureate Capital Corp.                                               (105)                             (105)
                            -------------------------------------------------------------------------------
Net after-tax impact        $ (238)     $ (28)      $ (519)       $ 1,895      $ (14)      $   50   $ 1,146
                            ===============================================================================

SUPPLEMENTAL RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

SUMMARY BY BUSINESS PROCESS (USING SEGMENTS DEFINED BY BUSINESS PROCESS)

         Net income (loss) from continuing operations per common share on a diluted basis for the first six months of 2001 was $0.53 per share as compared to ($0.63) per share the first six months of 2000. Following is a summary of the revenues and expenses for each of the Company's business process divisions for the six months ended June 30, 2001:

FOR THE SIX MONTHS ENDED JUNE 30,                 CUSTOMER                                       ADMINI-   (B) OTHER /     CONSOLI-
2001 (A) ($ IN THOUSANDS)              SALES     FULFILLMENT  PORTFOLIO  SERVICING   LEASING    STRATION   ELIMINATIONS     DATED
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)        $     --     $     --     $  6,591   $    --     $5,563    $   (946)    $     --     $ 11,208
Net gain on sale of mortgage loans      4,641         (669)      55,824        --         --         424       (9,656)      50,564
Loss on sale of mortgage
  servicing rights                         --           --       (2,725)       --         --          --           --       (2,725)
Servicing fees                             --           --       16,191       854        186          --           --       17,231
Other income                              378            7         (522)      301        646         132           --          942
                                     ---------------------------------------------------------------------------------------------
   Total revenues                       5,019         (662)      75,359     1,155      6,395        (390)      (9,656)      77,220
                                     ---------------------------------------------------------------------------------------------
Salary and employee benefits            9,738       10,732        2,913     2,847      1,536       8,050      (10,205)      25,611
Occupancy expense                         527        3,069          408     1,012        252       2,822           --        8,090
Amortization and provision for
  impairment of mortgage
  servicing rights                         --           --       10,543        --         --          --           --       10,543
Provision expense                          --           --        4,338        --      1,917          --           --        6,255
General and administrative expenses     1,430        2,154        2,254     2,821        818       3,014          297       12,788
                                     ---------------------------------------------------------------------------------------------
   Total expenses                      11,695       15,955       20,456     6,680      4,523      13,886       (9,908)      63,287
                                     ---------------------------------------------------------------------------------------------
Income (loss) before income taxes      (6,676)     (16,617)      54,903    (5,525)     1,872     (14,276)         252       13,933
Income tax expense                                                                                             (5,115)      (5,115)
                                     ---------------------------------------------------------------------------------------------
Income (loss) before transition
  adjustment, allocations and
  transfer pricing                     (6,676)     (16,617)      54,903    (5,525)     1,872     (14,276)      (4,863)       8,818

Transition adjustment - SFAS 133           --           --           --        --         --          --         (149)        (149)
                                     ---------------------------------------------------------------------------------------------
Income (loss) before allocations
  and transfer pricing                 (6,676)     (16,617)      54,903    (5,525)     1,872     (14,276)      (5,012)       8,669
                                     ---------------------------------------------------------------------------------------------

Overhead allocations                    2,053        4,924        1,121     2,218         --     (10,316)          --           --
                                     ---------------------------------------------------------------------------------------------
Income (loss) before transfer
  pricing                              (8,729)     (21,541)      53,782    (7,743)     1,872      (3,960)      (5,012)       8,669

Transfer pricing                       14,786       23,637      (45,006)    6,583         --          --           --           --
                                     ---------------------------------------------------------------------------------------------
Net income (expense)                 $  6,057     $  2,096     $  8,776   $(1,160)    $1,872    $ (3,960)    $ (5,012)    $  8,669
                                     ==============================================================================================


(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(b) Includes consolidation eliminations, SFAS No. 91 and No. 133

REVENUE AND EXPENSE BY SEGMENT FOR THE SIX MONTHS ENDED JUNE 30, 2001

         The following table presents the percentage of revenues and expenses contributed on a direct and NVA (transfer pricing basis) by each of the Company's operating segments.


FOR THE SIX MONTHS ENDED JUNE 30, 2001
($ in thousands) (unaudited)

REVENUES                             DIRECT                     NVA
   Sales                            $  5,019            6%      $ 19,805       26%
   Customer Fulfillment                 (662)          -1%        22,975       30%
   Portfolio                          75,359           98%        30,353       39%
   Servicing                           1,155            1%         7,738       10%
   Leasing                             6,395            8%         6,395        8%
   Administration                       (390)           0%          (390)      -1%
   Other / Eliminations               (9,656)         -12%        (9,656)     -12%
                                    ---------------------       -----------------
   Total revenues                     77,220                      77,220

EXPENSES
   Sales                              11,695           18%        13,748       22%
   Customer Fulfillment               15,955           25%        20,879       33%
   Portfolio                          20,456           32%        21,577       34%
   Servicing                           6,680           11%         8,898       14%
   Leasing                             4,523            7%         4,523        7%
   Administration                     13,886           22%         3,570        6%
   Other / Eliminations               (9,908)         -15%        (9,908)     -16%
                                    ---------------------       -----------------
   Total expenses                     63,287                      63,287

PRE-TAX INCOME (LOSS)
   Sales                            $ (6,676)         -48%       $ 6,057       43%
   Customer Fulfillment              (16,617)        -119%         2,096       15%
   Portfolio                          54,903          394%         8,776       63%
   Servicing                          (5,525)         -40%        (1,160)      -8%
   Leasing                             1,872           13%         1,872       13%
   Administration                    (14,276)        -102%        (3,960)     -28%
   Other / Eliminations                  252            2%           252        2%
                                    ---------------------       -----------------
   Total pre-tax income (loss)      $ 13,933                     $13,933
                                    ========                     =======


SALES

         The sales segment includes the sales forces of both the agency-eligible and subprime units. Under the Company's net value added (NVA) accounting, Sales is responsible for establishing and maintaining relationships with correspondents and brokers. The Customer Fulfillment segment processes loans on behalf of Sales, and Portfolio funds the closing or acquisition of the loans. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The transfer pricing between Sales and Portfolio is based on Portfolio's budgeted margin on sale of loans and budgeted expenses per loan times the actual number of loans produced. The following is a summary of Sale's revenues and expenses and key operating statistics for the six months ended June 30, 2001:

SALES
----------------------------------------------------
($ in thousands except per unit)
(unaudited)

Direct revenues                           $    5,019
Transfer pricing                              14,786
                                          ----------
 Total revenues                               19,805
Direct expenses                               11,695
Overhead expense allocation                    2,053
                                          ----------
 Total expenses                               13,748
                                          ----------
Income                                    $    6,057
                                          ==========

Production                                $6,064,783
Units                                         45,194

Revenue per unit                          $      438
Expense per unit                                 304
                                          ----------
Net pre-tax sales margin                  $      134
                                          ==========

Bps of Revenue per unit                         32.7
Bps of Expense per unit                         22.7
                                          ----------
Net pre-tax sales margin                        10.0
                                          ==========

FTEs                                             153
Units per FTE                                    295


Summary

         As presented previously in the revenue and expense by segment report, the Sales segment contributed 6% of direct revenues and 26% of NVA revenues. Sales contributed 18% and 22% of direct expenses and NVA expenses, respectively. The direct revenue of Sales is comprised of net fees less sales incentives. The Sales segment is responsible for the pricing of fees and sales incentives, which are included in gain on sale of mortgage loans as presented in the Company's consolidated statement of operations. As of June 30, 2001 there were 48 and 105 employees related to agency-eligible and subprime sales, respectively.

CUSTOMER FULFILLMENT

         The Customer Fulfillment segment processes, underwrites, closes and performs certain post-closing functions on behalf of Sales. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The following is a summary of Customer Fulfillment's revenues and expenses and key operating statistics for the six months ended June 30, 2001:

CUSTOMER FULFILLMENT
-----------------------------------------------------------------
($ in thousands except per unit)
(unaudited)

Direct revenues                                       $      (662)
Transfer pricing                                           23,637
                                                      -----------
  Total revenues                                           22,975
Direct expenses                                            15,955
Overhead expense allocation                                 4,924
                                                      -----------
  Total expenses                                           20,879
                                                      -----------
Income (loss)                                         $     2,096
                                                      ===========

Production                                            $ 6,064,783
Units                                                      45,194

Revenue per unit                                      $       508
Expenses per unit                                             462
                                                      -----------
Net pre-tax customer fulfillment margin               $        46
                                                      ===========

Bps of Revenue per unit                                      37.9
Bps of Expense per unit                                      34.4
                                                      -----------
Net pre-tax customer fulfillment margin                       3.5
                                                      ===========

FTEs                                                          427
Units per FTE                                                 106

Summary

         As presented in the revenue and expense by segment table, the Customer Fulfillment segment contributed (1%) of direct revenues and 30% of NVA revenues. Customer Fulfillment contributed 25% and 33% of direct expenses and NVA expenses, respectively. The Customer Fulfillment segment does not have any actual direct revenues. It is debited with certain acquisition expenses, which are included in gain on sale of mortgage loans in the revenue section of the consolidated statement of operations. As of June 30, 2001 there were 302 and 125 Customer Fulfillment employees related to agency-eligible and subprime, respectively.

PORTFOLIO

         Under the Company's NVA accounting, the Portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Portfolio funds loans on behalf of Sales and sells or securitizes loans for delivery into the secondary market in the form of whole loans, mortgage-backed securities (MBS) and servicing rights. In addition to owning loans, MBSs and servicing rights held-for-sale, Portfolio owns servicing rights held-for-investment. The Servicing segment subservices on behalf of the Portfolio segment. The following is a summary of Portfolio's revenues and expenses and key operating statistics for the six months ended June 30, 2001:

                                              SECONDARY        SERVICING        TOTAL
PORTFOLIO                                     MARKETING          ASSETS       PORTFOLIO
----------------------------------------------------------------------------------------
($ in thousands except per unit)
(unaudited)
Direct revenues                              $    66,482      $     8,877      $ 75,359
Transfer pricing                                 (40,862)          (4,144)      (45,006)
                                             ------------------------------------------
 Total revenues                                   25,620            4,733        30,353
Direct expenses                                    8,506           11,949        20,455
Overhead expense allocation                        1,118                4         1,122
                                             ------------------------------------------
 Total expenses                                    9,624           11,953        21,577
                                             ------------------------------------------
Income (loss)                                $    15,996      $    (7,220)     $  8,776
                                             ==========================================

Production and average owned servicing       $ 6,064,783      $ 8,283,969
portfolio
Production and average owned servicing            45,194           76,205
portfolio units
Revenue per unit                             $       567      $        62
Expenses per unit                                    213              157
                                             ----------------------------
Net pre-tax portfolio margin                 $       354      $       (95)
                                             ============================

Bps of Revenue per unit                             42.2              5.7
Bps of Expense per unit                             15.9             14.4
                                             ----------------------------
Net pre-tax portfolio margin                        26.4             (8.7)
                                             ============================

FTEs                                                  85              n/a
Units per FTE                                        532              n/a

Summary

         As presented in the revenue and expense by segment table, the Portfolio segment contributed 98% of direct revenues and 39% of NVA revenues.

         The secondary marketing unit contributed 33% of total NVA revenues and 15% of total NVA expenses. The secondary marketing unit is responsible for managing the pipeline and inventory of loans, the liquidity of the Company and selling/securitizing loans for delivery into the secondary markets. Secondary marketing's major direct revenues are net interest income and gain on sale of mortgage loans. Transferred pricing for secondary marketing is calculated using the actual number of loans it "purchases" from Sales times the budgeted margin and budgeted expense per loan. Secondary marketing's direct expenses include the Company's provision expense. The segment's six month pre-tax income of $16.0 million is primarily attributable to the actual margin exceeding the budgeted margin due to an improved competitive environment during the first six months of 2001. As of June 30, 2001 there were 85 Portfolio employees.

         The servicing assets unit contributed 6% of total NVA revenues and 19% of total NVA expenses. The servicing assets unit is responsible for the management of the Company's owned servicing portfolio. Its direct revenues are from the gain (loss) on sale of mortgage servicing rights and servicing fees collected. Direct expenses of the Servicing assets unit are mainly amortization and impairment expense ($10.5 million of the $11.9 million). The six month loss of $7.2 million is mainly attributable to the $2.7 million loss on the sale of mortgage servicing rights relating to high pre-payments on servicing held-for-sale that was sold during the first and second quarter and the $2.2 million dollar charge for the election of hedge accounting under SFAS No. 133 during the second quarter.

SERVICING

         The Servicing segment subservices loans on behalf of the Portfolio segment and external subservicing customers. The Servicing segment also assists the Portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification (these functions are referred to as "Portfolio Support"). Servicing charges Portfolio fees for services rendered based upon the number of loans set-up, serviced and transferred during the period. Fees for trailing documentation follow-up services are charged on a per loan basis and are recognized by Servicing using the "Rule of 78th" method over a 12 month period of time, approximating the timing of the services performed. The following is a summary of Servicing's revenues and expenses and key operating statistics for the six months ended June 30, 2001:

($ in thousands except per unit)              SERVICING         PORTFOLIO
SERVICING                                      FACTORY           SUPPORT         TOTAL
----------------------------------------------------------------------------------------
(unaudited)
Direct revenues                              $     1,172       $       (17)      $ 1,155
Transfer pricing                                   4,579             2,004         6,583
                                             -------------------------------------------
  Total revenues                                   5,751             1,987         7,738
Direct expenses                                    4,688             1,992         6,680
Overhead expense allocation                        1,131             1,087         2,218
                                             -------------------------------------------
  Total expenses                                   5,819             3,079         8,898
                                             -------------------------------------------
Loss                                         $       (68)      $    (1,092)      $(1,160)

Average UPB serviced / Production            $ 9,707,016       $ 6,064,783
Average units serviced / units produced           87,445            45,194

Revenue per unit                             $        66       $        44
Expenses per unit                                     67                68
                                             -----------------------------
Net pre-tax servicing margin                 $        (1)      $       (24)

Bps of revenue per unit                             11.8               3.3
Bps of expense per unit                             12.0               5.1
                                             -----------------------------
Net pre-tax servicing margin                        (0.1)             (1.8)

FTEs                                                  94                76
Units per FTE                                        930               595

Summary

         As presented in the revenue and expense by segment table, the Servicing segment contributed 1% of direct revenues and 10% of NVA revenues. Servicing contributed 11% and 14% of direct expenses and NVA expenses, respectively.

         The Servicing Factory, which is responsible for subservicing loans on behalf of the Portfolio segment, contributed 7.4% of NVA revenues and 9.2% of NVA expenses. The Servicing

Factory's direct revenues are comprised of miscellaneous servicing fees, third party subservicing fees and other ancillary income related to servicing. Servicing Factory had 94 employees as of June 30, 2001.

         Portfolio Support, which aids Secondary Marketing with the transfer of loans and servicing to end investors and obtaining trailing documents, contributed 2.6% of NVA revenues and 4.9% of NVA expenses. Portfolio Support had 76 employees as of June 30, 2001.

LEASING OPERATIONS

         See page 36 in the Results of Operations for a discussion of Leasing's operating statistics for the six months ended June 30, 2001. Leasing is not included in the new NVA accounting methodology, and only direct revenue and expenses are presented.

ADMINISTRATION

         Administration includes all corporate functions and support areas including administrative services, information systems, finance, human resources, legal and internal audit services. Administration's expenses are allocated to Sales, Customer Fulfillment, Portfolio and Servicing based upon budgeted administration expenses divided by budgeted headcount times the actual headcount of those four segments. The following is a summary of Administration revenues and expenses and key operating statistics for the six months ended June 30, 2001:

ADMINISTRATION
------------------------------------------------------
($ in thousands except per unit)
(unaudited)
Direct revenues                           $      (390)
                                          -----------
  Total revenues                                 (390)
Direct expenses                                13,886
Overhead expense allocation                   (10,316)
                                          -----------
  Total expenses                                3,570
                                          -----------
Income (loss)                             $    (3,960)

Production                                $ 6,064,783
Units                                          45,194

Expenses per unit                         $        79

Bps of expense per unit                           5.9

FTEs                                              196


Summary

         As described above, the Administration segment is credited or debited with revenues and expenses directly related to corporate and support area functions. These costs are then allocated to the business segments based on headcount. The per headcount rates that are charged to the business segments are set each quarter based on forecasted expenses and headcount. The $4.0 million dollar loss is attributable in part to: 1) the Administrative segment being debited with incentive compensation for the entire company tied to the increase in loan volume and profitability; and 2) certain units from the production segments were realigned during the quarter to the Administrative segment and the costs associated with the aforementioned units are not reflected in the second quarter transfer pricing, which is set at the beginning of each quarter.

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


OTHER / ELIMINATION

         Other / Elimination includes the impact of SFAS No. 91 and No. 133, intercompany eliminations, amortization of goodwill, taxes and the transition adjustment due to the implementation of SFAS No.133.



SUPPLEMENTAL RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2001, COMPARED TO QUARTER ENDED JUNE 30, 2000

SUMMARY BY BUSINESS PROCESS (USING SEGMENTS DEFINED BY BUSINESS PROCESS)

         Net income (loss) from continuing operations per common share on a diluted basis for the second quarter of 2001 was $0.47 per share as compared to ($0.13) per share for the second quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's business process divisions for the quarter ended June 30, 2001:

FOR THE QUARTER ENDED JUNE 30, 2001 (A)                      CUSTOMER
($ IN THOUSANDS)                                SALES      FULFILLMENT     PORTFOLIO     SERVICING     LEASING    ADMINISTRATION
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

Net interest income (expense)                  $     --      $     --      $  4,558      $     --      $  2,883      $   (842)
Net gain on sale of mortgage loans                2,730          (397)       35,027            --            --           429
Loss on sale of mortgage servicing rights            --            --          (360)           --            --            --
Servicing fees                                       --            --         8,533           393            90            --
Other income                                        153             1        (1,528)          125           359        (1,632)
                                               ---------------------------------------------------------------------------------
   Total revenues                                 2,883          (396)       46,230           518         3,332        (2,045)
                                               ---------------------------------------------------------------------------------
Salary and employee benefits                      5,432         5,915         1,512         1,430           768         5,751
Occupancy expense                                   229         1,609           190           455           128         1,344
Amortization and provision for impairment
  of mortgage servicing rights                       --            --         5,327            --            --            --
Provision expense                                    --            --         2,884            --           831            --
General and administrative expenses                 740           943         1,650           994           406         1,874
                                               ---------------------------------------------------------------------------------
   Total expenses                                 6,401         8,467        11,563         2,879         2,133         8,969
                                               ---------------------------------------------------------------------------------
Income (loss) before income taxes                (3,518)       (8,863)       34,667        (2,361)        1,199       (11,014)
Income tax expense
                                               ---------------------------------------------------------------------------------
Income (loss) before allocations and
   transfer pricing                              (3,518)       (8,863)       34,667        (2,361)        1,199       (11,014)

Overhead allocations                                888         2,398           497           964            --        (4,747)

                                               ---------------------------------------------------------------------------------
Income (loss) before transfer pricing            (4,406)      (11,261)       34,170        (3,325)        1,199        (6,267)

Transfer pricing                                  8,529        13,308       (25,186)        3,349            --            --
                                               ---------------------------------------------------------------------------------
Net income (expense)                           $  4,123      $  2,047      $  8,984      $     24      $  1,199      $ (6,267)
                                               =================================================================================

FOR THE QUARTER ENDED JUNE 30, 2001 (A)        (B) OTHER/
($ IN THOUSANDS)                              ELIMINATIONS   CONSOLIDATED
(UNAUDITED)
-------------------------------------------------------------------------

Net interest income (expense)                    $     --      $  6,599
Net gain on sale of mortgage loans                 (5,081)       32,708
Loss on sale of mortgage servicing rights              --          (360)
Servicing fees                                         --         9,016
Other income                                        1,764          (758)
                                              ---------------------------
   Total revenues                                  (3,317)       47,205
                                              ---------------------------
Salary and employee benefits                       (6,022)       14,786
Occupancy expense                                     327         4,282
Amortization and provision for impairment
  of mortgage servicing rights                         --         5,327
Provision expense                                      --         3,715
General and administrative expenses                   149         6,756
                                              ---------------------------
   Total expenses                                  (5,546)       34,866
                                              ---------------------------
Income (loss) before income taxes                   2,229        12,339
Income tax expense                                 (4,589)       (4,589)
                                              ---------------------------
Income (loss) before allocations and
   transfer pricing                                (2,360)        7,750

Overhead allocations                                   --            --

                                              ---------------------------
Income (loss) before transfer pricing              (2,360)        7,750

Transfer pricing                                       --            --
                                              ---------------------------
Net income (expense)                             $ (2,360)     $  7,750
                                              ===========================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

(b) Includes consolidation eliminations, SFAS No. 91 and No. 133

REVENUE AND EXPENSE BY SEGMENT FOR THE THREE MONTHS ENDED JUNE 30, 2001

         The following table presents the percentage of revenues and expenses contributed on a direct and NVA (transfer pricing basis) by each of the Company's operating segments.

         FOR THE THREE MONTHS ENDED JUNE 30, 2001
         ($ in thousands) (unaudited)

                                       DIRECT              NVA

         REVENUES
              Sales                   $  2,883      6%   $ 11,412     24%
              Customer Fulfillment        (396)    -1%     12,912     27%
              Portfolio                 46,230     98%     21,044     45%
              Servicing                    518      1%      3,867      8%
              Leasing                    3,332      7%      3,332      7%
              Administration            (2,045)    -4%     (2,045)    -4%
              Other / Eliminations      (3,317)    -7%     (3,317)    -7%
                                      --------    ---    --------    ---
              Total revenues            47,205             47,205

         EXPENSES
              Sales                      6,401     18%      7,289     21%
              Customer Fulfillment       8,467     24%     10,865     31%
              Portfolio                 11,563     33%     12,060     35%
              Servicing                  2,879      8%      3,843     11%
              Leasing                    2,133      6%      2,133      6%
              Administration             8,969     26%      4,222     12%
              Other / Eliminations      (5,546)   -15%     (5,546)   -16%
                                      --------    ---    --------    ---
              Total expenses            34,866             34,866

         PRE-TAX INCOME (LOSS)
              Sales                   $ (3,518)   -29%   $  4,123     33%
              Customer Fulfillment      (8,863)   -72%      2,047     17%
              Portfolio                 34,667    281%      8,984     73%
              Servicing                 (2,361)   -19%         24      0%
              Leasing                    1,199     10%      1,199     10%
              Administration           (11,014)   -89%     (6,267)   -51%
              Other / Eliminations       2,229     18%      2,229     18%
                                      --------    ---    --------    ---
              Total pre-tax income    $ 12,339           $ 12,339
                                      ========           ========

SALES

         The Sales segment includes the sales forces of both the agency-eligible and subprime units. Under the Company's net value added (NVA) accounting, Sales is responsible for establishing and maintaining relationships with correspondents and brokers. The Customer Fulfillment segment processes loans on behalf of Sales, and Portfolio funds the closing or acquisition of the loans. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The transfer pricing between Sales and Portfolio is based on Portfolio's budgeted margin on sale of loans and budgeted expenses per loan times the actual number of loans produced. The following is a summary of Sale's revenues and expenses and key operating statistics for the quarter ended June 30, 2001:

SALES
---------------------------------------------
($ in thousands except per unit)
(unaudited)

Direct revenues                    $    2,883
Transfer pricing                        8,529
                                   ----------
   Total revenues                      11,412
Direct expenses                         6,401
Overhead expense allocation               888
                                   ----------
   Total expenses                       7,289
                                   ----------
Income                             $    4,123
                                   ==========

Production                         $3,354,038
Units                                  25,188

Revenue per unit                   $      453
Expenses per unit                         289
                                   ----------
Net pre-tax sales margin           $      164
                                   ==========

Bps of Revenue per unit                  34.0
Bps of Expense per unit                  21.7
                                   ----------
Net pre-tax sales margin                 12.3
                                   ==========

FTEs                                      153
Units per FTE                             165

Summary

         As presented previously in the revenue and expense by segment report, the Sales segment contributed 6% of direct revenues and 24% of NVA revenues. Sales contributed 18% and 21% of direct expenses and NVA expenses, respectively. The direct revenue of Sales is comprised of net fees less sales incentives. The Sales segment is responsible for the pricing of fees and sales incentives, which are included in gain on sale of mortgage loans as presented in the Company's consolidated statement of income. As of June 30, 2001 there were 48 and 104 employees related to agency-eligible and subprime sales, respectively.

CUSTOMER FULFILLMENT

         The Customer Fulfillment segment processes, underwrites, closes and performs certain post-closing functions on behalf of Sales. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The following is a summary of Customer Fulfillment's revenues and expenses and key operating statistics for the quarter ended June 30, 2001:

CUSTOMER FULFILLMENT
------------------------------------------------------------
($ in thousands except per unit)
(unaudited)

Direct revenues                                $       (396)
Transfer pricing                                     13,308
                                               ------------
   Total revenues                                    12,912
Direct expenses                                       8,467
Overhead expense allocation                           2,398
                                               ------------
   Total expenses                                    10,865
                                               ------------
Income (loss)                                  $      2,047
                                               ============

Production                                     $  3,354,038
Units                                                25,188

Revenue per unit                               $        513
Expenses per unit                                       431
                                               ------------
Net pre-tax customer fulfillment margin        $         81
                                               ============

Bps of Revenue per unit                                38.5
Bps of Expense per unit                                32.4
                                               ------------
Net pre-tax customer fulfillment margin                 6.1
                                               ============

FTEs                                                    427
Units per FTE                                            59

Summary

         As presented in the revenue and expense by segment table, the Customer Fulfillment segment contributed (1%) of direct revenues and 27% of NVA revenues. Customer Fulfillment contributed 24% and 31% of direct expenses and NVA expenses, respectively. The Customer Fulfillment segment does not have any actual direct revenues. It is debited with certain acquisition expenses which are classified in gain on sale of mortgage loans in the revenue section of the consolidated statement of operations. As of June 30, 2001 there were 302 and 125 Customer Fulfillment employees related to agency-eligible and subprime, respectively.

PORTFOLIO

         Under the Company's NVA accounting, the Portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Portfolio funds loans on behalf of Sales and sells or securitizes loans for delivery into the secondary market in the form of whole loans, mortgage-backed securities (MBS) and servicing rights. In addition to owning loans, MBSs and servicing rights held-for-sale, Portfolio owns servicing rights held-for-investment. The Servicing segment subservices on behalf of the Portfolio segment. The following is a summary of Portfolio's revenues and expenses and key operating statistics for the quarter ended June 30, 2001:

                                            SECONDARY     SERVICING       TOTAL
PORTFOLIO                                   MARKETING       ASSETS      PORTFOLIO
---------------------------------------------------------------------------------
($ in thousands except per unit)
(unaudited)

Direct revenues                             $   41,468    $    4,762    $ 46,230
Transfer pricing                               (23,001)       (2,185)    (25,186)
                                            -------------------------------------
   Total revenues                               18,467         2,577      21,044
Direct expenses                                  4,983         6,580      11,563
Overhead expense allocation                        493             4         497
                                            -------------------------------------
   Total expenses                                5,476         6,584      12,060
                                            -------------------------------------
Income (loss)                               $   12,991    $   (4,007)   $  8,984
                                            =====================================

Production and average owned servicing      $3,354,038    $8,403,472
portfolio
Production and average owned servicing
portfolio units                                 25,188        76,280

Revenue per unit                            $      733    $       34
Expenses per unit                                  217            86
                                            -------------------------
Net pre-tax portfolio margin                $      516    $      (53)
                                            =========================

Bps of Revenue per unit                           55.1           3.1
Bps of Expense per unit                           16.3           7.8
                                            -------------------------
Net pre-tax portfolio margin                      38.7          (4.8)
                                            =========================

FTEs                                                85           n/a
Units per FTE                                      296           n/a

Summary

         As presented in the revenue and expense by segment table, the Portfolio segment contributed 98% of direct revenues and 45% of NVA revenues.

         The secondary marketing unit contributed 39% of total NVA revenues and 16% of total NVA expenses. The secondary marketing unit is responsible for managing the pipeline and inventory of loans, the liquidity of the Company and selling/securitizing loans for delivery into the secondary markets. Secondary marketing's major direct revenues are net interest income and gain on sale of mortgage loans. Transferred pricing for secondary marketing is calculated using the actual number of loans it "purchases" from Sales times the budgeted margin and budgeted expenses per loan. Secondary marketing's direct expenses include provision expense. The segment's second quarter pre-tax income of $13.0 million is primarily attributable to the actual margin exceeding the budgeted margin due to an improved competitive environment during the second quarter of 2001. As of June 30, 2001 there were 85 Portfolio employees.

         The servicing assets unit contributed 5% of total NVA revenues and 19% of total NVA expenses. The servicing assets unit is responsible for the management of the Company's owned servicing portfolio. Its direct revenues are from the gain (loss) on sale of mortgage servicing rights and servicing fees collected. The direct expenses of the Servicing assets segment are mainly amortization and impairment expense ($5.3 million of the $6.6 million). The second quarter loss of $4.0 million is mainly attributable to the $2.2 million dollar charge for the election of hedge accounting under SFAS No. 133 during the second quarter.

SERVICING

         The Servicing segment subservices loans on behalf of the Portfolio segment and external subservicing customers. The Servicing segment also assists the Portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification (these functions are referred to as "Portfolio Support"). Servicing charges Portfolio fees for services rendered based upon the number of loans set-up, serviced and transferred during the month. Fees for trailing documentation follow-up services are charged on a per loan basis and are recognized by Servicing using the "Rule of 78th" method over a 12 month period of time, approximating the timing of the services performed. The following is a summary of Servicing's revenues and expenses and key operating statistics for the quarter ended June 30, 2001:

($ in thousands except per unit)          SERVICING     PORTFOLIO
SERVICING                                  FACTORY      SUPPORT       TOTAL
----------------------------------------------------------------------------
(unaudited)

Direct revenues                          $       518    $       --    $  518
Transfer pricing                               2,406           943     3,349
                                         -----------------------------------
   Total revenues                              2,924           943     3,867
Direct expenses                                1,975           904     2,879
Overhead expense allocation                      511           453       964
                                         -----------------------------------
   Total expenses                              2,486         1,357     3,843
                                         -----------------------------------
Income (loss)                            $       438    $     (414)   $   24
                                         ===================================

Average UPB serviced/Production          $10,177,835    $3,354,039
Average units serviced/units produced         90,041        25,188

Revenue per unit                         $        32    $       37
Expenses per unit                                 28            54
                                         -------------------------
Net pre-tax servicing margin             $         5    $      (16)
                                         =========================

Bps of revenue per unit                         11.5           2.8
Bps of expense per unit                          9.8           4.0
                                         -------------------------
Net pre-tax servicing margin                     1.7          (1.2)
                                         =========================

FTEs                                              94            76
Units per FTE                                    958           331

Summary

         As presented in the revenue and expense by segment table, the Servicing segment contributed 1% of direct revenues and 8% of NVA revenues. Servicing contributed 8% and 11% of direct expenses and NVA expenses, respectively.

   The Servicing Factory, which is responsible for subservicing loans on behalf of the Portfolio silo, contributed 6.2% of NVA revenues and 7.1% of NVA expenses. The Servicing Factory's direct revenues are comprised of miscellaneous servicing fees, third party subservicing fees and other ancillary income related to servicing. Servicing Factory had 94 employees as of June 30, 2001.

   Portfolio Support, which aids Secondary Marketing with the transfer of loans and servicing to end investors and obtaining trailing documents, contributed 2.0% of NVA revenues and 3.9% of NVA expenses. Portfolio Support had 76 employees as of June 30, 2001.

LEASING OPERATIONS

         See page 48 in the Results of Operations for a discussion of Leasing's operating statistics for the three months ended June 30, 2001. Leasing is not included in the new NVA accounting methodology, and only direct revenue and expenses are presented.

ADMINISTRATION

         Administration includes all corporate functions and support areas including administrative services, information systems, finance, human resources, legal and internal audit services. Administration's expenses are allocated to Sales, Customer Fulfillment, Portfolio and Servicing based upon budgeted administration expenses divided by budgeted headcount times the actual headcount of those four segments. The following is a summary of Administration revenues and expenses and key operating statistics for the quarter ended June 30, 2001:

ADMINISTRATION
--------------------------------------------
($ in thousands except per unit)
(unaudited)

Direct revenues                $     (2,045)
                               ------------
   Total revenues                    (2,045)
Direct expenses                       8,969
Overhead expense allocation          (4,747)
                               ------------
   Total expenses                     4,222
                               ------------
Income (loss)                  $     (6,267)

Production                     $  3,354,038
Units                                25,188

Expenses per unit              $        168

Bps of expense per unit                12.6

FTEs                                    196

Summary

         As described above, the Administration segment is credited or debited with revenues and expenses directly related to corporate and support area functions. These costs are then allocated to the business segments based on headcount. The per headcount rates that are charged to the business segments are set each quarter based on forecasted expenses and headcount. The $6.3 million loss is attributable in part to: 1) the Administrative segment being debited with incentive compensation for the entire company tied to the increase in loan volume and profitability; and 2) certain units from the production segments were realigned during the quarter to the Administrative segment and the costs associated with the aforementioned units are not reflected in the second quarter transfer pricing, which is set at the beginning of each quarter.

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

OTHER / ELIMINATION

         Other / Elimination includes the impact of SFAS No. 91 and No. 133, intercompany eliminations, amortization of goodwill, taxes and the transition adjustment due to the implementation of SFAS No.133.

FINANCIAL CONDITION

         The Company experienced a 94% increase in the volume of production originated and acquired, to $3.4 billion during the second quarter of 2001 from $1.7 billion in the first quarter of 2001. The June 30, 2001, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $0.8 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.6 billion. This compares to a locked mortgage application pipeline of $0.6 billion and a $0.4 billion application pipeline at December 31, 2001.

         Mortgage loans held-for-sale and mortgage-backed securities totaled $0.6 billion at June 30, 2001 and $0.5 billion at December 31, 2000. The Company's servicing portfolio (exclusive of loans serviced under subservicing agreements) increased to $8.2 billion at June 30, 2001 from $8.0 billion at December 31, 2000 an increase of 2% resulting from the 94% increase in production.

         Short-term borrowings, which are the Company's primary source of funds, totaled $0.9 billion at June 30, 2001 and $0.8 billion at December 31, 2000. At June 30, 2001 and December 31, 2000, there were $6.1 million in long-term borrowings. Other liabilities totaled $114.2 million as of June 30, 2001, compared to the December 31, 2000 balance of $91.0 million, an increase of $23.1 million, or 25%.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In July 2001, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $301.5 million warehouse line of credit provided by a syndicate of unaffiliated banks that expires in July 2002. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $150 million, plus 65% of the Restricted Group's positive net income subsequent to July 25, 2001, plus 90% of capital contributions to the Restricted Group minus restricted payments, (ii) a minimum tangible net worth of $140 million, plus 65% of the Restricted Group's positive net income subsequent to July 25, 2001, plus 90% of capital contributions to the Restricted Group minus restricted payments, (iii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to gestation and repurchase financing agreements, (iv) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans, (v) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion and
(vi) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreements) of at least 1.25 to 1.00 for any period of two consecutive fiscal quarters (the interest rate coverage ratio). The Company also is required to maintain $10 million of liquidity pursuant to the agreement. The covenants also limit the Company's dividends to 35% of the prior quarter consolidated net income commencing after the quarter ended June 30, 2001. The provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

         In July 2001, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $75 million warehouse line of credit that expires in July 2002. The credit agreement includes covenants upon the Restricted Group similar to those described above.

         Meritage, RBMG and a bank are parties to a master repurchase agreement, pursuant to which Meritage and RBMG are entitled from time to time to deliver eligible subprime mortgage loans in an aggregate principal amount of up to $225 million to the bank. The master repurchase agreement has been extended through July 2002.

         RBMG, Inc. and Prime Funding Company entered into a $100 million commercial paper conduit facility in July 2001. The facility expires in April 2002.

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

         The Restricted Group was in compliance with the debt covenants in place at June 30, 2001. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Restricted Group will be able to comply with the debt covenants of these financing agreements. Failure to comply could result in the loss of the related financing.

         The Company has entered into a $10.0 million unsecured line of credit agreement that expires in August 2001. The interest rate on funds borrowed is based upon the prime rate announced by a major money center bank.

         Republic Leasing Corporation ("Republic Leasing"), a wholly-owned subsidiary of the Company, has a $200 million credit facility to provide financing for its leasing portfolio. The warehouse credit agreement matures in August 2001 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by Republic Leasing. The warehouse credit agreement also requires the Company to maintain a minimum net worth of $60 million and Republic Leasing to maintain a ratio of total liabilities to net worth of no more than 10.0 to
1.0. The Company is currently evaluating strategic alternatives for its leasing subsidiary. Alternatives being considered include the possible sale of Republic.

         The Company has been repurchasing its stock pursuant to Board authority since March 1998, and, as of June 30, 2001, the Company had remaining authority to repurchase up to $2.1 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. Shares repurchased are maintained in the Company's treasury account and are not retired. At June 30, 2001, there were 7,301,985 shares held in the Company's treasury account at an average cost of $7.23 per share.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended by SFAS No.'s 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction or
(3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133 on January 1, 2001 and recorded certain transition adjustments in the manner prescribed in SFAS No.133.

         Under SFAS No. 133, rate lock commitments given to borrowers, correspondents or brokers are considered to be derivatives. The Derivative Implementation Group (DIG) of the FASB has not yet made a final determination as to how mortgage companies should value rate locks. Pending ultimate resolution of this issue by the FASB, the Company has tentatively implemented SFAS No.133 assuming that the value of such derivatives is zero at rate lock date. Commencing January 1, 2001, the Company records on its balance sheet any changes in value from the date of rate lock to the balance sheet date.

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

         The Company hedges the interest rate risk (prepayment risk) inherent in its servicing rights assets with various instruments including interest rate floors, interest rate corridors, interest rate swaps, interest rate swaptions, CPC call options, PO swaps, treasury futures and agency futures contracts. Each of these instruments is considered to be a derivative under SFAS No. 133 and must be marked-to-market, with the value being reported as an asset or a liability in the balance sheet. Under SFAS No.133 and the guidance provided by the DIG, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. The Company may elect not to qualify for hedge accounting treatment. Under SFAS No. 133, the hedges must be marked-to-market through the income statement. In contrast, servicing rights are LOCOM assets under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous writedowns of servicing under SFAS No. 125. The election for hedge treatment must be made at the beginning of the accounting period. The Company did not elect hedge accounting treatment related to servicing rights as of January 1, 2001. During May 2001, the Company chose to elect hedge accounting treatment for its servicing hedges. At the time of election, the Company marked-to-market the hedge instruments resulting in a pre-tax charge of $2.2 million. Prior to the election of hedge accounting, the offsetting increase in value of the underlying servicing portfolio could not be recognized, so the $2.2 million charge is included in the Company's second quarter operating results.

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

($ IN THOUSANDS)                                         BALANCE SHEET
                                  ----------------------------------------------------------
                                                                                                CUMULATIVE
                                  DERIVATIVE     TAX     DERIVATIVE       TAX                   EFFECT OF
                                    ASSETS      ASSET    LIABILITIES   LIABILITY       OCI        CHANGE
                                  ----------    ------   -----------   ---------     -------    ----------

Rate lock commitments               $1,366      $           $           $   509      $            $  857
Derivatives hedging rate lock
  Commitments                          308         663       1,779          115                     (923)
Pairoffs of Derivatives                 55          70         187           21                      (83)
Derivatives hedging loans
  Held-for-sale                                  1,703       4,568                    (2,865)
Derivatives swapping variable
  Rate debt to fixed rate debt                     659       1,745                    (1,086)
                                    ------      ------      ------      -------      -------      ------
Total impact                        $1,729      $3,095      $8,279      $   645      $(3,951)     $ (149)
                                    ======      ======      ======      =======      =======      ======

         In addition to the cumulative effect adjustment above, SFAS No. 133 resulted in an increase in net income of $84 thousand net of tax for the six months ($0.01 per share), and a decrease of $517 thousand net of tax for the quarter ($0.03 per share).

DIVISIONAL ANALYSIS OF PRE-TAX FUNDS GENERATED FROM OPERATIONS

         The analyses that follow are included solely to assist investors in obtaining a better understanding of the material elements of the Company's funds generated by operations at a divisional level. It is intended as a supplement, and not an alternative to, and should be read in conjunction with, the Consolidated Statement of Cash Flows, which provides information concerning elements of the Company's cash flows.

SUMMARY

         On a combined divisional basis, during the six months ended June 30, 2001 and 2000, the Company generated approximately $34.1 million and $13.6 million, respectively, of positive funds from continuing operations.

         ($ in thousands)               FOR THE SIX MONTHS ENDED
                                                JUNE 30,
                                        ------------------------
                                           2001          2000
                                         --------      --------

         Agency-eligible production      $ 12,766      $ (7,897)
         Agency-eligible servicing          1,647        12,407
         Subprime production               15,706         5,993
         Leasing                            3,933         3,077
                                         --------      --------
                                         $ 34,052      $ 13,580
                                         ========      ========

         Each of the Company's divisions produced positive operating funds during both periods except for agency-eligible production which produced negative operating funds in the first half of 2000. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.

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

($ in thousands)                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
                                                          2001                     2000
                                                        --------                 --------

Income (loss) before income taxes                       $ 16,566                 $(11,873)
Deduct:
     Net gain on sale of mortgage loans, as reported     (39,256)                 (11,817)
Add back:
     Cash gains on sale of mortgage loans                 12,984                     (139)
     Cash gains on sale of mortgage servicing rights      17,852                   11,733
     Depreciation and amortization                         3,021                    2,947
     Provision expense                                     1,599                    1,252
                                                        --------                 --------
                                                        $ 12,766                 $ (7,897)
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

($ in thousands)                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------
                                                        2001                     2000
                                                      --------                 --------

Income (loss) before income taxes                     $ (6,606)                $  1,664
Deduct:
     Net gain on sale of mortgage servicing
      rights, as reported                               (2,725)                  (1,539)
Add back:
     Amortization and provision for impairment of
        Mortgage servicing rights                       10,542                   12,209
 Depreciation and amortization                             436                       73
                                                      --------                 --------
                                                      $  1,647                 $ 12,407
                                                      ========                 ========

SUBPRIME PRODUCTION

         Generally, the Company purchases subprime loans through a wholesale broker network. The Company then sells or securitizes the loans so produced. Existing accounting principles require that at the time loans are securitized, the Company capitalize the estimated fair value of future cash flows to be received in connection with retention by the Company of a residual interest in the securitized loans. Accordingly, amounts reported as gains on sale of subprime mortgage loans may not represent cash gains to the extent that associated residual interests are retained and capitalized. In the first six months of 2000 and 2001, the Company sold all of its loans to the cash markets. In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's subprime mortgage production activities.

($ in thousands)                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------
                                                                 2001                     2000
                                                               --------                 --------

Income (loss) before income taxes                              $  4,961                 $ (7,776)
Deduct:
     Net gain on sale of subprime loans, as reported            (11,308)                  (6,179)
     Accretion income on residuals                                   --                   (3,786)
Add back:
     Cash gains on sale of whole subprime loans                  18,733                   10,334
     Cash received from investments in residual certificates         --                    1,471
     Depreciation and amortization                                  694                    1,573
     Provision expense                                            2,626                      910
     Mark-to-market on residuals                                     --                    9,446
                                                               --------                 --------
                                                               $ 15,706                 $  5,993
                                                               ========                 ========

LEASING

         Generally, the Company originates small-ticket equipment leases for commercial customers that are retained as investments by the Company. Investments in leases originated and retained are financed through a borrowing facility at draw rates that approximate the net cash investment in the related lease. Accordingly, financing activities related to growth in the balance of leases held-for-investment do not significantly impact operating cash flow. In this context, the table below reconciles the major elements of operating funds flow allocable to leasing activities.

($ in thousands)                           FOR THE SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------
                                            2001                       2000
                                           ------                     ------

Income before income taxes                 $1,872                     $1,391
Add back:
     Depreciation and amortization of
       goodwill and intangibles               144                        165
     Provision expense                      1,917                      1,521
                                           ------                     ------
                                           $3,933                     $3,077
                                           ======                     ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A primary market risk facing the Company is interest rate risk. The Company attempts to manage this risk by striving to balance its loan origination and loan servicing business segments, which are countercyclical in nature. In addition, the Company uses various financial instruments, including derivatives contracts, to manage the interest rate risk related specifically to its committed pipeline, mortgage loan inventory, mortgage backed securities held-for-sale, servicing rights and leases. The overall objective of the Company's interest rate risk management policies is to mitigate potentially significant adverse effects that changes in the values of these items, resulting from changes in interest rates, might have on the Company's consolidated balance sheet. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

                           PART II. OTHER INFORMATION

ITEM 4. - MATTERS SUBMITTED TO SHAREHOLDERS FOR VOTE

During the period of April 1, 2001, through June 30, 2001, the following matters were submitted to a vote of security holders:

At the annual meeting of the shareholders of the Company on May 2, 2001, the shareholders elected Roger O. Goldman, David W. Johnson, Jr., Robin C. Kelton and Joel A. Smith III to serve as directors of the Company. Mr. Smith and Mr. Kelton will serve for three year terms expiring at the 2004 annual meeting of shareholders. Mr. Johnson and Mr. Goldman will serve for two year terms expiring at the 2003 annual meeting. Mr. Smith received 12,339,716 votes, 1,619,708 votes were withheld with no votes against. Mr. Kelton received 10,821,774 votes, 3,137,650 votes were withheld with no votes against. Mr. Johnson received 12,245,734 votes, 1,713,690 votes were withheld with no votes against. Mr. Goldman received 10,669,514 votes, 3,289,910 votes were withheld with no votes against.

At the annual meeting of the shareholders of the Company on May 2, 2001, the shareholders voted to approve the Resource Bancshares Mortgage Group, Inc. Outside Directors' Stock Option Plan. The approval received 11,736,144 votes, 39,127 shares abstained and 2,184,153 shares voted against.

At the annual meeting of the shareholders of the Company on May 2, 2001, the shareholders voted to approve an amendment to the Amended and Restated Resource Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan to increase by 500,000 the number of shares of common stock of the Company available for issuance thereunder. The approval received 10,950,972 votes, 39,048 shares abstained and 2,969,404 shares voted against.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         - (a) A list of exhibits filed with this Form 10-Q, along with the exhibit index can be found on pages A to I following the signature page.

         - (b) No reports on Form 8-K were filed during the first six months of 2001.

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

                                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                    ----------------------------------------
                                             (Registrant)


                                    /s/ Steven F. Herbert
                                    --------------------------------------------
                                    Steven F. Herbert
                                    Corporate Chief Financial Executive

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

3.4                Amended and Restated Bylaws of the Registrant as amended through November 8,        *
                   2000 incorporated by reference to Exhibit 4.2 of the Registrant's
                   Registration No. 333-55054.

4.1                Specimen Certificate of Registrant's Common Stock incorporated by reference         *
                   to Exhibit 4.1 of the Registrant's Registration No. 33-53980

4.2                Rights Plan dated as of February 6, 1998 between the Registrant and First           *
                   Chicago Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on February 8, 1998

4.3                Note Agreement between the Registrant and UNUM Life Insurance Company of            *
                   America dated May 16, 1997  incorporated  by reference to Exhibit 10.45 of the
                   Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

10.1               (A) Outside Directors' Stock Option Plan (as amended through March 19,              *
                   2001) is incorporated by reference to Exhibit 10.32 of the Registrant's
                   Annual Report on Form 10-K for the period ended December 31, 2000

                   (B) Amendment to the Outside Directors' Stock Option Plan adopted May 2,          ----
                   2001

10.2               Stock Option Agreement between the Registrant and Lee E. Shelton incorporated       *
                   by reference to Exhibit 10.8 (B) of the Registrant's Annual Report on Form
                   10-K for the year ended December 31, 1993

10.3               Director Deferred Compensation Plan dated June 2000 incorporated by reference       *
                   to Exhibit 10.57 of the Registrant's Quarterly Report on Form 10-Q for the
                   period ended June 30, 2000

10.4               Outside Director Life Insurance Plan dated June 2000 incorporated by                *
                   reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

                                        A

                                INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

10.5               (A) Change of Control Agreement by and between Resource Bancshares                  *
                   Mortgage Group, Inc. and Steven F. Herbert, dated as of July 27, 2000, incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended September 30, 2000.

                   (B) Amendment to Change of Control Agreement between Steven F. Herbert            ----
                   and the Company dated May 2, 2001

10.6               (A) Employment Agreement dated April 3, 2000, between Resource                      *
                   Bancshares Mortgage Group, Inc. and Harold Lewis, Jr. incorporated by reference to Exhibit 10.6 (A) of the Registrant's Quarterly Report on Form
                   10-Q for the period ended June 30, 2000

                   (B) Change of Control Agreement dated May 3, 2000, by and between                   *
                   Resource Bancshares Mortgage Group, Inc. and Harold Lewis, Jr. incorporated by reference to Exhibit 10.6 (B) of the Registrant's  Quarterly Report on Form
                   10-Q for the period ended June 30, 2000

                   (C) Amendment to Change of Control Agreement between Harold Lewis, Jr.            ----
                   and the Company dated May 2, 2001

10.7               (A) Change of Control Agreement dated November 8, 2000 by and between               *
                   Resource Bancshares Mortgage Group, Inc. and William M. Ross incorporated by reference to Exhibit 10.7 (A) of the Registrant's Annual Report on Form 10-K
                   for the period ended December 31, 2000

                   (B) Employment Agreement dated November 1, 2000 between Resource                    *
                   Bancshares Mortgage Group and William M. Ross incorporated by reference to
                   Exhibit 10.7 (B) of the Registrant's Annual Report on Form
                   10-K for the period ended December 31, 2000

                   (C) Amendment to Change of Control Agreement between William M. Ross and          ----
                   the Company dated May 2, 2001

10.8               Section 125 Plan incorporated by reference to Exhibit 10.17 of the                  *
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

10.9               (A) Pension Plan incorporated by reference to Exhibit 10.18 of the                  *
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

                   (B) Amendment I to Pension Plan incorporated by reference to Exhibit 10.21          *
                   of the Registrant's Annual Report on Form 10-K for the year ended December
                   31, 1994


                                        B

                                INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

                   (C) Amendment II to Pension Plan incorporated by reference to Exhibit 10.22         *
                   of the Registrant's Annual Report on Form 10-K for the year ended December
                   31, 1994.

                   (D) Amendment to Pension Plan effective January 1, 1995 incorporated by             *
                   reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K for
                   the year ended December 31, 1995

                   (E) Amendment IV to Pension Plan effective May 31, 2000 incorporated by             *
                   reference to Exhibit 10.16(B) of the Registrant's Quarterly Report on Form 10-
                   Q for the period ended June 30, 2000

10.10              (A) Phantom 401(k) Plan incorporated by reference to Exhibit 10.24 of the           *
                   Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1994

                   (B) Amendment to Phantom 401(k) Plan incorporated by reference to Exhibit           *
                   10.17(B) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999

                   (C) Merger and Transfer Agreement Between The Resource Bancshares Mortgage          *
                   Group, Inc. and Fidelity Management Trust Company incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q for the
                   period ended September 30, 1999.

10.11              (A) Resource Bancshares Mortgage Group, Inc. Supplemental Executive                 *
                   Retirement Plan incorporated by reference to Exhibit 10.14 of the Registrant's
                   Quarterly Report on Form 10-Q for the period ended June 30, 1998.

                   (B) First Amendment to Resource Bancshares Mortgage Group, Inc. Supplemental        *
                   Executive Retirement Plan dated October 28, 1998 incorporated by reference to
                   Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1998

                   (C) Second Amendment to Resource Bancshares Mortgage Group, Inc. Supplemental       *
                   Executive Retirement Plan dated May 31, 2000 incorporated by reference to Exhibit
                   10.19 (B) of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.12              (A) Pension Restoration Plan incorporated by reference to Exhibit 10.25             *
                   of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1994

                   (B) Resolution of Board of Directors freezing additional accruals under             *
                   the Pension Restoration Plan effective May 31, 2000 incorporated by reference to Exhibit 10.20 (B) of the Registrant's Quarterly Report on Form 10-Q for the
                   period ended June 30, 2000


                                       C

                                INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

10.13              (A) Stock Investment Plan incorporated by reference to Exhibit 4.1 of the           *
                   Registrant's Registration No. 33-87536

                   (B) Amendment I to Stock Investment Plan incorporated by reference to Exhibit       *
                   10.27 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1994

                   (C) Amendment II to Stock Investment Plan dated November 30, 1998                   *
                   incorporated by reference to Exhibit 4.1(c) of the Registrant's Registration
                   Statement No. 333-68909

                   (D) Amendment III to Stock Investment Plan dated February 2, 2000                   *
                   incorporated by reference to Exhibit 10.22 (C) of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended March 31, 2000

10.14              (A) Change of Control Agreement by and between Resource Bancshares
                   Mortgage Group, Inc. and Douglas K. Freeman, dated as of January 10, 2000           *
                   incorporated by reference to Exhibit 10.23 (A) of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended March 31, 2000

                   (B) Employment Agreement between Resource Bancshares Mortgage Group,                *
                   Inc. and Douglas K. Freeman dated as of January 10, 2000 incorporated by reference to Exhibit 10.23 (C) of the Registrant's Quarterly Report on Form
                   10- Q for the period ended March 31, 2000

                   (C) Incentive Stock Option Agreement pursuant to Resource Bancshares                *
                   Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated January 10, 2000 incorporated by reference to Exhibit 10.14
                   (c) of the Registrant's Quarterly Report on Form 10-Q for the period ended
                   March 31, 2001

                   (D) Incentive Stock Option Agreement under the Resource Bancshares Mortgage         *
                   Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated February 1, 2001 incorporated by reference to Exhibit
                   10.14 (d) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001

                   (E) Incentive Stock Option Agreement under the Resource Bancshares Mortgage
                   Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated June 25, 2001                                                    ----

                   (F) Incentive Stock Option Agreement under the Resource Bancshares Mortgage
                   Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated June 25, 2001                                                    ----

                   (G) Incentive Stock Option Agreement under the Resource Bancshares
                   Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated June 25, 2001                                                    ----

                   (H) Incentive Stock Option Agreement under the Resource Bancshares                ----
                   Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated June 25, 2001


                                       D

                                INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

                   (I) Incentive Stock Option Agreement under the Resource Bancshares                ----
                   Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas
                   K. Freeman dated June 25, 2001

                   (J) Amendment to Change of Control Agreement between Douglas K. Freeman           ----
                   and the Company dated May 2, 2001

                   (K) Amendment to employment agreement between Douglas K. Freeman and the          ----
                   Company dated June 25, 2001

10.15              (A) Employee Stock Ownership Plan incorporated by reference to Exhibit              *
                   10.29 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1994

                   (B) First Amendment to Employee Stock Ownership Plan dated October 31,              *
                   1995 incorporated by reference to Exhibit 10.41 of the Registrant's Annual
                   Report on Form 10-K for the year ended December 31, 1995

                   (C) Second Amendment to Employee Stock Ownership Plan dated August 12,              *
                   1996 incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended September 30, 1996

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

                   (E) Resolutions of the Board of Directors suspending contributions to             ----
                   the Employee Stock Ownership Plan and directing officers to take steps to terminate the Employee Stock Ownership Plan

10.16              (A) ESOP Loan and Security Agreement dated January 12, 1995 between the             *
                   Registrant and The Resource Bancshares Mortgage Group, Inc. Employee Stock
                   Ownership Trust incorporated by reference to Exhibit 10.31 of the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1995

                   (B) ESOP Loan and Security Agreement dated May 3, 1996, between the                 *
                   Registrant and The Resource Bancshares Mortgage Group, Inc. Employee Stock
                   Ownership Trust incorporated by reference to Exhibit 10.36 of the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

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


                                       E

                               INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

                   (B) ESOP Notes dated March 8, 1999, April 26, 1999, July 1, 1999 and October        *
                   1, 1999 between the Registrant and The Resource Bancshares Mortgage Group,
                   Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.30
                   (B) of the Registrant's Annual Report on Form 10-K for the year ended December
                   31, 1999

10.18              (A) Formula Stock Option Plan incorporated by reference to Exhibit 10.36 of         *
                   the Registrant's Quarterly Report on Form 10-Q for the period ended September
                   30, 1995

                   (B) Amendment to Resource Bancshares Mortgage Group, Inc. Formula Stock             *
                   Option Plan and Non-Qualified Stock Option Plan incorporated by reference to
                   Exhibit 10.42 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997

                   (C)  First Amendment to the Formula Stock Option Plan incorporated by               *
                   reference to Exhibit 99.8 of the Registrant's Registration No. 333-29245 as
                   filed on December 1, 1997

                   (D) Second Amendment to Resource Bancshares Mortgage Group, Inc. Formula            *
                   Stock Option Plan dated October 28, 1998 incorporated by reference to Exhibit
                   10.34 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1998

                   (E) Third Amendment to Resource Bancshares Mortgage Group, Inc. Formula             *
                   Stock Option Plan by incorporated by reference to Exhibit 3.4 of the Registrant's
                   Quarterly Report on Form 10-Q for the period ended September 30, 2000

10.19              Form of Indemnity Agreement by and between Resource Bancshares Mortgage             *
                   Group, Inc. and Directors and/or Officers of the Corporation.

10.20              (A) Amended and Restated Omnibus Stock Award Plan incorporated by                   *
                   reference to Exhibit 99.10 of the Registrant's Registration No. 333-29245
                   filed on December 1, 1997

                   (B) First Amendment to Omnibus Stock Award Plan and form of Incentive               *
                   Stock Option Agreement and Release to the Omnibus Stock Award Plan incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q
                   for the period ended September 30, 1998.

                   (C) Second Amendment to Resource Bancshares Mortgage Group, Inc. Omnibus Stock
                   Award Plan dated October 29, 1998 incorporated by reference to Exhibit              *
                   10.37 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1998

                   (D) Third Amendment to Omnibus Stock Award Plan is incorporated by
                   reference to Exhibit 10.20 (D) of the Registrant's Annual Report on Form 10-K       *
                   for the period ended December 31, 2000

                   (E) Fourth Amendment to the Omnibus Stock Award Plan adopted May 2, 2001          ----


                                       F

                               INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

10.21              (A) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)             *
                   incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended March 31, 1997

                   (B) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)             *
                   effective June 2000 (officer vesting provisions) incorporated by reference to Exhibit 10.38 (B) of the Registrant's Quarterly Report on Form 10-Q for
                   the period ended June 30, 2000

                   (C) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)             *
                   effective June 2000 ($16 vesting provisions) incorporated by reference to
                   Exhibit 10.38 (C) of the Registrant's Quarterly Report on Form 10-Q for the
                   period ended June 30, 2000

                   (D) Form of Incentive Stock Option Agreement (Omnibus Stock Award Plan)           ----
                   effective June 2001 ($21 vesting provisions)

10.22              (A) Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock Option Plan        *
                   dated September 1, 1996 incorporated by reference to Exhibit 10.33 of the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

                   (B) Form of Non-Qualified Stock Option Agreement (Non-Qualified Stock Option        *
                   Plan), incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended March 31, 1997

                   (C) First Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified       *
                   Stock Option Plan dated January 29, 1997 incorporated by reference to Exhibit
                   10.41 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1998

                   (D) Second Amendment to the Non-Qualified Stock Option Plan dated February 6,       *
                   1998 incorporated by reference to Exhibit 10.40 of the Registrant's Quarterly
                   Report on Form 10-Q for the period ended March 31, 1998

                   (E) Third Amendment to Resource Bancshares Mortgage Group, Inc. Non-Qualified       *
                   Stock Option Plan dated October 28, 1998 incorporated by reference to Exhibit
                   10.43 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1998

                   (F) Agreement and Release Form of Non-Qualified Stock Option Agreement              *
                   incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report
                   on Form 10-Q for the period ended March 31, 1998

10.23              (A) Amended and Restated Retirement Savings Plan dated April 1, 1996                *
                   incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

                   (B) First Amendment to Amended and Restated Retirement Savings Plan dated as        *
                   of November 8, 1996 incorporated by reference to Exhibit 10.35 of the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1996


                                       G

                               INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

                   (C) Second Amendment to Amended and Restated Retirement Savings Plan dated          *
                   January 1997, incorporated by reference to Exhibit 10.38 of the Registrant's
                   Quarterly Report on Form 10-Q for the period ended March 31, 1997

                   (D) Third Amendment to Amended and Restated Retirement Savings Plan dated May       *
                   31, 2000 incorporated by reference to Exhibit 10.47 (B) of the Registrant's
                   Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.24              (A) Agreement of Merger dated April 18, 1997 between Resource Bancshares            *
                   Mortgage Group, Inc., RBC Merger Sub, Inc. and Resource Bancshares
                   Corporation incorporated by reference to Annex A of the Registrant's
                   Registration No. 333-29245

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

10.25              (A) Mutual Release and Settlement Agreement between the Registrant, Lee E.          *
                   Shelton and Constance P. Shelton dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form 10-Q
                   for the period ended June 30, 1997

                   (B) Amendment to Mutual Release and Settlement Agreement between Registrant,        *
                   Lee E. Shelton and Constance P. Shelton dated January 31, 1997 incorporated by reference to Exhibit 10.44 of the Registrant's Quarterly Report on Form
                   10-Q for the period ended September 30, 1997

10.26              Preferred Provider Organization Plan for Retired Executives incorporated by         *
                   reference to Exhibit 10.43 of the Registrant's Quarterly Report on Form 10-Q
                   for the period ended September 30, 1998

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


                                       H

                               INDEX TO EXHIBITS

EXHIBITS           DESCRIPTION                                                                       PAGE
--------           -----------                                                                       ----

10.29              (A) Voluntary Employees' Beneficiary Association Trust for the Employees of         *
                   Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit
                   10.53 of the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1999

                   (B) Voluntary Employees' Beneficiary Association Plan for the Employees of          *
                   Resource Bancshares Mortgage Group, Inc. incorporated by reference to Exhibit
                   10.54 of the Registrant's Quarterly Report on Form 10-Q for the period ended
                   March 31, 2000

10.30              MSC Stock Option Agreement between Resource Bancshares Mortgage Group, Inc.         *
                   and Boyd M. Guttery dated February 2, 2000 incorporated by reference to
                   Exhibit 10.55 of the Registrant's Quarterly Report on Form 10-Q for the
                   period ended June 30, 2000

10.31              MSC Stock Option Agreement between Resource Bancshares Mortgage Group, Inc.         *
                   and Stuart M. Cable dated February 2, 2000 incorporated by reference to
                   Exhibit 10.56 of the Registrant's Quarterly Report on Form 10-Q for the
                   period ended June 30, 2000

10.32              (A) Employment Agreement dated June 3, 1993, between the Registrant and             *
                   David W. Johnson, Jr. as amended by amendment dated October 22, 1993 incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

                   (B) Amendment to employment agreement between David W. Johnson, Jr. and the         *
                   Company dated January 12, 2001  incorporated by reference to Exhibit 10.32(b)
                   of the Registrant's Quarterly Report on Form 10-Q for the period ended March
                   31, 2001

11.1               Statement re: Computation of Net Income per Common Share                          ----

*Incorporated by reference


                                       I