Form 10-Q
period 2001-09-30
RESOURCE BANCSHARES MORTGAGE GROUP INC
filed 2001-11-13
CIK 893817

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File Number 000-21786
                       ---------



                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         STATE OF DELAWARE                              57-0962375
------------------------------------      -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


  7909 Parklane Road,  Columbia, SC                        29223
----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (803)741-3000
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

YES  [X]     NO [ ]


The number of shares of common stock of the registrant outstanding as of October 31, 2001 was 16,599,864.

                                     Page 1
                         Exhibit Index on Pages A to J

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
          Form 10-Q for the quarterly period ended September 30, 2001

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                                  PAGE
PART I.     FINANCIAL INFORMATION                                                 ----
ITEM 1.     Financial Statements - (Unaudited)

            Consolidated Balance Sheets                                            3


            Consolidated Statements of Operations                                  4


            Consolidated Statements of Changes in Stockholders' Equity             5


            Consolidated Statements of Cash Flows                                  6


            Notes to Consolidated Financial Statements                             7


ITEM 2.     Management's Discussion and Analysis of                               19
            Financial Condition and Results of Operations


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk            79


PART II.    OTHER INFORMATION                                                     79



ITEM 6.     Exhibits and Reports on Form 8-K                                      79


SIGNATURES                                                                        80


EXHIBIT INDEX                                                                     A-J

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)


                                                                             September 30,              December 31,
                                                                                 2001                      2000
                                                                            --------------             -------------
                                                                             (Unaudited)
ASSETS
Cash                                                                              $ 32,006                 $ 15,205
Receivables                                                                         79,653                   63,098
Mortgage loans held-for-sale                                                       617,958                  541,574
Lease receivables                                                                  195,263                  191,777
Servicing rights, net                                                              144,979                  160,766
Premises and equipment, net                                                         27,096                   30,771
Accrued interest receivable                                                          2,381                    2,645
Goodwill and other intangibles                                                      13,781                   11,865
Other assets                                                                        45,344                   52,052
                                                                               -----------              -----------
          Total assets                                                         $ 1,158,461              $ 1,069,753
                                                                               -----------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                            $ 876,230                $ 811,750
Long-term borrowings                                                                 6,054                    6,145
Accrued expenses                                                                    12,283                    9,045
Other liabilities                                                                  112,939                   91,044
                                                                               -----------              -----------
          Total liabilities                                                      1,007,506                  917,984
                                                                               -----------              -----------


Common stock - par value $0.01 - 50,000,000 shares authorized;
  31,637,331 shares issued at September 30, 2001
  and December 31, 2000                                                                316                      316
Additional paid-in capital                                                         298,155                  297,996
Retained earnings                                                                   15,944                    6,291
Common stock held by subsidiary at cost - 7,767,099 shares at
  September 30, 2001 and December 31, 2000                                         (98,953)                 (98,953)
Treasury stock - 7,273,783 and 6,949,711 shares at September 30, 2001
  and December 31, 2000, respectively                                              (52,595)                 (50,050)
Unearned shares of employee stock ownership plan -
  356,212 and 310,320 unallocated shares at at September 30, 2001
  and December 31, 2000, respectively                                               (4,313)                  (3,800)
Unearned variable option expense at September 30, 2001 and
  December 31, 2000, respectively                                                       (7)                     (31)
Other comprehensive loss                                                            (7,592)                      --
                                                                               -----------              -----------
          Total stockholders' equity                                               150,955                  151,769
                                                                               -----------              -----------
          Total liabilities and stockholders' equity                           $ 1,158,461              $ 1,069,753
                                                                               ===========              ===========




The accompanying notes are an integral part of these consolidated financial statements.

                      RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($ IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)



                                                                    For the Nine Months Ended           For the Quarter Ended
                                                                           September 30                      September 30
                                                                  -----------------------------     -----------------------------
                                                                      2001             2000             2001             2000
                                                                  ------------     ------------     ------------     ------------
REVENUES
Interest income                                                   $     57,952     $     52,896     $     18,421     $     18,607
Interest expense                                                       (39,751)         (39,469)         (11,427)         (14,457)
                                                                  ------------     ------------     ------------     ------------
Net interest income                                                     18,201           13,427            6,994            4,150
Net gain on sale of mortgage loans                                      87,511           26,456           36,947            8,460
(Loss) gain on sale of mortgage servicing rights                        (2,329)           2,212              396              673
Servicing fees                                                          26,446           26,351            9,214            8,471
Mark-to-market on residual interests in subprime
   securitizations                                                          --          (39,338)              --          (29,892)
Other (expense) income                                                    (822)           4,828           (1,765)             454
                                                                  ------------     ------------     ------------     ------------

          Total revenues                                               129,007           33,936           51,786           (7,684)
                                                                  ------------     ------------     ------------     ------------


EXPENSES
Salary and employee benefits                                            38,497           38,302           12,885           13,432
Occupancy expense                                                       13,799           10,469            5,709            3,633
Amortization and provision for impairment of
    mortgage servicing rights                                           20,065           18,278            9,523            6,069
Provision expense                                                       11,644            5,661            5,389            1,978
General and administrative expenses                                     20,581           19,452            7,792            7,358
                                                                  ------------     ------------     ------------     ------------


          Total expenses                                               104,586           92,162           41,298           32,470
                                                                  ------------     ------------     ------------     ------------
Income (loss) from continuing operations before income taxes            24,421          (58,226)          10,488          (40,154)
Income tax (expense) benefit                                            (9,121)          21,389           (4,006)          14,859
                                                                  ------------     ------------     ------------     ------------

Income (loss) from continuing operations before
   transition adjustment                                                15,300          (36,837)           6,482          (25,295)
Cumulative effect of change in accounting
   principles- SFAS No. 133, net of tax                                   (149)              --               --               --
                                                                  ------------     ------------     ------------     ------------
Income (loss) from continuing operations                                15,151          (36,837)           6,482          (25,295)
Discontinued operations:
   (Loss) gain on sale of operating assets of
         Laureate Capital Corp. (less applicable income taxes
          of $435 and $235 for the nine months and quarter
          ended September 30, 2000, respectively)                           --           (1,607)              --              393

   Operating (losses) of Laureate Capital Corp.
       for the nine months ended September 30, 2000
       (less applicable income tax benefit of $354)                         --             (660)              --               --
                                                                  ------------     ------------     ------------     ------------
Net income (loss)                                                  $    15,151     $    (39,104)    $      6,482     $    (24,902)
                                                                  ------------     ------------     ------------     ------------
Weighted average common shares outstanding -- Basic                 16,368,382       18,034,854       16,273,761       17,435,701
                                                                  ------------     ------------     ------------     ------------
Net income (loss) per common share from
   continuing operations-- Basic                                   $      0.93     $      (2.04)    $       0.40     $      (1.45)
                                                                  ------------     ------------     ------------     ------------
Net (loss) income per common share from
   discontinued operations-- Basic                                          --     $      (0.13)    $         --     $       0.02
                                                                  ------------     ------------     ------------     ------------
Weighted average common shares outstanding -- Diluted               16,609,335       18,034,854       16,552,512       17,435,701
                                                                  ------------     ------------     ------------     ------------
Net income (loss) per common share from
   continuing operations-- Diluted                                        0.91     $      (2.04)    $       0.39     $      (1.45)
                                                                  ------------     ------------     ------------     ------------
Net (loss) income per common share from
   discontinued operations-- Diluted                                        --     $      (0.13)    $         --     $       0.02
                                                                  ------------     ------------     ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   ($ in thousands, except share information)
                                   (Unaudited)


                                                                                             Unearned
                                                                                              Shares
                                                                                                 of                Other
                                                                        Common                Employee   Unearned Compre-   Total
                                  Common Stock   Additional              Stock                 Stock     Variable hensive   Stock-
Nine Months Ended              -----------------  Paid-in    Retained   Held by    Treasury  Ownership   Option   Income   holders'
September 30, 2000              Shares    Amount  Capital    Earnings  Subsidiary    Stock      Plan     Expense  (loss)    Equity
-----------------------------  --------- ------- ---------  ---------  ----------  --------  --------    -------- -------  --------
Balance, January 1, 2000       31,637,331  $ 316 $300,909   $ 56,506    $(98,953)  $(41,148)   $(5,158)    $ --    $ --    212,472

Issuance of restricted
 stock                                               (960)                            1,750                                    790

Cash dividends                                                (6,815)                                                       (6,815)

Treasury stock purchases                                                            (10,527)                               (10,527)

Exercise of stock options

Shares committed to be
 released under Employee
 Stock Ownership Plan                                 157                                          306                         463

Purchase of shares by
  Employee Stock
  Ownership Plan

Shares issued or purchased
  under Dividend
  Reinvestment and Stock
  Purchase Plan and Stock
   Investment Plan                                 (1,563)       (46)               3,025                                    1,416

Net income (loss)                                            (39,104)                                                      (39,104)

Total comprehensive income
                               ----------  ----- --------   --------    --------   --------    -------     ----    ----   --------

Balance, September 30, 2000    31,637,331  $ 316 $298,543   $ 10,541    $(98,953)  $(46,900)   $(4,852)    $ --    $ --   $158,695
                               ==========  ===== ========   ========    ========   ========    =======     ====    ====   ========

                                                                                          Unearned
                                                                                           Shares
                                                                                              of                Other
                                                                     Common                Employee   Unearned  Compre-   Total
                               Common Stock   Additional              Stock                 Stock     Variable  hensive   Stock-
Nine Months Ended           -----------------  Paid-in    Retained   Held by    Treasury  Ownership   Option    Income   holders'
September 30, 2001           Shares    Amount  Capital    Earnings  Subsidiary    Stock      Plan     Expense   (loss)    Equity
-------------------------   ---------  ------ ---------  ---------  ----------  --------  ---------   -------- -------   ---------
Balance, January 1, 2001    31,637,331  $ 316 $297,996    $ 6,291    $(98,953) $(50,050)  $ (3,800)   $ (31)   $    --   $151,769

Issuance of restricted
  stock

Cash dividends                                             (5,487)                                                         (5,487)

Treasury stock purchases
 (329,572 shares net of
 issuances 542,728)                                                              (6,467)                                   (6,467)

Exercise of Stock Options                           83                            3,473                                     3,556

Shares committed to be
 released under Employee
 Stock Ownership Plan                              569                                        (513)                            56

Purchase of share by
 Employee Stock
 Ownership Plan

Variable Option Exercises                          109                               50                  24                   183

Shares issued or
 purchased under
 Dividend Reinvestment
 and Stock Purchase
 Plan and Stock
 Investment Plan                                  (602)       (11)                  399                                      (214)

Net income (loss)                                          15,151                                                          15,151

Cumulative effect of
 change in accounting
 principle on other
 comprehensive income
 (net of tax)*                                                                                                  (3,951)    (3,951)

Change in other
 comprehensive income
 (net of tax) **                                                                                                (3,641)    (3,641)
                            ----------  ----- --------   --------    --------  --------   --------     ----    -------   --------
Balance,
 September 30, 2001         31,637,331  $ 316 $298,155   $ 15,944   $ (98,953) $(52,595)  $ (4,313)    $ (7)   $(7,592)  $150,955
                            ==========  ===== ========   ========    ========  ========   ========     ====    =======   ========


* Cumulative effect of change in accounting principle on other comprehensive income is net of $1,948 in income tax benefit.
** Net change in other comprehensive income is net of $2,051 in income tax benefit.

The accompanying notes are an integral part of these consolidated financial statements.

RESOURCE BANCSHARES MORTGAGE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

                                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2001                2000
                                                                                       ------------         -----------
OPERATING ACTIVITIES
Net income (loss)                                                                      $     15,151         $   (36,837)
Adjustments to reconcile net income to cash
    used in operating activities:
  Depreciation and amortization                                                              28,263              24,588
  Employee Stock Ownership Plan compensation                                                     56                 463
  Provision for estimated foreclosure losses and repurchased loans                           11,644               5,661
  (Increase) decrease  in receivables                                                       (16,555)             11,554
  Acquisition of mortgage loans                                                          (8,903,179)         (4,590,507)
  Proceeds from sales of mortgage loans
    and mortgage-backed securities                                                        8,906,311           4,576,826
  Acquisition of mortgage servicing rights                                                 (205,416)           (108,942)
  Sales of mortgage servicing rights                                                        198,809             110,321
  Net gain on sales of mortgage loans and servicing rights                                  (85,182)            (28,668)
  Decrease (increase) in accrued interest on loans                                              264              (1,103)
  Increase in lease receivables                                                              (7,135)            (32,112)
  Decrease in other assets                                                                    4,227                 556
  Decrease in residual certificates                                                              --              33,998
  Increase (decrease) in accrued expenses and other liabilities                              25,292              (8,754)
  Cumulative effect of change in accounting
   principle on other comprehensive loss (net of tax) *                                      (3,951)                 --
  Net change in other comprehensive income (net of tax) **                                   (3,641)                 --
                                                                                       ------------         -----------
Net cash used in operating activities of continuing operations                              (35,042)            (42,956)
                                                                                       ------------         -----------

INVESTING ACTIVITIES
  Purchases of premises and equipment                                                        (4,391)             (2,392)
  Disposition of premises and equipment                                                         407                 485
  Loss on sale of fixed assets                                                                   26                  --
                                                                                       ------------         -----------
Net cash used in investing activities of continuing operations                               (3,958)             (1,907)
                                                                                       ------------         -----------
FINANCING ACTIVITIES
  Proceeds from borrowings                                                               13,609,589           5,651,248
  Repayment of borrowings                                                               (13,545,200)         (5,598,836)
  Issuance of restricted stock                                                                   --                 790
  Shares (purchased) issued under Dividend Reinvestment and Stock Purchase Plan
    and Stock Investment Plan                                                                  (214)              1,416
  Acquisition of treasury stock                                                              (6,467)            (10,527)
  Cash dividends                                                                             (5,487)             (6,815)
  Exercise of stock options                                                                   3,556                  --
  Variable options expense                                                                       24                  --
                                                                                       ------------         -----------
Net cash provided  by financing activities of continuing operations                          55,801              37,276
                                                                                       ------------         -----------
Discontinued operations                                                                          --              (6,187)
                                                                                       ------------         -----------
Net increase (decrease) in cash                                                              16,801             (13,774)
Cash, beginning of period                                                                    15,205              30,478
                                                                                       ------------         -----------
Cash, end of period                                                                    $     32,006         $    16,704
                                                                                       ------------         -----------


* Cumulative effect of change in accounting principle on other comprehensive income is net of $1,948 in income tax benefit.
** Net change in other comprehensive income is net of $2,051 in income tax benefit.

The accompanying notes are an integral part of these consolidated financial statements.

                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 1 - Basis of Presentation:

         The financial information included herein should be read in conjunction with the consolidated financial statements and related notes of Resource Bancshares Mortgage Group, Inc. (the Company), included in the Company's December 31, 2000, Annual Report on Form 10-K. Certain financial information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, is not required for interim financial statements and has been omitted. The accompanying interim consolidated financial statements are unaudited. However, in the opinion of management of the Company, all adjustments, consisting of normal recurring items, necessary for a fair presentation of operating results for the periods shown have been made.

         Certain prior period amounts have been reclassified to conform to current period presentation and for comparability purposes.


Note 2 - Earnings (Loss) and Dividends Per Share:

         The following is a reconciliation of basic earnings (loss) per share and diluted earnings (loss) per share for the quarter and nine months ended September 30, 2001 and 2000, respectively:

($ in thousands except share information)          FOR THE NINE MONTHS ENDED                FOR THE QUARTER ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2001                2000                 2001               2000
                                                -----------        ------------         -----------        -----------
CONTINUING OPERATIONS
Net Income (loss)                               $    15,151        $    (36,837)        $     6,482        $    (25,295)
Weighted average common shares
    outstanding - Basic                          16,368,382          18,034,854          16,273,761
                                                                                                             17,435,701
Net Income (loss) per common share
    from continuing operations - Basic          $      0.93        $      (2.04)        $      0.40        $      (1.45)
Weighted average common shares
    outstanding - Diluted                        16,609,335          18,034,854          16,552,512
                                                                                                             17,435,701
Net Income (loss) per common share
    from continuing operations - Diluted        $      0.91        $      (2.04)        $      0.39        $      (1.45)

($ in thousands except share information)          FOR THE NINE MONTHS ENDED                FOR THE QUARTER ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2001                2000                 2001               2000
                                                -----------        ------------         -----------        -----------
DISCONTINUED OPERATIONS
Net (loss) income from discontinued
 operations*                                    $        --        $     (2,267)        $        --        $        393
Weighted average common shares                   16,368,382          18,034,854          16,273,761          17,435,701
    Outstanding - Basic
Net (loss) income per common share
    from discontinued operations - Basic        $        --        $      (0.13)        $        --        $       0.02
Weighted average common shares                   16,609,335          18,034,854          16,552,512          17,435,701
    outstanding - Diluted
Net (loss) income per common share
    from discontinued operations - Diluted      $        --        $      (0.13)        $        --        $       0.02

* Net of applicable income tax expense of $0, $81, $0 and $235, respectively


($ in thousands except share information)          FOR THE NINE MONTHS ENDED                FOR THE QUARTER ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2001                2000                 2001               2000
                                                -----------        ------------         -----------        -----------
SUPPLEMENTAL DISCLOSURE:
Cumulative effect of change in
    accounting principles SFAS No. 133
    on income per common share,                 $     (0.01)                 --                  --                  --
    net of tax - Basic
Cumulative effect of change in
    accounting principles
    SFAS No. 133 on income per common share,    $     (0.01)                 --                  --                  --
    net of tax - Diluted


         The supplemental disclosure above represents the cumulative effect of adopting as of January 1, 2001 Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133) on basic and diluted earnings (loss) per share. See Note 3 below for additional information.

         The Board of Directors approved a cash dividend of $0.11 per share on August 2, 2001. This dividend was paid on September 12, 2001 to holders of record as of August 15, 2001.

Note 3 - Change in Accounting Principles

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction or
(3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency denominated forecasted transaction. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001 and recorded certain transition adjustments in the manner prescribed in SFAS No.133.

         Under SFAS No. 133, rate lock commitments given to borrowers, correspondents or brokers are considered to be derivatives. The Company has implemented SFAS No.133 assuming that the value of such derivatives is zero at rate lock date. Commencing January 1, 2001, the Company records on its balance sheet any changes in value from the date of rate lock to the balance sheet date.

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

         The Company hedges the future cash flows from sale of its inventory of closed loans held-for-sale with mandatory delivery commitments to sell loans. Mandatory delivery commitments are considered to be derivatives under SFAS No. 133 and are to be carried as an asset or liability on the balance sheet. Closed loans are not derivatives and are carried at the lower of cost or market (LOCOM) on the Company's balance sheet. Under SFAS No. 133, to the extent that the Company establishes statistical correlation between changes in the value of the hedge with changes in the value of the closed loans held-for-sale, it can mark those derivatives to market and record the after-tax impact of that in the "Other Comprehensive Income" (OCI) caption in the equity section of the balance sheet. If the LOCOM valuation of closed loans is a net loss, the Company records a charge to earnings. Simultaneously, the Company takes out of OCI a like amount and records it in the income statement as an offset to the LOCOM adjustment.

         The Company hedges the interest rate risk (prepayment risk) inherent in its servicing rights assets with various instruments including interest rate floors, interest rate corridors, interest rate swaps, interest rate swaptions, CPC call options, PO swaps, treasury futures and agency futures contracts. Each of these instruments is considered to be a derivative under SFAS No. 133 and must be marked-to-market, with the value being reported as an asset or a liability in the balance sheet. Under SFAS No.133 and the guidance provided by the DIG, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. The Company may elect not to qualify for hedge accounting treatment. Under SFAS No. 133, the hedges must be marked-to-market through the income statement. In contrast, servicing rights are LOCOM assets under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous writedowns of servicing under SFAS No. 125. The Company did not elect hedge accounting treatment related to servicing rights as of January 1, 2001. During May 2001, the Company chose to elect hedge accounting treatment for its servicing hedges. Since the time of election, the Company has marked-to-market the hedge instruments resulting in pre-tax charges of $5.3 million. Prior to the election of hedge accounting, the offsetting increase in value of the underlying servicing portfolio could not be recognized.

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

($ IN THOUSANDS)                                     BALANCE SHEET
                             -                       --------------
                                                                                                        CUMULATIVE
                                   DERIVATIVE       TAX       DERIVATIVE       TAX                      EFFECT OF
                                     ASSETS        ASSET      LIABILITIES   LIABILITY        OCI         CHANGE
                                   ----------      ------     -----------   ---------      -------      ----------
Rate lock commitments                $1,366        $   --        $   --        $509        $    --         $ 857

Derivatives hedging rate lock
  Commitments                           308           663         1,779         115             --          (923)
Pairoffs of Derivatives                  55            70           187          21             --           (83)
Derivatives hedging loans
  Held-for-sale                          --         1,703         4,568          --         (2,865)           --
Derivatives swapping variable
  Rate debt to fixed rate debt           --           659         1,745          --         (1,086)           --
                                     ------        ------        ------        ----        -------         -----
Total impact                         $1,729        $3,095        $8,279        $645        $(3,951)        $(149)
                                     ======        ======        ======        ====        =======         =====

         In addition to the cumulative effect adjustment above, SFAS No. 133 resulted in a decrease in net income net of tax of $1.5 million ($0.09 per share) and $1.6 million ($0.09 per share), for the nine months and three months ended September 30, 2001, respectively.

Note 4 - Disposal of Commercial Mortgage Segment

         On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of its commercial mortgage division, Laureate Capital Corp., to BB&T Corporation of Winston-Salem, N.C.

Note 5 - Recently Issued Accounting Standard

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.142, "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS No. 142, amortization of past and future intangible assets that have indefinite useful lives will be eliminated, and, instead, such assets will be subjected to an impairment assessment at least annually. The FASB has concluded that goodwill has an indefinite useful life and will not be amortized under any circumstances. SFAS No. 142 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Consistent with the provisions of SFAS No. 142, as of January 1, 2002, the Company will report on its balance sheet the assessed value of its goodwill, will discontinue any further amortization of goodwill, and will at least annually assess goodwill for further impairment. Management does not at this time consider the forthcoming change in accounting principle to be material to its financial statements.

Note 6 - Employee Benefit and Incentive Programs

         The Company performs an annual review of the costs and merits of each of its benefit programs. During 2001, the Company completed its review of the Employee Stock Ownership Plan (ESOP) and determined that there are alternative programs that are more easily understood by and more beneficial to the participants than a leveraged employee stock ownership plan. Pursuant to this, the Board of Directors has instructed management to suspend further contributions to the ESOP pending an anticipated termination of the plan. Upon suspension of contributions, participants will vest 100% in their respective account balances. The Company's expense under the plan will be substantially reduced for 2001. Expenses were $1,083, $1,244 and $1,623 for the years ended December 31, 2000, 1999 and 1998, respectively.

         During 2001, the Company implemented incentive compensation programs to more effectively encourage employees to "run it like they own it". These programs include cash incentives based upon achievement of 1) corporate level goals (EPS and efficiency ratio goals) and 2) individual goals related to cost control and other strategic objectives for the respective operating divisions and departments. The costs accrued under these programs for the nine months ended September 30, 2001 were $4,169, primarily resulting from the strength of the Company's year-to-date performance. Likewise, in 2001 each of the Company's full-time employees was granted incentive stock options to provide further incentive to employees to "run it like they own it".

Note 7 - Dividend Restrictions:

         The covenant of the Company's syndicated warehouse credit facility, renewed July 25, 2001, contains a limit on cash dividends to 35% of reported earnings for the prior quarter and prohibits repurchases of common stock.

Note 8 - Purchase of Assets:

         On September 14, 2001, the Company filed a report on Form 8-K reporting under Item 5 the purchase of certain assets from Nations Credit Financial Services Corporation ("EquiCredit"), a wholly owned subsidiary of Bank of America Corporation, by Meritage Mortgage Corporation ("Meritage"), a wholly owned subsidiary of the Company. The assets purchased included fixed assets of 15 of EquiCredit's offices and a service center in Jacksonville, Florida. The purchase was structured as a cash transaction and funded from regular operating funds of the Company. The transaction did not have a material effect upon the Company's subprime financing arrangements.

Note 9 - Allocated Revenues and Expenses:

         Through 2000, the Company reported segment data using agency-eligible production, servicing, reinsurance, subprime production and leasing as its segments. During the second half of 2000, the Company completed a company-wide reorganization designed around business processes rather than traditional product groupings to help the Company to become more customer-centric. The new segments are sales, customer fulfillment, portfolio, servicing, leasing and administration. The sales segment includes the sales forces of the agency-eligible and subprime units. The customer fulfillment segment includes all the personnel responsible for underwriting, processing and closing or purchasing loans. The portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Servicing subservices the loans on behalf of the portfolio segment and external subservicing customers, assists the portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification. Leasing includes all of the sales and operating functions of the Company's leasing operation. Administration includes corporate administration, information systems, finance, administrative services, legal, human resources and internal audit.

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

         Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarter and nine months ended September 30, 2001 and 2000, respectively, based upon traditional product groupings:

                                                   AGENCY-ELIGIBLE
FOR THE QUARTER ENDED                                              RE-                             TOTAL        OTHER/        CON-
SEPTEMBER 30, 2001 (A)                   PRODUCTION  SERVICING  INSURANCE   SUBPRIME    LEASING   SEGMENTS   ELIMINATIONS  SOLIDATED
                                         ----------  ---------  ---------   --------    -------   --------   ------------  ---------
(Unaudited)   ($ in thousands)

Net interest income (expense)              $ 2,739    $(1,119)   $     1    $  2,788   $  2,842    $  7,251    $   (257)    $ 6,994
Net gain on sale of mortgage loans          26,606         --         --      10,341         --      36,947          --      36,947
Gain on sale of mortgage servicing rights       --        396         --          --         --         396          --         396
Servicing fees                                  --      9,127         --          --         87       9,214          --       9,214
Other income (expense)                          14     (2,811)       748          (3)       286      (1,766)          1      (1,765)
                                           -------    -------    -------    --------   --------    --------    --------     -------
   Total revenues                           29,359      5,593        749      13,126      3,215      52,042        (256)     51,786
                                           -------    -------    -------    --------   --------    --------    --------     -------
Salary and employee benefits                 6,711      1,035         --       2,948        819      11,513       1,372      12,885
Occupancy expense                            4,606        323         --         792        127       5,848        (139)      5,709
Amortization and provision for impairment
  of mortgage servicing rights                  --      9,523         --          --         --       9,523          --       9,523
Provision expense                            1,223         --         51       2,383      1,732       5,389          --       5,389
General and administrative expenses          2,696      1,640        (52)      1,533        289       6,106       1,686       7,792
                                           -------    -------    -------    --------   --------    --------    --------     -------
   Total expenses                           15,236     12,521         (1)      7,656      2,967      38,379       2,919      41,298
                                           -------    -------    -------    --------   --------    --------    --------     -------
Income (loss) before income taxes           14,123     (6,928)       750       5,470        248      13,663      (3,175)     10,488
Income tax benefit (expense)                (5,280)     2,590       (264)     (2,102)      (106)     (5,162)      1,156      (4,006)
                                           -------    -------    -------    --------   --------    --------    --------     -------
Income (loss) from continuing operations   $ 8,843    $(4,338)   $   486    $  3,368   $    142    $  8,501    $ (2,019)    $ 6,482
                                           =======    =======    =======    ========   ========    ========    ========     =======


(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                       AGENCY-ELIGIBLE
FOR THE QUARTER ENDED                                                   RE-                  COMMERCIAL
SEPTEMBER 30, 2001 (A)                       PRODUCTION   SERVICING  INSURANCE   SUBPRIME     MORTGAGE    LEASING
                                             ----------   ---------  ---------   --------    ----------   --------
(Unaudited)   ($ in thousands)
Net interest income (expense)                $    339      $(1,345)     $ (32)     $  3,233      $ --     $  2,343
Net gain on sale of mortgage loans              4,438           --         --         4,022        --           --
Gain on sale of mortgage
 servicing rights                                  --          673         --            --        --           --
Servicing fees                                     --        8,335         --            --        --          136
Mark-to-market on residual interests in
 subprime securitizations                          --           --         --       (29,892)       --           --
Other income (expense)                            102          117        813          (776)       --          293
                                             --------      -------      -----      --------      ----     --------
   Total revenues                               4,879        7,780        781       (23,413)       --        2,772
                                             --------      -------      -----      --------      ----     --------
Salary and employee benefits                    7,737          684        (90)        2,785        --          669
Occupancy expense                               2,961           35         --           686        --          127
Amortization and provision for
 impairment of mortgage servicing rights           --        6,069         --            --        --           --
Provision expense                                 450           --         --           841        --          687
General and administrative expenses             3,134        1,148         73         2,166        --           --
                                             --------      -------      -----      --------      ----     --------
   Total expenses                              14,282        7,936        (17)        6,478        --        1,809
                                             --------      -------      -----      --------      ----     --------
Income (loss) before income taxes              (9,403)        (156)       798       (29,891)       --          963
Income tax benefit (expense)                    3,472           56       (281)       11,079        --         (378)
                                             --------      -------      -----      --------      ----     --------
Income (loss) from continuing operations       (5,931)        (100)       517       (18,812)       --          585
Discontinued operations:
  Loss on sale of operating assets of
  Laureate Capital Corp.
  (less applicable income taxes of $235)           --           --         --            --       393           --
                                             --------      -------      -----      --------      ----     --------
Net income (loss)                            $ (5,931)     $  (100)     $ 517      $(18,812)     $393     $    585

                                              TOTAL          OTHER/        CON-
                                             SEGMENTS     ELIMINATIONS   SOLIDATED
                                             --------     ------------   ---------
Net interest income (expense)               $  4,538      $    (388)     $  4,150
Net gain on sale of mortgage loans             8,460             --         8,460
Gain on sale of mortgage
 servicing rights                                673             --           673
Servicing fees                                 8,471             --         8,471
Mark-to-market on residual interests in
 subprime securitizations                    (29,892)            --       (29,892)
Other income (expense)                           549            (95)          454
   Total revenues                             (7,201)          (483)       (7,684)
Salary and employee benefits                  11,785          1,647        13,432
Occupancy expense                              3,809           (176)        3,633
Amortization and provision for
 impairment of mortgage servicing rights       6,069             --         6,069
Provision expense                              1,978             --         1,978
General and administrative expenses            6,847            511         7,358
                                             --------      --------      --------
   Total expenses                             30,488          1,982        32,470
                                             --------      --------      --------
Income (loss) before income taxes            (37,689)        (2,465)      (40,154)
Income tax benefit (expense)                  13,948            911        14,859
                                             --------      --------      --------
Income (loss) from continuing operations     (23,741)        (1,554)      (25,295)
Discontinued operations:
  Loss on sale of operating assets of
  Laureate Capital Corp.
  (less applicable income taxes of $235)          393            --           393
                                             --------      --------      --------
Net income (loss)                            $(23,348)     $ (1,554)     $(24,902)
                                             --------      --------      --------


(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                                 AGENCY-ELIGIBLE
                                                     ----------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)     PRODUCTION      SERVICING    REINSURANCE
------------------------------------------------------------------------------------------------
(Unaudited)    ($ in thousands)
Net interest income (expense)                         $  6,799       $ (3,467)      $    (6)
Net gain on sale of mortgage loans                      65,862             --            --
(Loss) on sale of mortgage servicing rights                 --         (2,329)           --
Servicing fees                                              --         26,172            --
Other income (expense)                                     404         (4,750)        2,433
                                                      ------------------------------------------
   Total revenues                                       73,065         15,626         2,427
                                                      ------------------------------------------
Salary and employee benefits                            21,194          2,754            --
Occupancy expense                                       10,745            868            --
Amortization and provision for impairment
  of mortgage servicing rights                              --         20,065            --
Provision expense                                        2,822             --           165
General and administrative expenses                      7,615          5,471            10
                                                      ------------------------------------------
   Total expenses                                       42,376         29,158           175
                                                      ------------------------------------------
Income (loss) before income taxes                       30,689        (13,532)        2,252
Income tax benefit (expense)                           (11,478)         5,061          (792)

Income (loss) from continuing operations
  before transition adjustment                          19,211         (8,471)        1,460
                                                      ------------------------------------------
Transition Adjustment - SFAS No. 133                        --             --            --

                                                      ------------------------------------------
Income (loss) from continuing operations              $ 19,211       $ (8,471)      $ 1,460
                                                      ==========================================


                                                                                                   OTHER /
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)     SUBPRIME       LEASING     TOTAL SEGMENTS   ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
(Unaudited)    ($ in thousands)

Net interest income (expense)                        $  7,672       $ 8,405       $  19,403       $(1,202)      $  18,201
Net gain on sale of mortgage loans                     21,649            --          87,511            --          87,511
(Loss) on sale of mortgage servicing rights                --            --          (2,329)           --          (2,329)
Servicing fees                                             --           274          26,446            --          26,446
Other income (expense)                                      7           932            (974)          152            (822)
                                                     ---------------------------------------------------------------------
   Total revenues                                      29,328         9,611         130,057        (1,050)        129,007
                                                     ---------------------------------------------------------------------
Salary and employee benefits                            8,021         2,355          34,324         4,173          38,497
Occupancy expense                                       2,249           379          14,241          (442)         13,799
Amortization and provision for impairment
  of mortgage servicing rights                             --            --          20,065            --          20,065
Provision expense                                       5,008         3,649          11,644            --          11,644
General and administrative expenses                     3,618         1,107          17,821         2,760          20,581
                                                     ---------------------------------------------------------------------
   Total expenses                                      18,896         7,490          98,095         6,491         104,586
                                                     ---------------------------------------------------------------------
Income (loss) before income taxes                      10,432         2,121          31,962        (7,541)         24,421
Income tax benefit (expense)                           (4,078)         (838)        (12,125)        3,004          (9,121)

Income (loss) from continuing operations
  before transition adjustment                          6,354         1,283          19,837        (4,537)         15,300
                                                     ---------------------------------------------------------------------
Transition Adjustment - SFAS No. 133                       --            --              --          (149)           (149)

                                                     ---------------------------------------------------------------------
Income (loss) from continuing operations             $  6,354       $ 1,283       $  19,837       $(4,686)      $  15,151
                                                     =====================================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.


                                                                            AGENCY-ELIGIBLE                            COMMERCIAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (A)                   PRODUCTION    SERVICING   REINSURANCE  SUBPRIME      MORTGAGE
----------------------------------------------------------------------------------------------------------------------------------
(Unaudited)     ($ in thousands)
Net interest income (expense)                                       $  1,252     $ (3,661)    $   (71)    $  9,890     $    --
Net gain on sale of mortgage loans                                    16,255           --          --       10,201          --
Gain on sale of mortgage servicing rights                                 --        2,212          --           --          --
Servicing fees                                                            --       26,241          --           --          --
Mark-to-market on residual interests in subprime securitizations          --           --          --      (39,338)         --
Other income                                                             534          365       2,408          544          --
                                                                    --------------------------------------------------------------
   Total revenues                                                     18,041       25,157       2,337      (18,703)         --
                                                                    --------------------------------------------------------------
Salary and employee benefits                                          20,860        2,057          --        9,911          --
Occupancy expense                                                      8,484          146          --        1,991          --
Amortization and provision for impairment
  of mortgage servicing rights                                            --       18,278          --           --          --
Provision expense                                                      1,702           --          --        1,751          --
General and administrative expenses                                    8,271        3,168         245        5,311          --
                                                                    --------------------------------------------------------------
   Total expenses                                                     39,317       23,649         245       18,964          --
                                                                    --------------------------------------------------------------
Income (loss) before income taxes                                    (21,276)       1,508       2,092      (37,667)         --
Income tax benefit (expense)                                           7,841         (556)       (735)      13,842
                                                                    --------------------------------------------------------------
Income (loss) from continuing operations                             (13,435)         952       1,357      (23,825)         --
Discontinued operations:
    Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)                            --           --          --           --      (1,607)
    Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                      --           --          --           --        (660)
                                                                    --------------------------------------------------------------

Net income (loss)                                                   $(13,435)    $    952     $ 1,357     $(23,825)    $(2,267)
                                                                    ==============================================================


                                                                                    TOTAL         OTHER /
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (A)                      LEASING      SEGMENTS     ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
(Unaudited)     ($ in thousands)
Net interest income (expense)                                         $ 6,763      $ 14,173       $   (746)      $ 13,427
Net gain on sale of mortgage loans                                         --        26,456             --         26,456
Gain on sale of mortgage servicing rights                                  --         2,212             --          2,212
Servicing fees                                                            368        26,609           (258)        26,351
Mark-to-market on residual interests in subprime securitizations           --       (39,338)            --        (39,338)
Other income                                                              859         4,710            118          4,828
                                                                      ---------------------------------------------------
   Total revenues                                                       7,990        34,822           (886)        33,936
                                                                      ---------------------------------------------------
Salary and employee benefits                                            2,107        34,935          3,367         38,302
Occupancy expense                                                         373        10,994           (525)        10,469
Amortization and provision for impairment
  of mortgage servicing rights                                             --        18,278             --         18,278
Provision expense                                                       2,208         5,661             --          5,661
General and administrative expenses                                       948        17,943          1,509         19,452
                                                                      ---------------------------------------------------
   Total expenses                                                       5,636        87,811          4,351         92,162
                                                                      ---------------------------------------------------
Income (loss) before income taxes                                       2,354       (52,989)        (5,237)       (58,226)
Income tax benefit (expense)                                             (934)       19,458          1,931         21,389
                                                                      ---------------------------------------------------
Income (loss) from continuing operations                                1,420       (33,531)        (3,306)       (36,837)
Discontinued operations:
    Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)                             --        (1,607)            --         (1,607)
    Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                       --          (660)            --           (660)
                                                                      ---------------------------------------------------

Net income (loss)                                                     $ 1,420      $(35,798)      $ (3,306)      $(39,104)
                                                                      ====================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

Following is a summary of the allocated revenues and expenses for each of the Company's operating divisions for the quarter and nine months ended September 30, 2001, based upon business processes.

                                                                           CUSTOMER
FOR THE QUARTER ENDED SEPTEMBER 30, 2001 (A)                SALES         FULFILLMENT      PORTFOLIO        SERVICING       LEASING
-----------------------------------------------------------------------------------------------------------------------------------
(Unaudited)    ($ in thousands)
Net interest income                                        $    --         $     --         $  4,412         $    --         $2,842
Net gain (loss) on sale of mortgage loans                    2,476             (385)          40,495            (139)            --
Gain on sale of mortgage servicing rights                       --               --              396              --             --
Servicing fees                                                  --               --            8,291             836             87
Other income                                                    (4)               2           (2,144)             99            286
                                                           ------------------------------------------------------------------------
   Total revenues (expense)                                  2,472             (383)          51,450             796          3,215
                                                           ------------------------------------------------------------------------
Salary and employee benefits                                 6,223            6,709            1,437           1,600            819
Occupancy expense                                              347            2,576              227             508            127
Amortization and provision for impairment
  of mortgage servicing rights                                  --               --            9,523              --             --
Provision expense                                               --               --            3,657              --          1,732
General and administrative expenses                            817            1,339            1,472             843            289
                                                           ------------------------------------------------------------------------
   Total expenses                                            7,387           10,624           16,316           2,951          2,967
                                                           ------------------------------------------------------------------------
Income (loss) before income taxes                           (4,915)         (11,007)          35,134          (2,155)           248
Income tax expense                                              --               --               --              --             --
                                                           ------------------------------------------------------------------------
Income (loss) before allocations and transfer pricing       (4,915)         (11,007)          35,134          (2,155)           248

Overhead allocations                                         1,084            2,867              523           1,093             --

                                                           ------------------------------------------------------------------------
Income (loss) before transfer pricing                       (5,999)         (13,874)          34,611          (3,248)           248

Transfer pricing                                             8,993           12,138          (24,365)          3,234             --

                                                           ------------------------------------------------------------------------
Net income (expense)                                       $ 2,994         $ (1,736)        $ 10,246         $   (14)        $  248
                                                           ========================================================================


                                                                             (B) OTHER /
FOR THE QUARTER ENDED SEPTEMBER 30, 2001 (A)            ADMINISTRATION      ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------
(Unaudited)    ($ in thousands)
Net interest income                                        $  (260)           $    --            $  6,994
Net gain (loss) on sale of mortgage loans                      492             (5,993)             36,946
Gain on sale of mortgage servicing rights                       --                 --                 396
Servicing fees                                                  --                 --               9,214
Other income                                                    (3)                --              (1,764)
                                                           -----------------------------------------------
   Total revenues (expense)                                    229             (5,993)             51,786
                                                           -----------------------------------------------
Salary and employee benefits                                 3,344             (7,247)             12,885
Occupancy expense                                            1,924                 --               5,709
Amortization and provision for impairment
  of mortgage servicing rights                                  --                 --               9,523
Provision expense                                               --                 --               5,389
General and administrative expenses                          2,884                148               7,792
                                                           -----------------------------------------------
   Total expenses                                            8,152             (7,099)             41,298
                                                           -----------------------------------------------
Income (loss) before income taxes                           (7,923)             1,106              10,488
Income tax expense                                              --             (4,006)             (4,006)
                                                           -----------------------------------------------
Income (loss) before allocations and transfer pricing       (7,923)            (2,900)              6,482

Overhead allocations                                        (5,567)                --                  --

                                                           -----------------------------------------------
Income (loss) before transfer pricing                       (2,356)            (2,900)              6,482

Transfer pricing                                                --                 --                  --

                                                           -----------------------------------------------
Net income (expense)                                       $(2,356)           $(2,900)           $  6,482
                                                           ===============================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(b) Includes consolidation eliminations, SFAS No. 91 and No. 133

                                                                          CUSTOMER
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)            SALES        FULFILLMENT   PORTFOLIO      SERVICING    LEASING
----------------------------------------------------------------------------------------------------------------------------
(Unaudited) ($ in thousands)
Net interest income                                       $     --      $     --      $  11,003      $     --      $8,405
Net gain (loss) on sale of mortgage loans                    7,118        (1,054)        96,497          (317)         --
(Loss) on sale of mortgage servicing rights                     --            --         (2,329)           --          --
Servicing fees                                                  --            --         24,482         1,690         274
Other income                                                   374             9         (2,666)          400         932
                                                          -------------------------------------------------------------------
   Total revenues                                            7,492        (1,045)       126,987         1,773       9,611
                                                          -------------------------------------------------------------------
Salary and employee benefits                                15,961        17,441          4,351         4,448       2,355
Occupancy expense                                              874         5,646            634         1,520         379
Amortization and provision for impairment
  of mortgage servicing rights                                  --            --         20,065            --          --
Provision expense                                               --            --          7,995            --       3,649
General and administrative expenses                          2,247         3,493          3,726         3,664       1,107
                                                          -------------------------------------------------------------------
   Total expenses                                           19,082        26,580         36,771         9,632       7,490
                                                          -------------------------------------------------------------------
Income (loss) before income taxes                          (11,590)      (27,625)        90,216        (7,859)      2,121
Income tax expense                                              --            --             --            --          --
                                                          -------------------------------------------------------------------
Income (loss) before transition adjustment,
  allocations and transfer pricing                         (11,590)      (27,625)        90,216        (7,859)      2,121

Transition adjustment - SFAS No. 133                            --            --             --            --          --

                                                          -------------------------------------------------------------------
Income (loss) before allocations and transfer pricing      (11,590)      (27,625)        90,216        (7,859)      2,121
                                                          -------------------------------------------------------------------

Overhead allocations                                         3,138         7,791          1,643         3,311          --

                                                          -------------------------------------------------------------------
Income (loss) before transfer pricing                      (14,728)      (35,416)        88,573       (11,170)      2,121

Transfer pricing                                            23,780        35,774        (69,371)        9,817          --

                                                          -------------------------------------------------------------------
Net income (expense)                                      $  9,052      $    358      $  19,202      $ (1,353)     $2,121
                                                          -------------------------------------------------------------------

                                                                             (B) OTHER /
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)          ADMINISTRATION    ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------
(Unaudited) ($ in thousands)
Net interest income                                         $ (1,207)       $     --        $  18,201
Net gain (loss) on sale of mortgage loans                        916         (15,649)          87,511
(Loss) on sale of mortgage servicing rights                       --              --           (2,329)
Servicing fees                                                    --              --           26,446
Other income                                                     129              --             (822)
                                                            -----------------------------------------
   Total revenues                                               (162)        (15,649)         129,007
                                                            -----------------------------------------
Salary and employee benefits                                  11,394         (17,453)          38,497
Occupancy expense                                              4,746              --           13,799
Amortization and provision for impairment
  of mortgage servicing rights                                    --              --           20,065
Provision expense                                                 --              --           11,644
General and administrative expenses                            5,898             446           20,581
                                                            -----------------------------------------
   Total expenses                                             22,038         (17,007)         104,586
                                                            -----------------------------------------
Income (loss) before income taxes                            (22,200)          1,358           24,421
Income tax expense                                                --          (9,121)          (9,121)
                                                            -----------------------------------------
Income (loss) before transition adjustment,
  allocations and transfer pricing                           (22,200)         (7,763)          15,300

Transition adjustment - SFAS No. 133                              --            (149)            (149)

                                                            -----------------------------------------
Income (loss) before allocations and transfer pricing        (22,200)         (7,912)          15,151
                                                            -----------------------------------------

Overhead allocations                                         (15,883)             --               --

                                                            -----------------------------------------
Income (loss) before transfer pricing                         (6,317)         (7,912)          15,151

Transfer pricing                                                  --              --               --

                                                            -----------------------------------------
Net income (expense)                                        $ (6,317)       $ (7,912)       $  15,151
                                                            -----------------------------------------


(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(b) Includes consolidation eliminations, SFAS No. 91 and No. 133

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Resource Bancshares Mortgage Group, Inc. (the Company) (and the notes thereto) and the other information included in or incorporated by reference into the Company's 2000 Annual Report on Form 10-K. Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following which are described herein or in the Company's Annual Report on Form 10-K for the year ended December 31, 2000: (i) changes in economic conditions, (ii) competition, (iii) concentration, (iv) changes in interest rate, (v) changes in regulations and related matters, (vi) litigation affecting the mortgage banking business, (vii) delinquency and default risks, (viii) financing of operations, (ix) changes in the market for servicing rights, mortgage loans and lease receivables, (x) environmental matters, (xi) changes in the demand for mortgage loans and leases,
(xii) prepayment risks, (xiii) dependence upon independent mortgage brokers and mortgage bankers, (xiv) changes in accounting estimates, (xv) changes in federal programs, the availability of an active secondary market, (xvi) the effect of certain charter and bylaw provisions, the possible issuance of preferred stock and (xvii) employee matters. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


THE COMPANY

     The Company is a financial services company engaged, through wholly owned subsidiaries, primarily in the business of mortgage banking, through the purchase (via a nationwide network of correspondents and brokers), sale and servicing of agency-eligible and subprime residential, single-family (i.e. one-four family), first-mortgage loans and the purchase and sale of servicing rights associated with agency-eligible loans. In addition, one of the Company's wholly owned subsidiaries originates, sells and services small-ticket commercial equipment leases.

LOAN AND LEASE PRODUCTION

     A summary of production by source for the periods indicated is set forth below:

   ($ IN THOUSANDS)                          FOR THE NINE MONTHS             FOR THE QUARTER
                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                            ------------------------    ------------------------
                                               2001          2000          2001          2000
                                            ----------    ----------    ----------    ----------

Agency-Eligible Loan Production:
     Correspondent                          $6,203,712    $3,277,105    $1,861,706    $1,249,462
     Wholesale                               1,824,573       831,451       558,896       288,230
                                            ----------    ----------    ----------    ----------
Total Agency-Eligible Loan Production        8,028,285     4,108,556     2,420,602     1,537,692
     Subprime                                  874,895       481,951       417,796       160,637
     Lease Production                           65,636        78,215        19,486        24,915
                                            ----------    ----------    ----------    ----------
Total Mortgage Loan and Lease Production    $8,968,816    $4,668,722    $2,857,884    $1,723,244
                                            ==========    ==========    ==========    ==========

     The Company purchases agency-eligible mortgage loans through its correspondents and originates loans through its wholesale and subprime divisions. The Company also has a small-ticket commercial equipment lease operation. Correspondent operations accounted for 69% and 70% of the Company's total production for the nine months ended September 30, 2001 and 2000, respectively. Wholesale and subprime production accounted for 20% and 10%, respectively, of the Company's production for the nine months ended September 30, 2001 and 18% and 10%, respectively, of the Company's production for the nine months ended September 30, 2000. Lease production accounted for 1% and 2% of the Company's total production for the nine months ended September 30, 2001 and 2000, respectively. A summary of key information relevant to industry loan production activity is set forth below:

                                                                             FOR THE NINE MONTHS
   ($ IN THOUSANDS)                                                          ENDED SEPTEMBER 30,
                                                                  ----------------------------------------
                                                                       2001                      2000
                                                                  --------------           ---------------

   U.S. 1-4 Family Mortgage Originations Statistics (1):
       U.S. 1-4 Family Mortgage Originations                      $1,295,000,000           $   763,000,000
       Adjustable Rate Mortgage Market Share                               11.89%                    30.00%
       Estimated Fixed Rate Mortgage Originations                 $1,141,000,000           $   534,000,000

   Company Information:
       Residential Loan Production                                $    8,903,180           $     4,590,507
       Estimated Company Market Share                                       0.69%                     0.60%

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of October 10, 2001).

   The Company's total residential mortgage production increased by 94% to $8.9 billion for the first nine months of 2001 from $4.6 billion for the first nine months of 2000. Interest rates began falling in December of 2000 and remained low during the first nine months of 2001 as compared to the first nine months of 2000, resulting in an increase in overall production levels industry-wide. Due to expanded sales efforts and success in the secondary markets, the Company's estimated market share for the first nine months of 2001 increased 0.09% compared with the first nine months of 2000.

                                                                           FOR THE QUARTER
   ($ IN THOUSANDS)                                                      ENDED SEPTEMBER 30,
                                                               --------------------------------------
                                                                   2001                      2000
                                                               ------------           ---------------

U.S. 1-4 Family Mortgage Originations Statistics (1):
    U.S. 1-4 Family Mortgage Originations                      $467,000,000           $   290,000,000
    Adjustable Rate Mortgage Market Share                             13.00%                    28.00%
    Estimated Fixed Rate Mortgage Originations                 $406,000,000           $   209,000,000

Company Information:
    Residential Loan Production                                $  2,838,398           $     1,698,329
    Estimated Company Market Share                                     0.61%                     0.59%

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of October 10, 2001).

     The Company's total residential mortgage production increased by 67% to $2.8 billion for the third quarter of 2001 from $1.7 billion for the third quarter of 2000. Interest rates began falling in December of 2000 and remained low during the first nine months of 2001 as compared to the first nine months of 2000, resulting in an increase in overall production levels industry-wide. Due to expanded sales efforts and success in the secondary markets, the Company's estimated market share for third quarter 2001 increased 0.02% from third quarter 2000.

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

   ($ IN THOUSANDS)                               FOR THE NINE MONTHS                 FOR THE QUARTER
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                              ---------------------------       ---------------------------
                                                 2001             2000             2001             2000
                                              ----------       ----------       ----------       ----------

Correspondent Loan Production                 $6,203,713       $3,277,105       $1,861,706       $1,249,462
Estimated Correspondent Market Share (1)            0.48%            0.43%            0.40%            0.43%
Active Correspondents                                721              918              721              918
Correspondent Division Expenses               $   31,106       $   30,780       $   11,430       $   10,698

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of October 10, 2001).

     The Company's correspondent loan production increased by 90% to $6.2 billion for the first nine months of 2001 from $3.3 billion for the first nine months of 2000. Correspondent division expenses increased to $31.1 million for the first nine months of 2001 from $30.8 million for the first nine months of 2000. However, these expenses as bps of production decreased by 44 bps to 50 bps for the nine months ended September 30, 2001 from 94 bps for the nine months ended

September 30, 2000. This gained efficiency is a result of the Company's continued efforts to reduce operating expenses through automation and re-engineering of work processes.

     The Company's correspondent loan production increased by 50% to $1.9 billion for the third quarter of 2001 from $1.2 billion for the third quarter of 2000. Mortgage interest rates were low during the third quarter of 2001 when compared to the third quarter of 2000, resulting in an increase in overall production levels industry-wide. Correspondent division expenses only increased $0.7 million (7%) to $11.4 million for the third quarter of 2001 compared to $10.7 million for the third quarter of 2000, despite a 50% increase ($621 million) in production. In bps these expenses decreased by 25 bps to 61 bps in the third quarter of 2001 from 86 bps in the third quarter of 2000, primarily due to gained efficiency as noted above in the nine months results analysis.

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

    ($ IN THOUSANDS)                             FOR THE NINE MONTHS             FOR THE QUARTER
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 -------------------           -------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
Wholesale Loan Production                     $1,824,573       $831,451       $558,896       $288,230
Estimated Wholesale Market Share (1)                0.14%          0.11%          0.12%          0.10%
Wholesale Division Expenses                   $   11,278       $  8,537       $  3,814       $  3,584
Approved Brokers                                   4,718          4,128          4,718          4,128
Number of Regional Operating Centers (2)               4              6              4              6
Number of Employees                                  131            123            131            123

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of October 10, 2001).
(2)  Regional operating centers were formerly known as branches

     Wholesale loan production increased 118% ($1.0 billion) to $1.8 billion for the first nine months of 2001 from $0.8 billion for the first nine months of 2000. This resulted in an increase in market share of 0.03% to 0.14% for the first nine months of 2001 from 0.11% for the first nine months of 2000. Wholesale loan production increased $0.3 billion to $0.6 billion for the third quarter of 2001 from $0.3 billion for the third quarter of 2000.

Subprime Loan Production

     The Company conducts subprime business through its wholly owned subsidiary, Meritage Mortgage Corporation (Meritage). A summary of key information relevant to the Company's subprime production activities is set forth below:

  ($ IN THOUSANDS)                          FOR THE NINE MONTHS           FOR THE QUARTER
                                            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                         -----------------------       -----------------------
                                           2001           2000           2001           2000
                                         --------       --------       --------       --------

Subprime Loan Production                 $874,895       $481,951       $417,796       $160,637
Estimated Subprime Market Share (1)          0.07%          0.06%          0.09%          0.06%
Subprime Direct Operating Expenses       $ 18,896       $ 18,964       $  7,656       $  6,478
Approved Brokers                            4,612          2,925          4,612          2,925
Number of operating centers                     4              3              4              3
Number of Employees                           448            240            448            240

(1) Source: Mortgage Bankers Association of America, Economics Department, (as of October 10, 2001).

     Subprime loan production increased by 82% to $874.9 million for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Despite the 82% increase in production, subprime costs rose by only 7% (exclusive of a one-time charge of $1.3 million in 2000) to $18.9 million for the nine month period ended September 30, 2001. These cost savings were largely the result of gained efficiencies through the Company's efforts to centralize subprime processing, underwriting and closing functions into three regional operating centers where a critical mass of volume has been achieved for better operating efficiency. The addition of the fourth regional operating center, related to the acquisition of 15 EquiCredit branches, occurred late in the third quarter of 2001 and did not significantly impact direct operating expenses for the nine months.

     Subprime loan production increased by 160% to $417.8 million for the three months ended September 30, 2001, as compared to $160.6 million during the three months ended September 30, 2000. Due to this increase in production along with the Company's expansion on the East Coast, subprime direct operating expenses increased to $7.7 million for the third quarter of 2001 as compared to $6.5 million during the third quarter of 2000. These expenses, however, decreased in bps by 220 bps to 183 bps in the third quarter of 2001 from 403 bps in the third quarter of 2000. This drop in unit cost is largely the result of gained efficiencies through the Company's efforts to centralize subprime processing, underwriting and closing functions into three regional operating centers where a critical mass of volume has been achieved for better operating efficiency. The addition of the fourth regional operating center, related to the acquisition of 15 EquiCredit branches, occurred late in the third quarter of 2001 and did not significantly impact direct operating expenses for the quarter.

Commercial Mortgage Production

     On September 29, 2000, the Company closed on an agreement to sell substantially all of the assets of its commercial mortgage division, Laureate Capital Corp., to BB&T Corporation of Winston-Salem, N.C.

Lease Production

     The Company's wholly owned subsidiary, Republic Leasing Company, Inc. (Republic Leasing), originates and services small-ticket commercial equipment leases. Substantially all of Republic Leasing's lease receivables are acquired from independent brokers who operate throughout the continental United States. A summary of key information relevant to the Company's lease production activities is set forth below:

   ($ IN THOUSANDS)                            FOR THE NINE MONTHS       FOR THE QUARTER
                                               ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              --------------------      --------------------
                                                2001         2000         2001         2000
                                              -------      -------      -------      -------

Lease Production                              $65,636      $78,215      $19,486      $24,915
Lease Division Direct Operating Expenses      $ 7,490      $ 5,636      $ 2,967      $ 1,809
Approved Brokers                                  235          193          235          193
Number of Employees                                62           67           62           67


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

     A summary of key information relevant to the Company's agency-eligible loan servicing activities is set forth below:

   ($ IN THOUSANDS)                                   FOR THE NINE MONTHS                   FOR THE QUARTER
                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                ------------------------------       ------------------------------
                                                    2001              2000               2001              2000
                                                ------------       -----------       ------------       -----------

Underlying Unpaid Principal Balances:
     Beginning Balance *                        $  8,047,179       $ 7,822,394       $  8,184,965       $ 8,529,100
     Agency-Eligible Loan Production (net
      of servicing- released production)*          7,786,042         3,989,019          2,326,823         1,506,323
     Net Change in Work-in-Progress*                 773,087            40,493            802,183        (1,119,163)
     Sales of Servicing*                          (7,294,392)       (3,928,087)        (2,997,187)       (1,348,268)
     Paid-In-Full Loans*                          (1,352,097)         (396,066)          (463,161)         (141,310)
     Amortization, Curtailments and Other,
       net*                                         (181,054)         (149,484)           (74,858)          (48,413)
                                                ------------       -----------       ------------       -----------
     Ending Balance*                               7,778,765         7,378,269          7,778,765         7,378,269
     Subservicing Ending Balance                   4,582,563         1,354,124          4,582,563         1,354,124
                                                ------------       -----------       ------------       -----------
Total Underlying Unpaid Principal Balances      $ 12,361,327       $ 8,732,393       $ 12,361,327       $ 8,732,393
                                                ============       ===========       ============       ===========

* These numbers and statistics apply to the Company's owned agency-eligible servicing portfolio and, therefore, exclude the subservicing portfolio. The ending balance for the third quarter of 2001 and 2000 include $317,142 and $194,016, respectively, of subprime loans being temporarily serviced until these loans are sold.

     Of the $7.8 billion and $7.4 billion unpaid principal balance at September 30, 2001 and 2000, $4.8 billion and $5.6 billion, respectively, of the related mortgage servicing right asset is classified as available-for-sale, while $3.0 billion and $1.8 billion, respectively, of the related mortgage servicing right asset is classified as held-for-sale.

     A summary of servicing statistics follows:

   ($ IN THOUSANDS)                                             FOR THE NINE MONTHS                   FOR THE QUARTER
                                                                ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                            ----------------------------       ----------------------------
                                                                2001             2000              2001             2000
                                                            -----------       ----------       -----------       ----------

   Average Underlying Unpaid Principal Balances
         (including subservicing)                           $10,389,983       $9,082,315       $11,565,875       $8,826,384
   Weighted Average Note Rate*                                     7.43%            7.64%             7.43%            7.64%
   Weighted Average Servicing Fee*                                 0.44%            0.42%             0.44%            0.42%
   Delinquency (30+ days) Including Bankruptcies
         and Foreclosures*                                         3.89%            2.40%             3.89%            2.40%
   Number of Servicing Division Employees                           108               71               108               71

* These numbers and statistics apply to the Company's owned servicing portfolio

     The average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the first nine months of 2001 as compared to the first nine months of 2000 increased $1.3 million, or 14.4%, generally due to the 95% overall increase in agency-eligible production. The increase in delinquencies and foreclosures is primarily due to delays in the mail system and other payment delivery systems that were disrupted by the September 11th terrorist attacks. The extent of the impact is not known.

     The average underlying unpaid principal balance of agency-eligible mortgage loans being serviced and subserviced for the third quarter of 2001 as compared to the third quarter of 2000 increased $2.7 billion, or 31%, generally due to the 57% overall increase in agency-eligible production and the addition of $0.9 billion in third party subservicing. The weighted average note rate decreased by 21 bps, to 7.43% in the third quarter of 2001 from 7.64% in the third quarter of 2000.

Lease Servicing

     Republic Leasing services leases that are owned by it and also services leases for investors. A summary of key information relevant to the Company's lease servicing activity is set forth below:

   ($ IN THOUSANDS)
                                                  AS OF SEPTEMBER 30,
                                                -----------------------
                                                  2001           2000
                                                --------       --------

Owned Lease Servicing Portfolio                 $192,298       $182,444
Serviced For Investors Servicing Portfolio           846          5,392
                                                --------       --------
Total Managed Lease Servicing Portfolio         $193,144       $187,836
                                                ========       ========
Weighted Average Net Yield For
     Managed Lease Servicing Portfolio             10.81%         10.73%
Delinquencies (30+ Days) Managed Lease
     Servicing Portfolio                            2.24%          2.27%


Consolidated Coverage Ratios

     A summary of the Company's consolidated ratios of mortgage and lease servicing fees and net interest income from owned leases to cash operating expenses net of amortization and depreciation follows:

   ($ IN THOUSANDS)                                       FOR THE NINE MONTHS             FOR THE QUARTER
                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                        ------------------------      ----------------------
                                                           2001           2000          2001          2000
                                                        --------       ---------      --------       -------

Total Company Servicing Fees                            $ 26,446       $ 26,351       $  9,214       $ 8,471
Net Interest Income from Owned Leases                      8,405          6,763          2,842         2,343
                                                        --------       --------       --------       -------
Total Servicing Fees and Interest from Owned Leases     $ 34,851       $ 33,114       $ 12,056       $10,814
                                                        --------       --------       --------       -------

Total Company Operating Expenses                        $104,586       $ 92,162       $ 41,298       $32,470
Total Company Amortization and Depreciation              (28,263)       (24,588)       (13,021)       (7,391)
                                                        --------       --------       --------       -------
Total Company Operating Expenses, Net of
       Amortization and Depreciation                    $ 76,323       $ 67,574       $ 28,277       $25,079
                                                        --------       --------       --------       -------

Coverage Ratio                                                46%            49%            43%           43%
                                                        ========       ========       ========       =======


         The Company's coverage ratios for the first nine months of 2001 and 2000 were 46% and 49%, respectively. The Company has a target level of between 50% and 80%. Opportunistically and as market conditions permit, management would expect to move in line with the stated objective of maintaining a coverage ratio of between 50% and 80%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

SUMMARY BY OPERATING DIVISION (USING TRADITIONAL PRODUCT GROUPINGS)

     Net income (loss) from continuing operations per common share on a diluted basis for the first nine months of 2001 was $0.91 per share as compared to ($2.04) per share for the first nine months of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the nine months ended September 30, 2001 and 2000, respectively:

                                                                 AGENCY-ELIGIBLE
                                                     ----------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)     PRODUCTION      SERVICING    REINSURANCE
---------------------------------------------------------------------------------------------
(Unaudited)    ($ in thousands)
Net interest income (expense)                         $  6,799       $ (3,467)      $    (6)
Net gain on sale of mortgage loans                      65,862             --            --
(Loss) on sale of mortgage servicing rights                 --         (2,329)           --
Servicing fees                                              --         26,172            --
Other income (expense)                                     404         (4,750)        2,433
                                                      -------------------------------------
   Total revenues                                       73,065         15,626         2,427
                                                      -------------------------------------
Salary and employee benefits                            21,194          2,754            --
Occupancy expense                                       10,745            868            --
Amortization and provision for impairment
  of mortgage servicing rights                              --         20,065            --
Provision expense                                        2,822             --           165
General and administrative expenses                      7,615          5,471            10
                                                      -------------------------------------
   Total expenses                                       42,376         29,158           175
                                                      -------------------------------------
Income (loss) before income taxes                       30,689        (13,532)        2,252
Income tax benefit (expense)                           (11,478)         5,061          (792)

Income (loss) from continuing operations
  before transition adjustment                          19,211         (8,471)        1,460
                                                      -------------------------------------
Transition Adjustment - SFAS No. 133                        --             --            --

                                                      -------------------------------------
Income (loss) from continuing operations              $ 19,211       $ (8,471)      $ 1,460
                                                      =====================================


                                                                                                   OTHER /
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)     SUBPRIME       LEASING     TOTAL SEGMENTS   ELIMINATIONS  CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
(Unaudited)    ($ in thousands)

Net interest income (expense)                        $  7,672       $ 8,405       $  19,403       $(1,202)      $  18,201
Net gain on sale of mortgage loans                     21,649            --          87,511            --          87,511
(Loss) on sale of mortgage servicing rights                --            --          (2,329)           --          (2,329)
Servicing fees                                             --           274          26,446            --          26,446
Other income (expense)                                      7           932            (974)          152            (822)
                                                     --------------------------------------------------------------------
   Total revenues                                      29,328         9,611         130,057        (1,050)        129,007
                                                     --------------------------------------------------------------------
Salary and employee benefits                            8,021         2,355          34,324         4,173          38,497
Occupancy expense                                       2,249           379          14,241          (442)         13,799
Amortization and provision for impairment
  of mortgage servicing rights                             --            --          20,065            --          20,065
Provision expense                                       5,008         3,649          11,644            --          11,644
General and administrative expenses                     3,618         1,107          17,821         2,760          20,581
                                                     --------------------------------------------------------------------
   Total expenses                                      18,896         7,490          98,095         6,491         104,586
                                                     --------------------------------------------------------------------
Income (loss) before income taxes                      10,432         2,121          31,962        (7,541)         24,421
Income tax benefit (expense)                           (4,078)         (838)        (12,125)        3,004          (9,121)

Income (loss) from continuing operations
  before transition adjustment                          6,354         1,283          19,837        (4,537)         15,300
                                                     --------------------------------------------------------------------
Transition Adjustment - SFAS No. 133                       --            --              --          (149)           (149)

                                                     --------------------------------------------------------------------
Income (loss) from continuing operations             $  6,354       $ 1,283       $  19,837       $(4,686)      $  15,151
                                                     ====================================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.


                                                                              AGENCY-ELIGIBLE
                                                                   -------------------------------------               COMMERCIAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (A)                   PRODUCTION    SERVICING   REINSURANCE  SUBPRIME      MORTGAGE
---------------------------------------------------------------------------------------------------------------------------------
(Unaudited)     ($ in thousands)
Net interest income (expense)                                       $  1,252     $ (3,661)    $   (71)    $  9,890     $    --
Net gain on sale of mortgage loans                                    16,255           --          --       10,201          --
Gain on sale of mortgage servicing rights                                 --        2,212          --           --          --
Servicing fees                                                            --       26,241          --           --          --
Mark-to-market on residual interests in subprime securitizations          --           --          --      (39,338)         --
Other income                                                             534          365       2,408          544          --
                                                                    ----------------------------------------------------------
   Total revenues                                                     18,041       25,157       2,337      (18,703)         --
                                                                    ----------------------------------------------------------
Salary and employee benefits                                          20,860        2,057          --        9,911          --
Occupancy expense                                                      8,484          146          --        1,991          --
Amortization and provision for impairment
  of mortgage servicing rights                                            --       18,278          --           --          --
Provision expense                                                      1,702           --          --        1,751          --
General and administrative expenses                                    8,271        3,168         245        5,311          --
                                                                    ----------------------------------------------------------
   Total expenses                                                     39,317       23,649         245       18,964          --
                                                                    ----------------------------------------------------------
Income (loss) before income taxes                                    (21,276)       1,508       2,092      (37,667)         --
Income tax benefit (expense)                                           7,841         (556)       (735)      13,842
                                                                    ----------------------------------------------------------
Income (loss) from continuing operations                             (13,435)         952       1,357      (23,825)         --
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
        (less applicable income taxes of $261)                            --           --          --           --      (1,607)
  Operating losses of Laureate Capital Corp.
        (plus applicable income tax benefit of $465)                      --           --          --           --        (660)
                                                                    ----------------------------------------------------------
Net income (loss)                                                   $(13,435)    $    952     $ 1,357     $(23,825)    $(2,267)
                                                                    ==========================================================


                                                                                    TOTAL         OTHER /
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (A)                      LEASING      SEGMENTS     ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
(Unaudited)     ($ in thousands)
Net interest income (expense)                                         $ 6,763      $ 14,173       $   (746)      $ 13,427
Net gain on sale of mortgage loans                                         --        26,456             --         26,456
Gain on sale of mortgage servicing rights                                  --         2,212             --          2,212
Servicing fees                                                            368        26,609           (258)        26,351
Mark-to-market on residual interests in subprime securitizations           --       (39,338)            --        (39,338)
Other income                                                              859         4,710            118          4,828
                                                                      ---------------------------------------------------
   Total revenues                                                       7,990        34,822           (886)        33,936
                                                                      ---------------------------------------------------
Salary and employee benefits                                            2,107        34,935          3,367         38,302
Occupancy expense                                                         373        10,994           (525)        10,469
Amortization and provision for impairment
  of mortgage servicing rights                                             --        18,278             --         18,278
Provision expense                                                       2,208         5,661             --          5,661
General and administrative expenses                                       948        17,943          1,509         19,452
                                                                      ---------------------------------------------------
   Total expenses                                                       5,636        87,811          4,351         92,162
                                                                      ---------------------------------------------------
Income (loss) before income taxes                                       2,354       (52,989)        (5,237)       (58,226)
Income tax benefit (expense)                                             (934)       19,458          1,931         21,389
                                                                      ---------------------------------------------------
Income (loss) from continuing operations                                1,420       (33,531)        (3,306)       (36,837)
Discontinued operations:
  Loss on sale of operating assets of Laureate Capital Corp.
      (less applicable income taxes of $261)                               --        (1,607)            --         (1,607)
  Operating losses of Laureate Capital Corp.
      (plus applicable income tax benefit of $465)                         --          (660)            --           (660)
                                                                      ---------------------------------------------------
Net income (loss)                                                     $ 1,420      $(35,798)      $ (3,306)      $(39,104)
                                                                      ===================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.
Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.

($ IN THOUSANDS)                                   FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                               --------------------------
                                                  2001             2000
                                               ----------      ----------

Net interest income                            $    6,799      $    1,252
Net gain on sale of mortgage loans                 65,862          16,255
Other income                                          404             534
                                               ----------      ----------
   Total production revenue                        73,065          18,041
                                               ----------      ----------
Salary and employee benefits                       21,194          20,860
Occupancy expense                                  10,745           8,484
Provision expense                                   2,822           1,702
General and administrative expenses                 7,615           8,271
                                               ----------      ----------
   Total production expenses                       42,376          39,317
                                               ----------      ----------
   Net pre-tax production margin               $   30,689      $  (21,276)
                                               ==========      ==========

Production                                     $8,028,285      $4,108,556
Pooled production and whole loan sales         $8,007,639      $3,946,280

Total production revenue to pool delivery          91 bps          46 bps
Total production expenses to production            53 bps          96 bps
                                               ----------      ----------
   Net pre-tax production margin                   38 bps        (50) bps
                                               ==========      ==========

Summary

     The production revenue to pool delivery ratio increased 45 bps for the first nine months of 2001 as compared to the first nine months of 2000. Net gain on sale of mortgage loans (82 bps for the first nine months of 2001 versus 41 bps for the first nine months of 2000) increased primarily due to an improvement in the competitive environment as a result of reduced mortgage interest rates and the resulting increase in industry-wide loan production volumes. Net interest income increased to 8 bps in the first nine months of 2001 from 3 bps in the first nine months of 2000 primarily as a result of a steepening of the yield curve. The Company earns long-term interest rates on loans held-for-sale and borrows funds based on short-term interest indices. Absent non-recurring items ($1,206 for 2001 and $1,505 for 2000), the production expenses to production ratio declined to 51 bps, a drop of 41 bps compared to 92 bps for the first nine months of 2000. This decline was primarily due to the consolidation of regional loan processing centers during the second half of 2000 and the re-engineering of workflows within those processing centers. Likewise, with higher production volumes, the Company has been able to better leverage its fixed expenses. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin increased 88 bps from the first nine months of 2000 to the first nine months of 2001.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 2001 and 2000, respectively:

($ IN THOUSANDS)                                                                                            Variance
   Average Volume       Average Rate                                         Interest                    Attributable to
                                                                        --------------------           --------------------
---------------------------------------
   2001       2000     2001     2000                                      2001      2000     Variance     Rate     Volume
---------------------------------------                                 ---------------------------------------------------
                                       INTEREST INCOME
                                       Mortgages Held-for-Sale and
   $507,953  $352,717   7.47%    8.14%  Mortgage-Backed                   $28,472   $21,541   $ 6,931    $(2,549)   $9,481
--------------------------------------- Securities                      --------------------------------------------------
                                       INTEREST EXPENSE
   $281,209  $288,355   4.25%    5.38% Warehouse Lines *                    8,966    11,633    (2,667)    (2,379)     (288)
    198,157    54,631   4.80%    6.79% Gestation Line                       7,134     2,781      4,353    (2,953)    7,306
    131,686   126,053   5.33%    7.11% Servicing Secured Line               5,266     6,726    (1,460)    (1,761)      301
                                       Facility Fees & Other Charges        1,712     2,594      (882)        --      (882)
---------------------------------------                                 --------------------------------------------------
   $611,052  $469,039   5.04%    6.75% Total Interest Expense              23,078    23,734      (656)    (7,092)    6,436
---------------------------------------                                 --------------------------------------------------
                                       Net Interest Income Before
                        2.44%    1.40%  Interdivisional Allocations         5,394    (2,193)   $  7,587   $  4,543  $3,044
                      =================                                 ==================================================
                                       Allocation to Agency-Eligible
                                        Servicing Division                  3,467     3,661
                                                                        -------------------
                                       Net Interest Income                  8,861     1,468
                                       Intercompany Net Interest
                                        Expense included in
                                        Segmented Income statement         (2,062)     (216)
                                                                        -------------------
                                       Net Interest Income                 $6,799    $1,252
                                                                        ===================

* The interest-rate yield on the warehouse lines are net of the benefit of escrow deposits.

     The 104 bps increase in the interest-rate spread for the agency-eligible segment was primarily a result of a steepening of the yield curve following the short-term rate cuts made by the Federal Reserve at the end of 2000 and during the first nine months of 2001. The Company's mortgages held-for-sale and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                       2001               2000
                                                                   -----------         -----------

Gross proceeds on sales of mortgage loans                          $ 8,069,645         $ 4,042,380
Initial unadjusted acquisition cost of mortgage loans sold,
    net of hedge results                                             8,046,433           4,048,534
                                                                   -----------         -----------
Unadjusted Gain (loss) on sale of mortgage loans
                                                                        23,212              (6,154)
Loan origination and correspondent program
    administrative fees                                                  3,715               3,500
                                                                   -----------         -----------
Unadjusted aggregate margin                                             26,927              (2,654)
Acquisition basis allocated to mortgage servicing
    rights (SFAS No. 140)                                               44,804              21,280
Net deferred costs and administrative fees recognized                   (5,869)             (2,371)
                                                                   -----------         -----------
Net gain on sale of agency-eligible mortgage loans                 $    65,862         $    16,255
                                                                   ===========         ===========

         Net gain on sale of agency-eligible mortgage loans increased $49.6 million to $65.9 million for the first nine months of 2001 from $16.3 million for the first nine months of 2000. The increase is primarily due to a 103% increase in sales volumes and a 45 bps improvement in margin on sale. Production and sales volumes improved as a result of lower interest rates during the first nine months of 2001 compared with the first nine months of 2000. The margin increased as a result of an improvement in the competitive environment due to the increase in overall industry production.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

     The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the first nine months of both 2001 and 2000, the Company recognized premium and investment income of approximately $2.4 million that has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:

($ IN THOUSANDS)                                                           FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                        -------------------------
                                                                          2001            2000
                                                                        --------        ---------
Net interest income                                                     $  7,672        $   9,890
Net gain on sale of mortgage loans                                        21,649           10,201
Mark-to-Market on residual interests in subprime securitizations              --          (39,338)

Other income                                                                   7            1,621
                                                                        --------        ---------
   Total production revenue                                               29,328          (18,703)
                                                                        --------        ---------
Salary and employee benefits                                               8,021            9,911
Occupancy expense                                                          2,249            1,991
Provision expense                                                          5,008            1,751
General and administrative expenses                                        3,618            5,311
                                                                        --------        ---------
   Total production expenses                                              18,896           18,964
                                                                        --------        ---------
   Net pre-tax production margin                                        $ 10,432        $ (37,667)
                                                                        ========        =========

Production                                                              $874,895        $ 481,951
Whole loan sales                                                        $818,738        $ 489,184

Total production revenue to whole loan sales                             358 bps        (382) bps
Total production expenses to production                                  216 bps          393 bps
                                                                        --------        ---------
   Net pre-tax production margin                                         142 bps        (775) bps
                                                                        ========        =========

Summary

         The subprime unit had production of $875 million during the first nine months of 2001, an increase of $393 million over the same period in 2000. This increase is primarily due to positive market-share increases ($327 million) and the purchase of 15 East Coast Equicredit branches ($66 million).

         During the first nine months of 2000 the subprime unit's results included the following non-recurring items: 1) a ($39.3) million adjustment in mark-to-market on residual interests in subprime securitizations, 2) a ($1.1) million adjustment to the residual hedges included in other income, 3) a $1.5 million charge to salary and employee benefits and 4) $0.8 million charge to general and administrative expenses. Absent these non-recurring items, the net pre-tax production margin improved 45 bps to 142 bps for the first nine months of 2001 from 97 bps for the first nine months of 2000. Net gain on sale of mortgage loans increased by $11.4 million to $21.6 million for the first nine months of 2001 from $10.2 million compared to the same period of 2000. This is primarily due to positive variances in both volume of whole loan sales and margin. Net interest income declined by $2.2 million due primarily to the absence of $5.7 million of interest earned on subprime residuals that were sold in 2000. Adjusted for the residual interest, net interest income would have increased by $3.5 million for the first nine months of 2001 when compared to the same period in 2000 due to positive variances in both volume of mortgages held-for-sale and interest spread.

         Absent these non-recurring items, total production expenses to production improved by 131 bps to 216 bps for the first nine months of 2001 compared to 347 bps for the same period of 2000. This improvement was due primarily to the consolidation of regional operating centers and the associated reengineering efforts completed in 2000. Provision expense increased by $3.3 million, which is primarily attributable to the 82% increase in subprime production.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the nine months ended September 30, 2001 and 2000, respectively.

($ IN THOUSANDS)                                                                                      Variance
  Average Volume       Average Rate                                    Interest                   Attributable to
--------------------------------------                            ------------------             ----------------
   2001       2000      2001     2000                               2001      2000    Variance    Rate     Volume
--------------------------------------                            -----------------------------------------------
 $157,595   $152,816   10.62%    9.98%  Mortgages Held-for-Sale   $12,550   $11,442    $ 1,108   $  750   $   358
       --     49,404      --    15.49%  Residual Certificates          --     5,739     (5,739)      --    (5,739)
--------------------------------------                            -----------------------------------------------
  157,595    202,220   10.62%   11.33%  Total Interest Income      12,550    17,181     (4,631)     750    (5,381)
--------------------------------------                            -----------------------------------------------
 $159,667   $141,309    6.08%    7.19%  Total Interest Expense      7,282     7,615       (333)  (1,322)      989
--------------------------------------                            -----------------------------------------------
                        4.54%    4.14%  Net Interest Income       $ 5,268   $ 9,566    $(4,298)  $ 2,072  $(6,370)
                     =================                                                           ================
                                        Intercompany Net Interest
                                           Income included in
                                           Segmented Income
                                           Statement                2,404       324
                                                                  -----------------
                                        Net Interest Income       $ 7,672   $ 9,890
                                                                  =================

         Net interest income from subprime products decreased $2.2 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This is primarily due to the absence of $5.7 million in interest income associated with the residual certificates sold by the Company in the fourth quarter of 2000. Net of this amount, net interest income increased by $3.5 million. Interest income on mortgages held-for-sale increased by $1.1 million during the first nine months of 2001 from the first nine months of 2000, due primarily to a 64 bps improvement in interest earned on mortgages held-for-sale ($0.8 million) and a $4.8 million increase in the average volume of mortgages held-for-sale ($0.4 million). Total interest expense declined primarily due to the 111 bps drop in cost of funds ($1.3 million), which was offset by an increase of warehouse borrowings outstanding ($0.9 million).

Net Gain on Sale of Subprime Mortgage Loans

         The Company sold subprime mortgage loans for cash on a whole loan basis during the first nine months of 2001 and 2000. Whole loans are generally sold, without recourse, to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                      ---------------------------
                                                                        2001               2000
                                                                      ---------         ---------

Gross proceeds on whole loan sales of subprime mortgage loans         $ 836,666         $ 506,278
Initial unadjusted acquisition cost of subprime mortgage loans
   sold, net of fees                                                    802,381           489,184
                                                                      ---------         ---------
Unadjusted gain on whole loan sales of subprime mortgage loans           34,285            17,094
Net deferred costs and administrative fees recognized                   (12,636)           (6,893)
                                                                      ---------         ---------
Net gain on sale of subprime mortgage loans                           $  21,649         $  10,201
                                                                      =========         =========

         The net gain on whole loan sales of subprime mortgage loans increased $11.4 million to $21.6 million for the first nine months of 2001 from $10.2 million for the first nine months of 2000. Of this increase, $6.9 million is due to the increase in volume, $2.7 million is due to the increased margin and $1.8 million is due to the mix of increased volume and increased margin.

Mark-to-Market on Residual Interests in Subprime Securitizations

         Through late 2000, the Company retained residual certificates in connection with the securitization of subprime loans. For both fiscal year 2000 and the first nine months of 2001, the Company executed no securitization transactions of subprime loans. For the nine months ended September 30, 2000, the mark-to-market loss on residuals was approximately $39.3 million. In the fourth quarter of 2000, the Company further marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the residual interests remaining on its balance sheet at September 30, 2000. The Company closed on that sale during the fourth quarter of 2000 and currently has no residuals on the balance sheet.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:

($ IN THOUSANDS)                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                      2001                2000
                                                                   -----------         -----------

Net interest expense                                               $    (3,467)        $    (3,661)
Loan servicing fees                                                     26,172              26,241
Other (expense) income                                                  (4,750)                365
                                                                   -----------         -----------
   Servicing revenues                                                   17,955              22,945
Salary and employee benefits                                             2,754               2,057
Occupancy expense                                                          868                 146
Amortization and provision for impairment of mortgage
   servicing rights                                                     20,065              18,278
General and administrative expenses                                      5,471               3,168
                                                                   -----------         -----------
   Total loan servicing expenses                                        29,158              23,649
   Net pre-tax servicing margin                                        (11,203)               (704)
(Loss) gain on sale of mortgage servicing rights                        (2,329)              2,212
                                                                   -----------         -----------
   Net pre-tax servicing contribution                              $   (13,532)        $     1,508
                                                                   ===========         ===========

Average owned servicing portfolio                                  $ 8,255,649         $ 7,964,645
Servicing sold                                                     $ 7,294,392         $ 3,928,087

Net pre-tax servicing margin to average servicing portfolio           (18) bps             (1) bps
(Loss) gain on sale of servicing to servicing sold                     (3) bps               6 bps

Summary

         The $4.5 million decline in gain on sale of mortgage servicing rights as compared to the first nine months of 2000 is due to the rapid decline in interest rates during the first nine months of 2001, which triggered the Company's servicing production to prepay at an unprecedented speed even before it could be transferred to the takeout buyers. Net pre-tax servicing margin decreased $10.5 million for the first nine months of 2001, compared to the same period of 2000, primarily due to charges associated with reductions in value of its servicing rights portfolio. Pursuant to the provisions of SFAS No. 133, there were $5.3 million of charges arising from reductions in servicing value that were not offset by appreciation in value of derivatives used to hedge the selected risks during the first nine months of 2001. Furthermore, a $3.5 million charge for impairment under SFAS No. 125 was taken in the third quarter of 2001.

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

Net Interest Expense

         The net interest expense for the first nine months of 2001 and the first nine months of 2000 is composed of benefits from escrow accounts of $4.9 million and $6.1 million, respectively, that are offset by $8.3 million and $9.8 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN THOUSANDS)                                                                    FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  2001               2000
                                                                              -----------         -----------
Underlying unpaid principal balances of agency-eligible mortgage loans
    on which servicing rights were sold during the period                     $ 7,294,392         $ 3,928,087
                                                                              ===========         ===========

Gross proceeds from sales of mortgage servicing rights                        $   198,808         $   110,321
Initial acquisition basis, net of amortization and hedge results                  164,853              92,364
                                                                              -----------         -----------
Unadjusted gain on sale of mortgage servicing rights                          $    33,955         $    17,957
Acquisition basis allocated from mortgage loans,
    net of amortization (SFAS No. 140)                                            (36,284)            (15,745)
                                                                              -----------         -----------
(Loss) gain on sale of mortgage servicing rights                              $    (2,329)        $     2,212
                                                                              ===========         ===========

         (Loss) Gain on sale of mortgage servicing rights decreased $4.5 million to $(2.3) million for the first nine months of 2001 from $2.2 million for the first nine months of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to the rapid decline in interest rates as described previously in the agency-eligible mortgage servicing operations summary.

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

LEASING OPERATIONS

         Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:

($ IN THOUSANDS)                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                             ------------------------
                                                               2001            2000
                                                             --------        --------

Net interest income                                          $  8,405        $  6,763
Other income                                                      932             859
                                                             --------        --------
    Leasing production revenue                                  9,337           7,622
Salary and employee benefits                                    2,355           2,107
Occupancy expense                                                 379             373
Provision expense                                               3,649           2,208
General and administrative expenses                             1,107             948
                                                             --------        --------
    Total lease operating expenses                              7,490           5,636
    Net pre-tax leasing production margin                       1,847           1,986
Servicing fees                                                    274             368
                                                             --------        --------
    Net pre-tax leasing margin                               $  2,121        $  2,354
                                                             ========        ========

Average owned leasing portfolio                              $192,947        $167,278
Average serviced leasing portfolio                              2,062           9,348
                                                             --------        --------
Average managed leasing portfolio                            $195,009        $176,626
                                                             ========        ========

Leasing production revenue to average owned portfolio         645 bps         608 bps
Leasing operating expenses to average owned portfolio         518 bps         449 bps
                                                             --------        --------
Net pre-tax leasing production margin                         127 bps         159 bps
                                                             ========        ========

         The 23% increase in leasing production revenue for the first nine months of 2001 as compared to the first nine months of 2000 is primarily attributable to the 15% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing production margin decreased 32 bps in the first nine months of 2001 as compared to the first nine months of 2000 primarily as a result of the 65% increase in provision expense associated with the overall deterioration of the credit worthiness of small businesses in today's economic environment. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. As previously announced, the Company is currently evaluating strategic alternatives for its leasing subsidiary including the possible sale of Republic Leasing Company.

Net Interest Income

         Net interest income for the first nine months of 2001 was $8.4 million as compared to $6.8 million for the first nine months of 2000. This is equivalent to an annualized net interest margin of 4.20% and 3.86% for the first nine months of 2001 and 2000, respectively, based upon average lease receivables owned of $193.0 million and $167.2 million, respectively, and average debt outstanding of $164.6 and $142.3 million, respectively.

OTHER

         The primary components of the other segment are holding company items which mainly consist of 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel;
3) depreciation on the corporate headquarters and 4) income taxes.

UNUSUAL ITEMS

         During the first nine months of 2001, the agency-eligible production segment benefited from the reversal of $1.3 million of accrued employee benefit expense. This consisted of $0.7 million relating to a one-time benefit due to the Company's self-insured health plan experiencing lower than expected claims and $0.5 million relating to other benefits, both following the reduction in workforce completed in 2000.

         During the first nine months of 2001, the Company accelerated amortization of its mortgage production software and accelerated the depreciation of furniture, fixtures and leasehold improvements for its existing sites in Columbia, SC in anticipation of the migration to a new loan operating system software in the second quarter of 2002 and the Company's forthcoming move to a new and more cost efficient headquarters building in Columbia, SC. The pre-tax impact of the accelerated amortization of software costs and accelerated depreciation of furniture, fixtures and leasehold improvements was $0.8 and $1.1 million, respectively, for the nine months.

         During the first nine months of 2001, the Company wrote-off its $1.5 million investment in Digital Lighthouse Corporation, formerly known as "Etinuum, Inc." and or "Intek, Inc.", an information services company, which filed for bankruptcy in the third quarter of 2001. The Company had held its investment since August of 1996.

         Additionally, during the first nine months of 2001, the Company took charges aggregating $8.7 million related to reductions in the value of its servicing rights portfolio. The Company hedges selected but not all of the risks inherent in its servicing portfolio. Pursuant to the provisions of SFAS No. 133, $5.3 million of the charge arose from reductions in servicing value that were not offset by appreciation in value of derivatives used to hedge the selected risks. The remaining $3.5 million relates to charges taken for impairment under SFAS No.125.

         The impact of the servicing valuation charges and other unusual items for the nine months ended September 30, 2001, are summarized below by financial statement component and business unit:

($ in thousands)                                      AGENCY-ELIGIBLE
                                                  -------------------------
                                                  PRODUCTION      SERVICING         OTHER            TOTAL
                                                  ---------------------------------------------------------
Other expense                                      $    --         $(5,221)        $    --         $ (5,221)
Salary and employee benefits                         1,271              --              --            1,271
Occupancy expense                                   (1,552)           (337)             --           (1,889)
Amortization and provision for impairment
of mortgage servicing rights                            --          (3,500)             --           (3,500)
General and administrative expenses                     --              --          (1,475)          (1,475)
                                                  ---------------------------------------------------------
Net pre-tax effect on continuing operations           (281)         (9,058)         (1,475)         (10,814)
Estimated allocable income tax benefit                 108           3,487             568            4,164
                                                  ---------------------------------------------------------
Net after-tax impact on continuing
operations                                         $  (173)        $(5,571)        $  (907)        $ (6,651)
                                                  =========================================================

         During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company adapted to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the nine month period ended September 30, 2000, the Company began reconsidering its positioning in the market and its corporate, management and leadership structures. As a result, the Company continued its efforts during the current period to reorganize around primary business processes (production/sales, customer fulfillment, servicing and portfolio management) and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net increase in the previously established reorganization reserves of $2.5 million during the nine month period ending September 30, 2000. In connection with the planned reorganization, the Company made certain changes in its senior management team and closed certain regional processing offices.

         Also, during the first nine months of 2000, the Company (1) redesignated a lease of a former operations center as a nonoperating lease, (2) marked down its residual interests in prior subprime securitizations as a result of changes in valuation assumptions due to changing market conditions, (3) marked down its residual interests in prior securitizations, and the associated residual hedges (including hedge amortization expense) as a result of signing a definitive agreement to sell all of the Company's residuals, (4) disposed of its commercial mortgage operation, Laureate Capital Corp., (5) amended its defined benefit pension plan to freeze benefits under the plan, (6) changed the benefits available to employees under its 401(k) plan, (7) realized a gain on the sale of a branch facility, (8) contributed to a fund that will benefit qualified charitable organizations, (9) incurred expenses for consultants assisting management in re-engineering work processes, (10) restructured and closed certain regional processing offices and (11) made changes in the Company's senior management team.

         The net impact of these unusual items in the first nine months of 2000 is summarized below by financial statement component and operating division:

($ in thousands)               AGENCY-ELIGIBLE
                            ----------------------                COMMERCIAL
                            PRODUCTION   SERVICING   SUBPRIME      MORTGAGE      LEASING     OTHER       TOTAL
                            ----------   ---------   --------     ----------     -------     ------     --------
Mark-to-market on
residual interest in
subprime securitizations     $    --       $  --     $ 39,338      $    --       $   --      $  --      $ 39,338
Residual hedge
mark-to-market and
amortization                      --          --        1,077           --           --         --         1,077
Salary and employee
benefits                         307         (45)       1,454           --          (22)       234         1,928
Occupancy expense                171          --           --           --           --         --           171
General and
administrative expenses        1,027          --          796           --           --        741         2,564
Other income                      --          --           --           --           --       (392)         (392)
                             -------       -----     --------      ---------     ------      -----      --------
Net pre-tax effect on
continuing operations          1,505        (45)       42,665           --          (22)       583        44,686
Estimated allocable
income tax                      (563)        17       (15,771)          --            8       (219)      (16,528)
                             -------       ----      --------      ---------     ------      -----      --------
Net after-tax impact on
continuing operations            942        (28)       26,894           --          (14)       364        28,158
Loss on sale of
operating assets of
Laureate Capital Corp.            --         --            --        1,607           --         --         1,607
Operating loss  of
Laureate Capital Corp.            --         --            --          660           --         --           660
                             -------       ----      --------      ---------     ------      -----      --------
Net after-tax impact         $   942       $(28)     $ 26,894      $   2,267     $  (14)     $ 364      $ 30,425
                             =======       ====      ========      =========     ======      =====      ========


RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2001, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

SUMMARY BY OPERATING DIVISION (USING TRADITIONAL PRODUCT GROUPINGS)

         Net income (loss) from continuing operations per common share on a diluted basis for the third quarter of 2001 was $0.39 per share as compared to a loss of ($1.45 per share) for the third quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's operating divisions for the quarters ended September 30, 2001 and 2000, respectively:

                                              AGENCY-ELIGIBLE
FOR THE QUARTER ENDED                -----------------------------------                        TOTAL       OTHER /
SEPTEMBER 30, 2001 (a)               PRODUCTION   SERVICING  REINSURANCE  SUBPRIME   LEASING   SEGMENTS  ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
(Unaudited)   ($ in thousands)
Net interest income (expense)         $  2,739    $ (1,119)     $   1     $  2,788   $ 2,842   $  7,251    $  (257)     $  6,994
Net gain on sale of mortgage loans      26,606          --         --       10,341        --     36,947         --        36,947
Gain on sale of mortgage
  servicing rights                          --         396         --           --        --        396         --           396
Servicing fees                              --       9,127         --           --        87      9,214         --         9,214
Other income (expense)                      14      (2,811)       748           (3)      286     (1,766)         1        (1,765)
                                      ------------------------------------------------------------------------------------------
   Total revenues                       29,359       5,593        749       13,126     3,215     52,042       (256)       51,786
                                      ------------------------------------------------------------------------------------------
Salary and employee benefits             6,711       1,035         --        2,948       819     11,513      1,372        12,885
Occupancy expense                        4,606         323         --          792       127      5,848       (139)        5,709
Amortization and provision for
  impairment of mortgage
  servicing rights                          --       9,523         --           --        --      9,523         --         9,523
Provision expense                        1,223          --         51        2,383     1,732      5,389         --         5,389
General and administrative expenses      2,696       1,640        (52)       1,533       289      6,106      1,686         7,792
                                      ------------------------------------------------------------------------------------------
   Total expenses                       15,236      12,521         (1)       7,656     2,967     38,379      2,919        41,298
                                      ------------------------------------------------------------------------------------------
Income (loss) before income taxes       14,123      (6,928)       750        5,470       248     13,663     (3,175)       10,488
Income tax benefit (expense)            (5,280)      2,590       (264)      (2,102)     (106)    (5,162)     1,156        (4,006)
                                      ------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations                           $  8,843    $ (4,338)     $ 486     $  3,368   $   142   $  8,501    $(2,019)     $  6,482
                                      ==========================================================================================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

                                                      AGENCY-ELIGIBLE
FOR THE QUARTER ENDED                        ------------------------------------                COMMERCIAL                 TOTAL
SEPTEMBER 30, 2000 (A)                       PRODUCTION    SERVICING  REINSURANCE   SUBPRIME      MORTGAGE    LEASING      SEGMENTS
-----------------------------------------------------------------------------------------------------------------------------------
(Unaudited)  ($ in thousands)
Net interest income (expense)                 $    339      $(1,345)     $ (32)     $  3,233      $    --     $ 2,343      $  4,538
Net gain on sale of mortgage loans               4,438           --         --         4,022                       --         8,460
Gain on sale of mortgage servicing rights           --          673         --            --                       --           673
Servicing fees                                      --        8,335         --            --                      136         8,471
Mark-to-market on residual interests in
  subprime securitizations                          --           --          --      (29,892)                      --       (29,892)
Other income (expense)                             102          117         813         (776)                     293           549
                                             --------------------------------------------------------------------------------------
   Total revenues                                4,879        7,780        781       (23,413)          --       2,772        (7,201)
                                             --------------------------------------------------------------------------------------
Salary and employee benefits                     7,737          684        (90)        2,785                      669        11,785
Occupancy expense                                2,961           35         --           686                      127         3,809
Amortization and provision for impairment
  of mortgage servicing rights                      --        6,069         --            --                       --         6,069
Provision expense                                  450           --         --           841                      687         1,978
General and administrative expenses              3,134        1,148         73         2,166                      326         6,847
                                             --------------------------------------------------------------------------------------
   Total expenses                               14,282        7,936        (17)        6,478           --       1,809        30,488
                                             --------------------------------------------------------------------------------------
Income (loss) before income taxes               (9,403)        (156)       798       (29,891)          --         963       (37,689)
Income tax benefit (expense)                     3,472           56       (281)       11,079           --        (378)       13,948
                                             --------------------------------------------------------------------------------------
Income (loss) from continuing operations        (5,931)        (100)       517       (18,812)          --         585       (23,741)
Discontinued operations:
    Loss on sale of operating assets of
      Laureate Capital Corp. (less
      applicable income taxes of $235)                                                                393                       393

Net income (loss)                             $ (5,931)     $  (100)     $ 517      $(18,812)     $   393     $   585      $(23,348)
                                             ======================================================================================

FOR THE QUARTER ENDED                           OTHER /
SEPTEMBER 30, 2000 (A)                       ELIMINATIONS CONSOLIDATED
----------------------------------------------------------------------
(Unaudited)  ($ in thousands)
Net interest income (expense)                  $  (388)     $  4,150
Net gain on sale of mortgage loans                  --         8,460
Gain on sale of mortgage servicing rights           --           673
Servicing fees                                      --         8,471
Mark-to-market on residual interests in
  subprime securitizations                          --       (29,892)
Other income (expense)                             (95)          454
                                               ---------------------
   Total revenues                                 (483)       (7,684)
                                               ---------------------
Salary and employee benefits                     1,647        13,432
Occupancy expense                                 (176)        3,633
Amortization and provision for impairment
  of mortgage servicing rights                      --         6,069
Provision expense                                   --         1,978
General and administrative expenses                511         7,358
                                               ---------------------
   Total expenses                                1,982        32,470
                                               ---------------------
Income (loss) before income taxes               (2,465)      (40,154)
Income tax benefit (expense)                       911        14,859
                                               ---------------------
Income (loss) from continuing operations        (1,554)      (25,295)
Discontinued operations:
    Loss on sale of operating assets of
      Laureate Capital Corp. (less
      applicable income taxes of $235)                           393

Net income (loss)                              $(1,554)     $(24,902)
                                               =====================

(a) Revenues and expenses have been allocated on a direct basis to the extent possible.

Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.

AGENCY-ELIGIBLE MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage production operations.

($ IN THOUSANDS)                                    FOR THE QUARTER
                                                  ENDED SEPTEMBER 30,
                                              --------------------------
                                                 2001            2000
                                              ----------     -----------

Net interest income                           $    2,739     $       339
Net gain on sale of mortgage loans                26,606           4,438
Other income                                          14             102
                                              ----------     -----------
   Total production revenue                       29,359           4,879
                                              ----------     -----------
Salary and employee benefits                       6,711           7,737
Occupancy expense                                  4,606           2,961
Provision expense                                  1,223             450
General and administrative expenses                2,696           3,134
                                              ----------     -----------
   Total production expenses                      15,236          14,282
                                              ----------     -----------
   Net pre-tax production margin              $   14,123     $    (9,403)
                                              ==========     ===========

Production                                    $2,420,602     $ 1,537,692
Pooled production and whole loan sales        $2,515,404     $ 1,457,191

Total production revenue to pool delivery        117 bps          33 bps
Total production expenses to production           63 bps          93 bps
                                              ----------     -----------
   Net pre-tax production margin                  54 bps        (60) bps
                                              ==========     ===========

Summary

         The production revenue to pool delivery ratio increased 84 bps for the third quarter of 2001 as compared to the third quarter of 2000. Net gain on sale of mortgage loans (106 bps for the third quarter of 2001 versus 30 bps for the third quarter of 2000) increased primarily due to an improvement in the competitive environment as a result of reduced mortgage interest rates and the resulting increase in industry-wide loan production volumes. Net interest income increased to 11 bps in the third quarter of 2001 from 2 bps in the third quarter of 2000 primarily as a result of a steepening of the yield curve. The Company earns long-term interest rates on loans held-for-sale and borrows funds based on short-term interest indices. Absent non-recurring items ($1.0 million for 2001 and $1.6 million for 2000), the total production expenses to production ratio for the current quarter declined to 59 bps, a drop of 24 bps compared to 83 bps for the same quarter in 2000. This decline was primarily due to the consolidation of regional loan processing centers during the second half of 2000 and the re-engineering of workflows within those processing centers. Likewise, with higher production volumes, the Company was able to more effectively leverage its fixed expenses. As a consequence of the foregoing, the Company's net agency-eligible pre-tax production margin increased 108 bps, absent non-recurring items, from the third quarter of 2000 to the third quarter of 2001.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's agency-eligible mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and mortgage-backed securities and interest rates paid on interest-bearing sources of funds) for the quarters ended September 30, 2001 and 2000, respectively:

($ IN THOUSANDS)                                                                                                  Variance
    Average Volume           Average Rate                                         Interest                    Attributable to
--------------------------------------------                                 ------------------            -------------------
    2001       2000         2001      2000                                     2001       2000    Variance    Rate      Volume
--------------------------------------------                                 -------------------------------------------------
                                              INTEREST INCOME
                                              Mortgages Held-for-Sale and
 $ 432,911  $ 397,390       7.67%     8.21%     Mortgage-Backed Securities    $8,301   $8,155      $   146   $  (583)    $ 729
--------------------------------------------                                  ------------------------------------------------
                                              INTEREST EXPENSE
   233,907    268,608       3.13%     5.98%   Warehouse Lines*                $1,833   $4,018      $(2,185)  $(1,666)    $(519)

   171,289    121,138       4.36%     6.75%   Gestation Line                   1,868    2,045         (177)   (1,024)      847
   139,548    127,252       5.03%     6.99%   Servicing Secured Line           1,756    2,223         (467)     (682)      215
                                              Facility Fees & Other Charges      587      750         (163)       --      (163)
--------------------------------------------                                  ------------------------------------------------
 $ 544,744  $ 516,998       4.44%     6.99%   Total Interest Expense          $6,044   $9,036      $(2,992)  $(3,371)    $ 379
--------------------------------------------                                  ------------------------------------------------
                                              Net Interest Income Before
                            3.23%     1.22%     Interdivisional Allocations   $2,257   $ (881)     $ 3,138   $ 2,788     $ 350
                        ====================                                  ================================================
                                              Allocation to Agency-Eligible
                                                Servicing Division             1,119    1,345
                                                                              ---------------
                                              Net Interest Income             $3,376   $  464
                                              Intercompany Net Interest
                                              Income (Expense) included in
                                                Segmented
                                                Income Statement                (637)    (125)

                                                                              ---------------
                                              Net Interest Income             $2,739   $  339
                                                                              ===============


* The interest-rate yield on the warehouse lines are net of the benefit of escrow deposits.

         The 201 basis point increase in the interest-rate spread for the agency-eligible segment was primarily a result of a steepening of the yield curve following the short-term rate cuts made by the Federal Reserve at the end of 2000 and during the first nine months of 2001. The Company's mortgages held-for-sale and mortgage-backed securities are generally sold and replaced within 30 to 35 days. Accordingly, the Company generally borrows at rates based upon short-term indices, while its asset yields are primarily based upon long-term mortgage rates.

Net Gain on Sale of Agency-Eligible Mortgage Loans

         A reconciliation of gain on sale of agency-eligible mortgage loans for the periods indicated follows:

($ IN THOUSANDS)                                                      FOR THE QUARTER
                                                                    ENDED SEPTEMBER 30,
                                                                ----------------------------
                                                                   2001              2000
                                                                -----------      -----------

Gross proceeds on sales of mortgage loans                       $ 2,542,661      $ 1,483,913
Initial unadjusted acquisition cost of mortgage loans sold,
    net of hedge results                                          2,529,523        1,487,318
                                                                -----------      -----------
Unadjusted gain (loss) on sale of mortgage loans                     13,138           (3,405)
Loan origination and correspondent program
    administrative fees                                                 806              890
                                                                -----------      -----------
Unadjusted aggregate margin                                          13,944           (2,515)
Acquisition basis allocated to mortgage servicing
    rights (SFAS No. 140)                                            13,899            7,802
Net deferred costs and administrative fees recognized                (1,237)            (849)
                                                                -----------      -----------
Net gain on sale of agency-eligible mortgage loans              $    26,606      $     4,438
                                                                ===========      ===========


         Net gain on sale of agency-eligible mortgage loans increased $22.2 million to $26.6 million for the third quarter of 2001 from $4.4 million for the third quarter of 2000. The increase is primarily due to increases in sales volumes and an improvement in margin on sale. Sales volumes improved as a result of lower interest rates during the third quarter of 2001 compared with the third quarter of 2000. The margin increased as a result of an improvement in the competitive environment.

AGENCY-ELIGIBLE REINSURANCE OPERATIONS

         The Company has a captive insurance company, MG Reinsurance Company (MG Reinsurance). MG Reinsurance is licensed as a property and casualty insurer and operates as a monoline captive insurance company assuming reinsurance for PMI policies on agency-eligible mortgage loans initially purchased or produced by the Company. During the third quarter of both 2001 and 2000, the Company recognized premium and investment income of approximately $0.7 million and $0.8 million, respectively, which has been included as other income in the agency-eligible reinsurance segment.

SUBPRIME MORTGAGE OPERATIONS

         Following is a comparison of the revenues and expenses of the Company's subprime mortgage production operations for the periods indicated:


($ IN THOUSANDS)                                                                FOR THE QUARTER
                                                                              ENDED SEPTEMBER 30,
                                                                        ---------------------------
                                                                           2001            2000
                                                                        ---------         ---------
Net interest income                                                     $   2,788         $   3,233
Net gain on sale of mortgage loans                                         10,341             4,022
Mark-to-Market on residual interests in subprime securitizations                            (29,892)

Other income                                                                   (3)             (776)
                                                                        ---------         ---------
   Total production revenue                                                13,126           (23,413)
                                                                        ---------         ---------
Salary and employee benefits                                                2,948             2,785
Occupancy expense                                                             792               686
Provision expense                                                           2,383               841

General and administrative expenses                                         1,533             2,166
                                                                        ---------         ---------
   Total production expenses                                                7,656             6,478
                                                                        ---------         ---------
   Net pre-tax production margin                                        $   5,470         $ (29,891)
                                                                        =========         =========

Production                                                              $ 417,796         $ 160,637
Whole loan sales                                                        $ 361,546         $ 182,606

Total production revenue to whole loan sales                              363 bps         (1,282)bps
Total production expenses to production                                   183 bps            403 bps
                                                                        ---------         ----------
   Net pre-tax production margin                                          180 bps         (1,685)bps
                                                                        =========         ==========

Summary

         The subprime unit had production of $418 million during the current quarter, an increase of $257 million compared to the same period of 2000. This increase is due primarily to positive market-share increases in existing markets ($191 million) and the purchase of 15 Equicredit branches ($66 million) during the third quarter.

         The third quarter of 2000 results include non-recurring charges of 1) $29.9 million in mark-to-market on residual interests in subprime securitizations; 2) $1.1 million in other income; 3) $0.2 million in salary and employee benefits and 4) $0.8 million in general and administrative expenses. Absent these charges, the subprime unit increased its net pre-tax production margin for the current quarter by 107 bps to 180 bps from an adjusted 73 bps for the same period of 2000. Net gain on sale of mortgage loans for the current quarter increased by $6.3 million compared to the same period of 2000 due primarily to positive variances in both volume of whole-loan sales and margin. Net interest income declined by $0.4 million due primarily to the absence of $1.9 million of interest earned on subprime residuals that were sold in 2000. Adjusted for the residual interest, net interest income would have increased by $1.0 million for the current quarter compared to the same quarter of 2000 due to positive variances in both volume of mortgages held-for-sale and interest spread.

         Absent non-recurring items, the total production expenses to production ratio for the current quarter improved by 158 bps to 183 bps compared to 341 bps for the same quarter of 2000. This improvement was due primarily to the consolidation of regional operating centers and the associated reengineering efforts completed in 2000. Provision expense increased by $1.5 million, which is primarily attributable to the 160% increase in production.

Net Interest Income

         The following table analyzes net interest income allocated to the Company's subprime mortgage production activities in terms of rate and volume variances of the interest spread (the difference between interest rates earned on loans and residual certificates and interest rates paid on interest-bearing sources of funds) for the three months ended September 30, 2001 and 2000, respectively.

($ IN THOUSANDS)                                                                                              Variance
     Average Volume        Average Rate                                      Interest                     Attributable to
---------------------------------------                                -----------------------------------------------------
    2001        2000      2001     2000                                  2001        2000    Variance     Rate       Volume
---------------------------------------                                -----------------------------------------------------
$ 176,290    $ 145,184   10.34%    9.81%   Mortgages Held-for-Sale      $  4,555    $ 3,562  $    993     $   230  $     763
       --       45,322            16.56%   Residual Certificates              --      1,876    (1,876)         --     (1,876)
---------------------------------------                                -----------------------------------------------------
$ 176,290   $  190,507   10.34%   11.42%   Total Interest Income        $  4,555    $ 5,438  $   (883)    $   230  $  (1,113
$ 185,058   $  133,789    5.15%    7.27%   Total Interest Expense       $  2,382    $ 2,430  $    (48)    $  (979) $     931
---------------------------------------                                -----------------------------------------------------
                          5.19%    4.15%   Net Interest Income          $  2,173    $ 3,008  $   (835)   $  1,209  $  (2,044)
                        ===============                                                      ===============================
                                           Intercompany Net Interest
                                           Income included in
                                             Segmented Income
                                             Statement                       615        225
                                                                       --------------------
                                           Net Interest Income         $   2,788   $  3,233
                                                                       ====================

         Net interest income from subprime products decreased $0.4 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. This is primarily due to an absence of $1.9 million in interest income because the Company sold its residual certificates during the fourth quarter of 2000. Net of this amount, net interest income increased by $1.0 million. Interest income on mortgage loans held-for-sale increased by $1.0 million during the third quarter of 2001 from the third quarter of 2000, due primarily to the $31.1 million increase in the average volume of mortgages held-for-sale ($0.8 million) and an improvement of 53 bps in interest earned on mortgages held-for-sale ($0.2 million). Total interest expense declined primarily due to the 212 bps drop in cost of funds ($1.0 million), which was offset by an increase in mortgages held-for-sale ($0.9 million).

Net Gain on Sale of Subprime Mortgage Loans

         The Company sold subprime mortgage loans for cash on a whole loan basis during the third quarters of 2001 and 2000. Whole loans are generally sold without recourse to third parties with the gain or loss being calculated based on the difference between the carrying value of the loans sold and the gross proceeds received from the purchaser less expenses. Generally, no interest in these loans is retained by the Company.

         A reconciliation of the gain on subprime mortgage whole loan sales for the periods indicated follows:

($ IN THOUSANDS)                                                            FOR THE QUARTER
                                                                          ENDED SEPTEMBER 30,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      -------------  -------------
Gross proceeds on whole loan sales of subprime mortgage loans         $ 372,694         $ 189,366
Initial unadjusted acquisition cost of subprime mortgage loans
  sold, net of fees                                                     357,142           182,606
                                                                      ---------         ---------
Unadjusted gain on whole loan sales of subprime mortgage loans           15,552             6,760
Net deferred costs and administrative fees recognized                    (5,211)           (2,738)
                                                                      ---------         ---------
Net gain on sale of subprime mortgage loans                           $  10,341         $   4,022
                                                                      =========         =========


         The net gain on whole loan sales of subprime mortgage loans increased $6.3 million to $10.3 million for the third quarter of 2001 from $4.0 million for the third quarter of 2000. Of this increase, $3.9 million is from a positive increase in volume, $1.2 million is from a positive variance in margin and $1.2 million is from the mix of volume and margin.


Mark-to-Market on Residual Interests in Subprime Securitizations

         Through late 2000, the Company retained residual certificates in connection with the securitization of subprime loans. For both fiscal 2000 and the third quarter of 2001, the Company executed no securitization transactions of subprime loans. For the quarter ended September 30, 2000, the mark-to-market loss on residuals was approximately $29.9 million. In the fourth quarter of 2000, the Company further marked down its residual interests in prior subprime securitizations as a result of signing a definitive agreement to sell all of the residual interests remaining on its balance sheet at September 30, 2000. The Company closed on that sale during the fourth quarter of 2000 and currently has no residuals on the balance sheet.

AGENCY-ELIGIBLE MORTGAGE SERVICING

         Following is a comparison of the revenues and expenses of the Company's agency-eligible mortgage servicing operations:

($ IN THOUSANDS)                                                                  FOR THE QUARTER
                                                                                  ENDED SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                2001                   2000
                                                                            -----------            -----------
Net interest expense                                                        $    (1,119)           $    (1,345)
Loan servicing fees                                                               9,127                  8,335
Other (expense) income                                                           (2,811)                   117
                                                                            -----------            -----------
   Servicing revenues                                                             5,197                  7,107
Salary and employee benefits                                                      1,035                    684
Occupancy expense                                                                   323                     35
Amortization and provision for impairment of mortgage
   servicing rights                                                               9,523                  6,069
General and administrative expenses                                               1,640                  1,148
                                                                            -----------            -----------
   Total loan servicing expenses                                                 12,521                  7,936
   Net pre-tax servicing margin                                                  (7,324)                  (829)
Gain on sale of mortgage servicing rights                                           396                    673
                                                                            -----------            -----------
   Net pre-tax servicing contribution                                       $    (6,928)           $      (156)
                                                                            ===========            ===========
Average servicing portfolio                                                 $ 8,188,416            $ 7,722,359
Servicing sold                                                              $ 2,997,187            $ 1,348,268

Net pre-tax servicing margin to average servicing portfolio                    (36) bps                (4) bps
Gain on sale of servicing to servicing sold                                      1  bps                 5  bps


Summary

     Net pre-tax servicing margin decreased $6.5 million from the third quarter of 2000 to the same period of 2001 primarily due to $6.5 million in charges associated with reductions in value of the servicing rights portfolio. Pursuant to the provisions of SFAS No. 133, $3.0 million of the charges arose from reductions in servicing value that were not offset by appreciation in value of derivatives used to hedge the selected risks. The remaining $3.5 million relates to charges taken for impairment under SFAS No.125. These charges were due primarily to the continued rapid decline in interest rates causing the Company's servicing assets to prepay at unusually high rates.

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

Net Interest Expense

         The net interest expense for the third quarter of 2001 and the third quarter of 2000 is composed of benefits from escrow accounts of $1.1 million and $2.0 million, respectively, that are offset by $2.2 million and $3.3 million, respectively, in interest expense.

Gain on Sale of Mortgage Servicing Rights

         A reconciliation of the components of gain on sale of mortgage servicing rights for the periods indicated follows:

($ IN    THOUSANDS)                                                                            FOR THE QUARTER
                                                                                               ENDED SEPTEMBER 30,
                                                                                     --------------------------------------
                                                                                        2001                        2000
                                                                                     -----------                -----------
Underlying unpaid principal balances of agency-eligible mortgage loans
    on which servicing rights were sold during the period                            $ 2,997,187                $ 1,348,268
                                                                                     ===========                ===========
Gross proceeds from sales of mortgage servicing rights                               $    83,720                $    38,084
Initial acquisition basis, net of amortization and hedge results                          67,618                     31,860
                                                                                     -----------                -----------
Unadjusted gain on sale of mortgage servicing rights                                 $    16,102                $     6,224
Acquisition basis allocated from mortgage loans,
    net of amortization (SFAS No. 140)                                                   (15,706)                    (5,551)
                                                                                     -----------                -----------
Gain on sale of mortgage servicing rights                                            $       396                $       673
                                                                                     ===========                ===========

         Gain on sale of mortgage servicing rights decreased $0.3 million to $0.4 million for the third quarter of 2001 from $0.7 million for the third quarter of 2000. The decrease in the gain on sale of mortgage servicing rights is primarily attributable to the prepayment of loans as a result of lower interest rates in 2001 compared to 2000.

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

LEASING OPERATIONS

     Following is a summary of the revenues and expenses of the Company's small-ticket equipment leasing operations for the periods indicated:


($ IN THOUSANDS)                                                          FOR THE QUARTER
                                                                        ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                    2001                  2000
                                                                  --------             --------
Net interest income                                               $  2,842             $  2,343
Other income                                                           286                  293
                                                                  --------             --------
    Leasing production revenue                                       3,128                2,636
Salary and employee benefits                                           819                  669
Occupancy expense                                                      127                  127
Provision expense                                                    1,732                  687
General and administrative expenses                                    289                  326
                                                                  --------             --------
    Total lease operating expenses                                   2,967                1,809
    Net pre-tax leasing production margin                              161                  827
Servicing fees                                                          87                  136
                                                                  --------             --------
    Net pre-tax leasing margin                                    $    248             $    963
                                                                  --------             --------
Average owned leasing portfolio                                   $193,187             $178,199
Average serviced leasing portfolio                                   1,140                6,445
                                                                  --------             --------
Average managed leasing portfolio                                 $194,327             $184,644
                                                                  ========             ========

Leasing production revenue to average owned portfolio              648 bps              592 bps
Leasing operating expenses to average owned portfolio              614 bps              406 bps
                                                                  --------             --------
Net pre-tax leasing production margin                               34 bps              186 bps
                                                                  ========             ========


         The 19% increase in leasing production revenue for the third quarter of 2001 as compared to the third quarter of 2000 is primarily due to the 8% increase in the average owned leasing portfolio which is due to the policy of retaining originated leases on the balance sheet. The net pre-tax leasing production margin decreased 152 bps in the third quarter of 2001 as compared to the third quarter of 2000 primarily as a result of the 152% increase in provision expense associated with the overall deterioration of the credit worthiness of small businesses in today's economic environment. Substantially all of the Company's lease receivables are acquired from independent brokers who operate throughout the continental United States and referrals from independent banks. As previously announced, the Company is currently evaluating strategic alternatives for its leasing subsidiary, including the possible sale of Republic Leasing.

Net Interest Income

         Net interest income for the third quarter of 2001 was $2.8 million as compared to $2.3 million for the third quarter of 2000. This is equivalent to an annualized net interest margin of 4.48% and 3.75% for the third quarters of 2001 and 2000, respectively, based upon average lease receivables owned of $198.6 million and $178.1 million, respectively, and average debt outstanding of $163.8 and $152.6 million, respectively.

OTHER

         The primary components of the other segment are holding company items which mainly consist of 1) interest expense on the debt on the Company's corporate headquarters; 2) salary and employee benefits of corporate personnel;
3) depreciation on the corporate headquarters and 4) income taxes.

UNUSUAL ITEMS

         During the third quarter of 2001, the Company accelerated amortization of its mortgage production software and accelerated the depreciation of furniture, fixtures and leasehold improvements for its existing sites in Columbia, SC in anticipation of the migration to a new loan operating system software in the second quarter of 2002 and the Company's forthcoming move to a new and more cost efficient headquarters building in Columbia, SC. The pre-tax impact of the accelerated amortization of software costs and accelerated depreciation of furniture, fixtures and leasehold improvements was $0.8 and $1.1 million, respectively for the third quarter.

         During the third quarter of 2001, the agency-eligible production segment benefited from the reversal of over accrued employee benefits ($0.6 million).

         During the third quarter of 2001, the Company wrote-off its $1.5 million investment in Digital Lighthouse Corporation, formerly known as "Etinuum, Inc." also "Intek, Inc.", an information services company, which filed for bankruptcy during the third quarter of 2001. The Company held this investment since August of 1996.

         Additionally, during the third quarter of 2001, the Company took charges aggregating $6.5 million related to reductions in the value of its servicing rights portfolio. The Company hedges selected but not all of the risks inherent in its servicing portfolio. Pursuant to the provisions of SFAS No. 133, $3.0 million of the charge arose from reductions in servicing value that were not offset by appreciation in value of derivatives used to hedge the selected risks. The remaining $3.5 million relates to charges taken for impairment under SFAS No.125.

         The impact of the servicing valuation charges and other unusual items for the quarter ended September 30, 2001 are summarized below by financial statement component and business unit:


($ in thousands)                                                    AGENCY-ELIGIBLE
                                                            -------------------------------
                                                             PRODUCTION          SERVICING              OTHER               TOTAL
                                                            ---------------------------------------------------------------------
Other expense                                                $    --             $(3,002)            $    --             $(3,002)

Salary and employee benefits                                     571                  --                  --                 571

Occupancy expense                                             (1,552)               (337)                 --              (1,889)
Amortization and provision for impairment
of mortgage servicing rights                                      --              (3,500)                 --              (3,500)

General and administrative expenses                               --                  --              (1,475)             (1,475)
                                                             -------             -------             -------             -------
Net pre-tax effect on continuing operations                     (981)             (6,839)             (1,475)             (9,295)

Estimated allocable income tax benefit                           378               2,633                 568               3,579
                                                             -------             -------             -------             -------
Net after-tax impact on continuing operations                $  (603)            $(4,206)            $  (907)            $(5,716)
                                                             =======             =======             =======             =======

         During the fourth quarter of 1999, the Company initiated a workforce reduction. The workforce reduction became necessary as the Company continued to adapt to a smaller overall residential mortgage market and intensely competitive pricing conditions. During the quarter ended September 30, 2000, the Company continued to reconsider its positioning in the market and its corporate, management and leadership structures. As a result, the Company continued its efforts to reorganize around primary business processes (production/sales, customer fulfillment, servicing and portfolio management) and has thus made certain changes in organization at its agency-eligible and subprime units. These changes resulted in a net increase in the previously established reorganization reserves of $1.8 million during the period. In connection with the planned reorganization, the Company made certain changes in its senior management team and closed some regional processing offices.

         During the third quarter of 2000, the Company (1) disposed of its commercial mortgage operation, Laureate Capital Corp., (2) marked down its residual interests in prior securitizations, and the associated residual hedges (including hedge amortization expense) as a result of signing a definitive agreement to sell all of the Company's residuals, (3) incurred expenses for consultants who are assisting management in re-engineering work processes, (4) restructured and closed certain regional processing offices and (5) made changes in the Company's senior management team.

         The net impact of these unusual items in the third quarter of 2000 is summarized below by financial statement component and operating division:

($ in thousands)                              AGENCY-ELIGIBLE
                                           ---------------------               COMMERCIAL
                                           PRODUCTION  SERVICING    SUBPRIME     MORTGAGE      LEASING       OTHER         TOTAL
                                           ---------------------------------------------------------------------------------------
Mark-to-market on
residual interest in
subprime securitizations                   $     --                $ 29,892        $   --       $    --        $   --     $ 29,892
Residual hedge
mark-to-market and amortization                  --                   1,077            --            --            --        1,077
Salary and employee benefits                    551                     203            --            --           213          967
General and administrative expenses           1,027                     796            --            --           289        2,112
                                           --------                --------        ------       -------        ------     --------
Net pre-tax effect on
continuing operations                         1,578                  31,968            --            --           502       34,048
Estimated allocable
income tax                                     (592)                (11,833)           --            --          (188)     (12,613)
                                           --------                --------        ------       -------        ------     --------
Net after-tax impact on
continuing operations                           986                  20,135            --            --           314       21,435

Loss on sale of
operating assets of
Laureate Capital Corp.                           --                      --          (393)           --            --         (393)
Operating profits of
Laureate Capital Corp.                           --                      --            --            --            --           --
                                           --------                --------        ------       -------        ------     --------
Net after-tax impact                       $    986                $ 20,135        $ (393)           --        $  314     $ 21,042
                                           ========                ========        ======       =======        ======     ========

SUPPLEMENTAL RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

SUMMARY BY BUSINESS PROCESS (USING SEGMENTS DEFINED BY BUSINESS PROCESS)

         Net income (loss) from continuing operations per common share on a diluted basis for the first nine months of 2001 was $0.91 per share as compared to ($2.04) per share for the first nine months of 2000. Following is a summary of the revenues and expenses for each of the Company's business process divisions for the nine months ended September 30, 2001:

                                                                                 CUSTOMER
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)                   SALES        FULFILLMENT       PORTFOLIO
------------------------------------------------------------------------------------------------------------
(Unaudited) ($ in thousands)
Net interest income                                               $     --        $     --        $  11,003
Net gain (loss) on sale of mortgage loans                            7,118          (1,054)          96,497
(Loss) on sale of mortgage servicing rights                             --              --           (2,329)
Servicing fees                                                          --              --           24,482
Other income                                                           374               9           (2,666)
                                                                  --------        --------        ---------
   Total revenues                                                    7,492          (1,045)         126,987
                                                                  --------        --------        ---------
Salary and employee benefits                                        15,961          17,441            4,351
Occupancy expense                                                      874           5,646              634
Amortization and provision for impairment
  of mortgage servicing rights                                          --              --           20,065
Provision expense                                                       --              --            7,995
General and administrative expenses                                  2,247           3,493            3,726
                                                                  --------        --------        ---------
   Total expenses                                                   19,082          26,580           36,771
                                                                  --------        --------        ---------
Income (loss) before income taxes                                  (11,590)        (27,625)          90,216
Income tax expense                                                      --              --               --
Income (loss) before transition adjustment, allocations and
   transfer pricing                                                (11,590)        (27,625)          90,216
Transition adjustment - SFAS No. 133                                    --              --               --
                                                                  --------        --------        ---------
Income (loss) before allocations and transfer pricing              (11,590)        (27,625)          90,216
                                                                  --------        --------        ---------
Overhead allocations                                                 3,138           7,791            1,643
                                                                  --------        --------        ---------
Income (loss) before transfer pricing                              (14,728)        (35,416)          88,573
Transfer pricing                                                    23,780          35,774          (69,371)
                                                                  --------        --------        ---------
Net income (expense)                                              $  9,052        $    358        $  19,202
                                                                  --------        --------        ---------


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (A)                                                   (B) OTHER/
(Unaudited) ($ in thousands)                               SERVICING     LEASING  ADMINISTRATION   ELIMINATIONS   CONSOLIDATED
                                                           ---------     -------  --------------   ------------   ------------
Net interest income                                         $     --      $8,405     $ (1,207)     $     --       $  18,201
Net gain (loss) on sale of mortgage loans                       (317)         --          916       (15,649)         87,511
(Loss) on sale of mortgage servicing rights                       --          --           --            --          (2,329)
Servicing fees                                                 1,690         274           --            --          26,446
Other income                                                     400         932          129            --            (822)
                                                            --------      ------     --------      --------       ---------
   Total revenues                                              1,773       9,611         (162)      (15,649)        129,007
                                                            --------      ------     --------      --------       ---------
Salary and employee benefits                                   4,448       2,355       11,394       (17,453)         38,497
Occupancy expense                                              1,520         379        4,746            --          13,799
Amortization and provision for impairment
  of mortgage servicing rights                                    --          --           --            --          20,065
Provision expense                                                 --       3,649           --            --          11,644
General and administrative expenses                            3,664       1,107        5,898           446          20,581
                                                            --------      ------     --------      --------       ---------
   Total expenses                                              9,632       7,490       22,038       (17,007)        104,586
                                                            --------      ------     --------      --------       ---------
Income (loss) before income taxes                             (7,859)      2,121      (22,200)        1,358          24,421
Income tax expense                                                --          --           --        (9,121)         (9,121)
                                                            --------      ------     --------      --------       ---------
Income (loss) before transition adjustment, allocations
 and transfer pricing                                         (7,859)      2,121      (22,200)       (7,763)         15,300
Transition adjustment - SFAS No. 133                              --          --           --          (149)           (149)
                                                            --------      ------     --------      --------       ---------
Income (loss) before allocations and transfer pricing         (7,859)      2,121      (22,200)       (7,912)         15,151
Overhead allocations                                           3,311          --      (15,883)           --              --
Income (loss) before transfer pricing                        (11,170)      2,121       (6,317)       (7,912)         15,151
                                                            --------      ------     --------      --------       ---------
Transfer pricing                                               9,817          --           --            --              --
                                                            --------      ------     --------      --------       ---------
Net income (expense)                                        $ (1,353)     $2,121     $ (6,317)     $ (7,912)      $  15,151
                                                            ========      ======     ========      ========       =========


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(b)      Includes consolidation eliminations, SFAS No. 91 and No. 133

REVENUE AND EXPENSE BY SEGMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         The following table presents the percentage of revenues and expenses contributed on a direct and NVA (transfer pricing basis) by each of the Company's operating segments.



FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
($ in thousands) (unaudited)
REVENUES                                  DIRECT                              NVA
     Sales                              $   7,492                 6%        $ 31,272              24%
     Customer Fulfillment                  (1,045)               -1%          34,729              27%
     Portfolio                            126,987                98%          57,616              45%
     Servicing                              1,773                 1%          11,590               9%
     Leasing                                9,611                 8%           9,611               7%
     Administration                          (162)                0%            (162)              0%
     Other/Eliminations                   (15,649)              -12%         (15,649)            -12%
                                        ---------------------------        -------------------------
     Total revenues                       129,007                            129,007

EXPENSES
     Sales                                 19,082                18%          22,220              21%
     Customer Fulfillment                  26,580                26%          34,371              33%
     Portfolio                             36,771                35%          38,414              37%
     Servicing                              9,632                 9%          12,943              12%
     Leasing                                7,490                 7%           7,490               7%
     Administration                        22,038                21%           6,155               6%
     Other/Eliminations                   (17,007)              -16%         (17,007)            -16%
                                        ---------------------------        -------------------------
     Total expenses                       104,586                           104,586

PRE-TAX INCOME (LOSS)
     Sales                              $ (11,590)              -47%       $   9,052              37%
     Customer Fulfillment                 (27,625)             -113%             358               1%
     Portfolio                             90,216               369%          19,202              79%
     Servicing                             (7,859)              -32%          (1,353)             -6%
     Leasing                                2,121                 9%           2,121               9%
     Administration                       (22,200)              -91%          (6,317)            -26%
     Other/Eliminations                     1,358                 5%           1,358               6%
                                        ---------------------------        -------------------------
     Total pre-tax income (loss)        $  24,421                          $  24,421
                                        =========                          =========

SALES

         The Sales segment includes the sales forces of both the agency-eligible and subprime units. Under the Company's net value added (NVA) accounting, Sales is responsible for establishing and maintaining relationships with correspondents and brokers. The Customer Fulfillment segment processes loans on behalf of Sales, and Portfolio funds the closing or acquisition of the loans. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The transfer pricing between Sales and Portfolio is based on Portfolio's budgeted margin on sale of loans and budgeted expenses per loan times the actual number of loans produced. The following is a summary of Sale's revenues and expenses and key operating statistics for the nine months ended September 30, 2001:

SALES
-------------------------------------------------
($ in thousands except per unit)
(unaudited)
Direct revenues                        $    7,492
Transfer pricing                           23,780
                                       ----------
   Total revenues                          31,272
Direct expenses                            19,082
Overhead expense allocation                 3,138
                                       ----------
   Total expenses                          22,220
                                       ----------
Income                                 $    9,052
                                       ==========

Production                             $8,903,180
Units                                      67,483

Revenue per unit                       $      463
Expense per unit                              329
                                       ----------
Net pre-tax sales margin               $      134
                                       ==========

Bps of revenue per unit                        35
Bps of expense per unit                        25
                                       ----------
Net pre-tax sales margin                       10
                                       ==========

FTEs                                          233
Units per FTE                                 290


Summary

         As presented previously in the revenue and expense by segment report, the Sales segment contributed 6% of direct revenues and 24% of NVA revenues. Sales contributed 18% and 21% of direct expenses and NVA expenses, respectively. The direct revenue of Sales is comprised of net fees less sales incentives. The Sales segment is responsible for the pricing of fees and sales incentives, which are included in gain on sale of mortgage loans as presented in the Company's consolidated statement of operations. As of September 30, 2001, there were 59 and 174 employees related to agency-eligible and subprime sales, respectively.

CUSTOMER FULFILLMENT

         The Customer Fulfillment segment processes, underwrites, closes and performs certain post-closing functions on behalf of Sales. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The following is a summary of Customer Fulfillment's revenues and expenses and key operating statistics for the nine months ended September 30, 2001:

CUSTOMER FULFILLMENT
--------------------------------------------------------------
($ in thousands except per unit)
(unaudited)
Direct revenues                                    $    (1,045)
Transfer pricing                                        35,774
                                                   -----------
   Total revenues                                       34,729
Direct expenses                                         26,580
Overhead expense allocation                              7,791
                                                   -----------
   Total expenses                                       34,371
                                                   -----------
Income (loss)                                      $       358
                                                   ===========

Production                                         $ 8,903,180
Units                                                   67,483

Revenue per unit                                   $       515
Expenses per unit                                          509
                                                   -----------
Net pre-tax customer fulfillment margin            $         6
                                                   ===========

Bps of revenue per unit                                     39
Bps of expense per unit                                     38
                                                   -----------
Net pre-tax customer fulfillment margin                      1
                                                   ===========

FTEs                                                       515
Units per FTE                                              131


Summary

         As presented in the revenue and expense by segment table, the Customer Fulfillment segment contributed (1%) of direct revenues and 27% of NVA revenues. Customer Fulfillment contributed 26% and 33% of direct expenses and NVA expenses, respectively. The Customer Fulfillment segment does not have any actual direct revenues. It is debited with certain acquisition expenses, which are included in gain on sale of mortgage loans in the revenue section of the consolidated statement of operations. As of September 30, 2001, there were 297 and 218 Customer Fulfillment employees related to agency-eligible and subprime, respectively.

PORTFOLIO

         Under the Company's NVA accounting, the Portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Portfolio funds loans on behalf of Sales and sells or securitizes loans for delivery into the secondary market in the form of whole loans, mortgage-backed securities (MBS) and servicing rights. In addition to owning loans, MBSs and servicing rights held-for-sale, Portfolio owns servicing rights held-for-investment. The Servicing segment subservices on behalf of the Portfolio segment. The following is a summary of Portfolio's revenues and expenses and key operating statistics for the nine months ended September 30, 2001:

                                                          SECONDARY           SERVICING            TOTAL
         PORTFOLIO                                        MARKETING            ASSETS            PORTFOLIO
         ---------                                       -----------         -----------         ---------
         ($ in thousands except per unit)
         (unaudited)
         Direct revenues                                 $   113,451         $    13,536         $ 126,987
         Transfer pricing                                    (63,021)             (6,350)          (69,371)
                                                         -----------         -----------         ---------
            Total revenues                                    50,430               7,186            57,616
         Direct expenses                                      14,168              22,603            36,771
         Overhead expense allocation                           1,627                  16             1,643
                                                         -----------         -----------         ---------
            Total expenses                                    15,795              22,619            38,414
                                                         -----------         -----------         ---------
         Income (loss)                                   $    34,635         $   (15,433)        $  19,202
                                                         ===========         ===========         =========

         Production  and  average owned servicing
           portfolio                                     $ 8,903,180         $ 8,255,649
         Production and average owned servicing
           portfolio units                                    67,483              75,808

         Revenue per unit                                $       747         $        95
         Expenses per unit                                       234                 298
                                                         -----------         -----------
         Net pre-tax portfolio margin                    $       513         $      (203)
                                                         ===========         ===========

         Bps of revenue per unit                                  57                  12
         Bps of expense per unit                                  18                  37
                                                         -----------         -----------
         Net pre-tax portfolio margin                             39                 (25)
                                                         ===========         ===========

         FTEs                                                     92                 n/a
         Units per FTE                                           734                 n/a

Summary

         As presented in the revenue and expense by segment table, the Portfolio segment contributed 98% of direct revenues and 45% of NVA revenues.

         The secondary marketing unit contributed 39% of total NVA revenues and 15% of total NVA expenses. The secondary marketing unit is responsible for managing the pipeline and inventory of loans, the liquidity of the Company and selling/securitizing loans for delivery into the secondary markets. Secondary marketing's major direct revenues are net interest income and gain on sale of mortgage loans. Transferred pricing for secondary marketing is calculated using the actual number of loans it "purchases" from Sales times the budgeted margin and budgeted expense per loan. Secondary marketing's direct expenses include the Company's provision expense. The segment's nine month pre-tax income of $34.6 million is primarily attributable to the actual margin exceeding the budgeted margin due to an improved competitive environment during the first nine months of 2001. As of September 30, 2001, there were 92 Portfolio employees.

         The servicing assets unit contributed 2% of total NVA revenues and 22% of total NVA expenses. The servicing assets unit is responsible for the management of the Company's owned servicing portfolio. Its direct revenues are from the gain (loss) on sale of mortgage servicing rights and servicing fees collected. Direct expenses of the servicing assets unit are mainly amortization and impairment expense ($20.1 million of the $22.6 million). The nine month loss of $15.4 million is mainly attributable to the $2.3 million loss on the sale of mortgage servicing rights relating to high pre-payments on servicing held-for-sale that was sold during the first three quarters, the $5.3 million charge related to reductions in servicing values under SFAS No. 133 and a $3.5 million charge taken for impairment under SFAS No. 125.

SERVICING

         The Servicing segment subservices loans on behalf of the Portfolio segment and external subservicing customers. The Servicing segment also assists the Portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification (these functions are referred to as "Portfolio Support"). Servicing charges Portfolio fees for services rendered based upon the number of loans set-up, serviced and transferred during the period. Fees for trailing documentation follow-up services are charged on a per loan basis and are recognized by Servicing using the "Rule of 78th" method over a 12 month period of time, approximating the timing of the services performed. The following is a summary of Servicing's revenues and expenses and key operating statistics for the nine months ended September 30, 2001:


         ($ in thousands except per unit)               SERVICING          PORTFOLIO
         SERVICING                                       FACTORY            SUPPORT             TOTAL
         ---------------------------------------------------------------------------------------------
         (unaudited)
         Direct revenues                               $     1,791        $       (18)        $  1,773
         Transfer pricing                                    7,080              2,737            9,817
                                                       -----------        -----------         --------
            Total revenues                                   8,871              2,719           11,590
         Direct expenses                                     6,555              3,077            9,632
         Overhead expense allocation                         1,781              1,530            3,311
                                                       -----------        -----------         --------
            Total expenses                                   8,336              4,607           12,943
                                                       -----------        -----------         --------
         Income (loss)                                 $       535        $    (1,888)        $ (1,353)

         Average UPB serviced/Production               $10,389,983        $ 8,903,180

         Average units serviced/units produced              92,525             67,483

         Revenue per unit                              $        96        $        40
         Expenses per unit                                      90                 68
                                                       -----------        -----------
         Net pre-tax servicing margin                  $         6        $       (28)

         Bps of revenue per unit                                11                  3
         Bps of expense per unit                                11                  5
                                                       -----------        -----------
         Net pre-tax servicing margin                            0                 (2)

         FTEs                                                  108                 73
         Units per FTE                                         857                924


Summary

         As presented in the revenue and expense by segment table, the Servicing segment contributed 1% of direct revenues and 9% of NVA revenues. Servicing contributed 9% and 12% of direct expenses and NVA expenses, respectively.

         The Servicing Factory, which is responsible for subservicing loans on behalf of the Portfolio segment, contributed 7% of NVA revenues and 8% of NVA expenses. The Servicing Factory's direct revenues are comprised of miscellaneous servicing fees, third party subservicing fees and other ancillary income related to servicing. Servicing Factory had 108 employees as of September 30, 2001.

         Portfolio Support, which aids Secondary Marketing with the transfer of loans and servicing to end investors and obtaining trailing documents, contributed 2% of NVA revenues and 4% of NVA expenses. Portfolio Support had 73 employees as of September 30, 2001.

LEASING OPERATIONS

         See page 37 in the Results of Operations for a discussion of Leasing's operating statistics for the nine months ended September 30, 2001. Leasing is not included in the new NVA accounting methodology, and only direct revenue and expenses are presented.

ADMINISTRATION

         Administration includes all corporate functions and support areas including administrative services, information systems, finance, human resources, legal and internal audit services. Administration's expenses are allocated to Sales, Customer Fulfillment, Portfolio and Servicing based upon budgeted administration expenses divided by budgeted headcount times the actual headcount of those four segments. The following is a summary of Administration revenues and expenses and key operating statistics for the nine months ended September 30, 2001:

         ADMINISTRATION
         ------------------------------------------------
         ($ in thousands except per unit)
         (unaudited)
         Direct revenues                    $      (162)
                                            -----------
            Total revenues                         (162)
         Direct expenses                         22,038
         Overhead expense allocation            (15,883)
                                            -----------
            Total expenses                        6,155
                                            -----------
         (Loss)                             $    (6,317)

         Production                         $ 8,903,180
         Units                                   67,483

         Expenses per unit                           91

         Bps of expense per unit                      7

         FTEs                                       192

Summary

         As described above, the Administration segment is credited or debited with revenues and expenses directly related to corporate and support area functions. These costs are then allocated to the business segments based on headcount. The per headcount rates that are charged to the business segments are set each quarter based on forecasted expenses and headcount. The $6.3 million dollar loss is attributable in part to: 1) the Administrative segment being debited with incentive compensation for the entire company tied to the increase in loan volume and profitability; 2) the Company wrote off its $1.5 million investment in Digital Lighthouse Corporation, an information services company, which filed for bankruptcy in the third quarter and 3) a $1.6 million charge in the third quarter relating to accelerated amortization of its mortgage production software and accelerated depreciation of furniture, fixtures, and leasehold improvements in anticipation of the Company's move to a new headquarters building and new loan operating system.

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


OTHER/ELIMINATION

         Other/Elimination includes the impact of SFAS No. 91 and No. 133, intercompany eliminations, amortization of goodwill, taxes and the transition adjustment due to the implementation of SFAS No. 133.

SUPPLEMENTAL RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2001, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

SUMMARY BY BUSINESS PROCESS (USING SEGMENTS DEFINED BY BUSINESS PROCESS)

         Net income (loss) from continuing operations per common share on a diluted basis for the third quarter of 2001 was $0.39 per share as compared to ($1.45) per share for the third quarter of 2000. Following is a summary of the revenues and expenses for each of the Company's business process divisions for the quarter ended September 30, 2001:


                                                          CUSTOMER                                   ADMINIS- (B)OTHER/ELI- CONSO-
FOR THE QUARTER ENDED SEPTEMBER 30, 2001 (A)     SALES   FULFILLMENT  PORTFOLIO  SERVICING  LEASING   TRATION   MINATIONS   LIDATED
--------------------------------------------    -------  -----------  ---------  ---------  -------  -------- ------------- -------
(Unaudited) ($ in thousands)
Net interest income                             $    --   $     --    $  4,412    $    --    $2,842  $  (260)   $    --    $  6,994
Net gain (loss) on sale of mortgage loans         2,476       (385)     40,495       (139)       --      492     (5,993)     36,946
Gain on sale of mortgage servicing rights            --         --         396         --        --       --         --         396
Servicing fees                                       --         --       8,291        836        87       --         --       9,214
Other income                                         (4)         2      (2,144)        99       286       (3)        --      (1,764)
                                                --------  --------    --------    -------    ------  -------    -------    --------
   Total revenues (expense)                       2,472       (383)     51,450        796     3,215      229     (5,993)     51,786
                                                --------  --------    --------    -------    ------  -------    -------    --------
Salary and employee benefits                      6,223      6,709       1,437      1,600       819    3,344     (7,247)     12,885
Occupancy expense                                   347      2,576         227        508       127    1,924         --       5,709
Amortization and provision for impairment
  of mortgage servicing rights                       --         --       9,523         --        --       --         --       9,523
Provision expense                                    --         --       3,657         --     1,732       --         --       5,389
General and administrative expenses                 817      1,339       1,472        843       289    2,884        148       7,792
                                                --------  --------    --------    -------    ------  -------    -------    --------
   Total expenses                                 7,387     10,624      16,316      2,951     2,967    8,152     (7,099)     41,298
                                                --------  --------    --------    -------    ------  -------    -------    --------
Income (loss) before income taxes                (4,915)   (11,007)     35,134     (2,155)      248   (7,923)     1,106      10,488
Income tax expense                                   --         --          --         --        --       --     (4,006)     (4,006)
Income (loss) before allocations and transfer
  pricing                                        (4,915)   (11,007)     35,134     (2,155)      248   (7,923)    (2,900)      6,482

Overhead allocations                              1,084      2,867         523      1,093        --   (5,567)        --          --
                                                --------  --------    --------    -------    ------  -------    -------    --------
Income (loss) before transfer pricing            (5,999)   (13,874)     34,611     (3,248)      248   (2,356)    (2,900)      6,482

Transfer pricing                                  8,993     12,138     (24,365)     3,234        --       --         --          --
                                                --------  --------    --------    -------    ------  -------    -------    --------
Net income (expense)                            $ 2,994   $ (1,736)   $ 10,246    $   (14)   $  248  $(2,356)   $(2,900)   $  6,482
                                                =======   ========    ========    =======    ======  =======    =======    ========


(a) Revenues and expenses have been allocated on a direct basis to the extent possible. Management believes that these and all other revenues and expenses have been allocated to the respective divisions on a reasonable basis.
(b)      Includes consolidation eliminations, SFAS No. 91 and No. 133

REVENUE AND EXPENSE BY SEGMENT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         The following table presents the percentage of revenues and expenses contributed on a direct and NVA (transfer pricing basis) by each of the Company's operating segments.


         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
         ($ in thousands) (unaudited)
         REVENUES                             DIRECT                             NVA
               Sales                       $  2,472              5%          $ 11,465             22%
               Customer Fulfillment            (383)            -1%            11,755             23%
               Portfolio                     51,450             99%            27,085             52%
               Servicing                        796              2%             4,030              8%
               Leasing                        3,215              6%             3,215              6%
               Administration                   229              1%               229              1%
               Other / Eliminations          (5,993)           -12%            (5,993)           -12%
                                           ------------------------          ------------------------
               Total revenues                51,786                            51,786

          EXPENSES
               Sales                          7,387               18%           8,471              20%
               Customer Fulfillment          10,624               26%          13,491              33%
               Portfolio                     16,316               39%          16,839              41%
               Servicing                      2,951                7%           4,044              10%
               Leasing                        2,967                7%           2,967               7%
               Administration                 8,152               20%           2,585               6%
               Other / Eliminations          (7,099)             -17%          (7,099)            -17%
                                           --------------------------          -----------------------
               Total expenses                41,298                            41,298

          PRE-TAX INCOME (LOSS)
               Sales                       $ (4,915)             -47%         $ 2,994              29%
               Customer Fulfillment         (11,007)            -105%          (1,736)            -17%
               Portfolio                     35,134              335%          10,246              98%
               Servicing                     (2,155)             -20%             (14)              0%
               Leasing                          248                2%             248               2%
               Administration                (7,923)             -76%          (2,356)            -22%
               Other / Eliminations           1,106               11%           1,106              10%
                                           --------------------------          -----------------------
               Total pre-tax income        $ 10,488                           $10,488
                                           ========                           =======


SALES

         The Sales segment includes the sales forces of both the agency-eligible and subprime units. Under the Company's net value added (NVA) accounting, Sales is responsible for establishing and maintaining relationships with correspondents and brokers. The Customer Fulfillment segment processes loans on behalf of Sales, and Portfolio funds the closing or acquisition of the loans. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The transfer pricing between Sales and Portfolio is based on Portfolio's budgeted margin on sale of loans and budgeted expenses per loan times the actual number of loans produced. The following is a summary of Sale's revenues and expenses and key operating statistics for the quarter ended September 30, 2001:

     SALES
     -----------------------------------------------
     ($ in thousands except per unit)
     (unaudited)
     Direct revenues                      $    2,472
     Transfer pricing                          8,993
                                          ----------
        Total revenues                        11,465
     Direct expenses                           7,387
     Overhead expense allocation               1,084
                                          ----------
        Total expenses                         8,471
                                          ----------
     Income                               $    2,994
                                          ==========

     Production                           $2,838,398
     Units                                    22,290

     Revenue per unit                     $      514
     Expenses per unit                           380
                                          ----------
     Net pre-tax sales margin             $      134
                                          ==========

     Bps of revenue per unit                      40
     Bps of expense per unit                      30
                                          ----------
     Net pre-tax sales margin                     10
                                          ==========

     FTEs                                        233
     Units per FTE                                96


Summary

         As presented previously in the revenue and expense by segment report, the Sales segment contributed 5% of direct revenues and 22% of NVA revenues. Sales contributed 18% and 20% of direct expenses and NVA expenses, respectively. The direct revenue of Sales is comprised of net fees less sales incentives. The Sales segment is responsible for the pricing of fees and sales incentives, which are included in gain on sale of mortgage loans as presented in the Company's consolidated statement of income. As of September 30, 2001, there were 59 and 174 employees related to agency-eligible and subprime sales, respectively.

CUSTOMER FULFILLMENT

         The Customer Fulfillment segment processes, underwrites, closes and performs certain post-closing functions on behalf of Sales. Customer Fulfillment charges Sales fees for specific services based upon loan and channel type. The following is a summary of Customer Fulfillment's revenues and expenses and key operating statistics for the quarter ended September 30, 2001:


     CUSTOMER FULFILLMENT
     ------------------------------------------------------------
     ($ in thousands except per unit)
     (unaudited)
     Direct revenues                                  $      (383)
     Transfer pricing                                      12,138
                                                      -----------
        Total revenues                                     11,755
     Direct expenses                                       10,624
     Overhead expense allocation                            2,867
                                                      -----------
        Total expenses                                     13,491
                                                      -----------
     Income (loss)                                    $    (1,736)
                                                      ===========

     Production                                       $ 2,838,398
     Units                                                 22,290

     Revenue per unit                                 $       527
     Expenses per unit                                        605
                                                      -----------
     Net pre-tax customer fulfillment margin          $       (78)
                                                      ===========

     Bps of revenue per unit                                   41
     Bps of expense per unit                                   47
                                                      -----------
     Net pre-tax customer fulfillment margin                   (6)
                                                      ===========

     FTEs                                                     515
     Units per FTE                                             43

Summary

         As presented in the revenue and expense by segment table, the Customer Fulfillment segment contributed (1%) of direct revenues and 23% of NVA revenues. Customer Fulfillment contributed 26% and 33% of direct expenses and NVA expenses, respectively. The Customer Fulfillment segment does not have any actual direct revenues. It is debited with certain acquisition expenses that are classified in gain on sale of mortgage loans in the revenue section of the consolidated statement of operations. As of September 30, 2001, there were 297 and 218 Customer Fulfillment employees related to agency-eligible and subprime, respectively.

PORTFOLIO

         Under the Company's NVA accounting, the Portfolio segment is assumed to own the Company's balance sheet and is responsible for managing the pipeline and inventory of loans, the liquidity of the Company, and the servicing portfolio as well as performance of secondary marketing activities. Portfolio funds loans on behalf of Sales and sells or securitizes loans for delivery into the secondary market in the form of whole loans, mortgage-backed securities (MBS) and servicing rights. In addition to owning loans, MBSs and servicing rights held-for-sale, Portfolio owns servicing rights held-for-investment. The Servicing segment subservices on behalf of the Portfolio segment. The following is a summary of Portfolio's revenues and expenses and key operating statistics for the quarter ended September 30, 2001:


                                                   SECONDARY             SERVICING              TOTAL
PORTFOLIO                                          MARKETING               ASSETS             PORTFOLIO
---------                                         -----------           -----------           ---------
($ in thousands except per unit)
(unaudited)
Direct revenues                                   $    46,791           $     4,659           $ 51,450
Transfer pricing                                      (22,159)               (2,206)           (24,365)
                                                  -----------           -----------           --------
   Total revenues                                      24,632                 2,453             27,085
Direct expenses                                         5,662                10,654             16,316
Overhead expense allocation                               511                    12                523
                                                  -----------           -----------           --------
   Total expenses                                       6,173                10,666             16,839
                                                  -----------           -----------           --------
Income (loss)                                     $    18,459           $    (8,213)          $ 10,246
                                                  ===========           ===========           ========

Production and average owned servicing            $ 2,838,398           $ 8,188,416
portfolio
Production and average owned servicing
portfolio units                                        22,290                74,728

Revenue per unit                                  $     1,105           $        33
Expenses per unit                                         277                   143
                                                  -----------           -----------
Net pre-tax portfolio margin                      $       828           $      (110)
                                                  ===========           ===========

Bps of revenue per unit                                    87                    12
Bps of expense per unit                                    22                    52
                                                  -----------           -----------
Net pre-tax portfolio margin                               65                   (40)
                                                  ===========           ===========
FTEs                                                       92                 n/a
Units per FTE                                             242                 n/a


Summary

         As presented in the revenue and expense by segment table, the Portfolio segment contributed 99% of direct revenues and 52% of NVA revenues.

         The secondary marketing unit contributed 48% of total NVA revenues and 15% of total NVA expenses. The secondary marketing unit is responsible for managing the pipeline and inventory of loans, the liquidity of the Company and selling/securitizing loans for delivery into the secondary markets. Secondary marketing's major direct revenues are net interest income and gain on sale of mortgage loans. Transferred pricing for secondary marketing is calculated using the actual number of loans it "purchases" from Sales times the budgeted margin and budgeted expenses per loan. Secondary marketing's direct expenses include provision expense. The segment's third quarter pre-tax income of $18.5 million is primarily attributable to the actual margin exceeding the budgeted margin due to an improved competitive environment during the third quarter of 2001. As of September 30, 2001, there were 92 Portfolio employees.

         The servicing assets unit contributed 5% of total NVA revenues and 26% of total NVA expenses. The servicing assets unit is responsible for the management of the Company's owned servicing portfolio. Its direct revenues are from the gain (loss) on sale of mortgage servicing rights and servicing fees collected. The direct expenses of the Servicing assets segment are mainly amortization and impairment expense ($9.5 million of the $10.7 million). The third quarter loss of $8.2 million is mainly attributable to the $6.5 million dollar charge related to reductions in the value of its servicing rights portfolio. Pursuant to the provisions of SFAS No. 133, $3.0 million of the charge arose from reductions in servicing value that were not offset by appreciation in value of derivatives used to hedge the selected risks. The remaining $3.5 million relates to charges taken for impairment under SFAS No. 125.

SERVICING

         The Servicing segment subservices loans on behalf of the Portfolio segment and external subservicing customers. The Servicing segment also assists the Portfolio segment in transferring loans and servicing to end investors and obtains trailing documentation necessary for final pool certification (these functions are referred to as "Portfolio Support"). Servicing charges Portfolio fees for services rendered based upon the number of loans set-up, serviced and transferred during the month. Fees for trailing documentation follow-up services are charged on a per loan basis and are recognized by Servicing using the "Rule of 78th" method over a 12 month period of time, approximating the timing of the services performed. The following is a summary of Servicing's revenues and expenses and key operating statistics for the quarter ended September 30, 2001:

($ in thousands except per unit)                SERVICING            PORTFOLIO
SERVICING                                        FACTORY              SUPPORT              TOTAL
-------------------------------                -----------          -----------           -------
(unaudited)
Direct revenues                                $       797          $        (1)          $   796
Transfer pricing                                     2,502                  732             3,234
                                               -----------          -----------           -------
   Total revenues                                    3,299                  731             4,030
Direct expenses                                      1,867                1,084             2,951
Overhead expense allocation                            648                  445             1,093
                                               -----------          -----------           -------
   Total expenses                                    2,515                1,529             4,044
                                               -----------          -----------           -------
Income (loss)                                  $       784          $      (798)          $   (14)
                                               ===========          ===========           =======

Average UPB serviced/Production                $11,565,875          $ 2,838,398
Average units serviced/units produced              100,809               22,290

Revenue per unit                               $        33          $        33
Expenses per unit                                       25                   69
                                               -----------          -----------
Net pre-tax servicing margin                   $         8          $       (36)
                                               ===========          ===========

Bps of revenue per unit                                 11                    2
Bps of expense per unit                                  9                    5
                                               -----------          -----------
Net pre-tax servicing margin                             2                   (3)
                                               ===========          ===========

FTEs                                                   108                   73
Units per FTE                                          933                  305


Summary

         As presented in the revenue and expense by segment table, the Servicing segment contributed 2% of direct revenues and 8% of NVA revenues. Servicing contributed 7% and 10% of direct expenses and NVA expenses, respectively.

         The Servicing Factory, which is responsible for subservicing loans on behalf of the Portfolio silo, contributed 6% of NVA revenues and 6% of NVA expenses. The Servicing Factory's direct revenues are comprised of miscellaneous servicing fees, third party subservicing fees and other ancillary income related to servicing. Servicing Factory had 108 employees as of September 30, 2001.

         Portfolio Support, which aids Secondary Marketing with the transfer of loans and servicing to end investors and obtaining trailing documents, contributed 1% of NVA revenues and 4% of NVA expenses. Portfolio Support had 73 employees as of September 30, 2001.


LEASING OPERATIONS

         See page 50 in the Results of Operations for a discussion of Leasing's operating statistics for the three months ended September 30, 2001. Leasing is not included in the new NVA accounting methodology, and only direct revenue and expenses are presented.

ADMINISTRATION

         Administration includes all corporate functions and support areas including administrative services, information systems, finance, human resources, legal and internal audit services. Administration's expenses are allocated to Sales, Customer Fulfillment, Portfolio and Servicing based upon budgeted administration expenses divided by budgeted headcount times the actual headcount of those four segments. The following is a summary of Administration revenues and expenses and key operating statistics for the quarter ended September 30, 2001:


         ADMINISTRATION
         ---------------------------------------------------
         ($ in thousands except per unit)
         (unaudited)
         Direct revenues                         $       229
                                                 -----------
            Total revenues                               229
         Direct expenses                               8,152
         Overhead expense allocation                  (5,567)
                                                 -----------
            Total expenses                             2,585
                                                 -----------
         Income (loss)                           $    (2,356)

         Production                              $ 2,838,398
         Units                                        22,290

         Expenses per unit                               116

         Bps of expense per unit                           9

         FTEs                                            192


Summary

         As described above, the Administration segment is credited or debited with revenues and expenses directly related to corporate and support area functions. These costs are then allocated to the business segments based on headcount. The per headcount rates that are charged to the business segments are set each quarter based on forecasted expenses and headcount. The $2.4 million loss is attributable in part to: 1) the Administrative segment being debited with incentive compensation for the entire company tied to the increase in loan volume and profitability; 2) the Company wrote off its $1.5 million investment in Digital Lighthouse Corporation, which filed for bankruptcy in the third quarter and 3) a $1.6 million charge for the third quarter relating to accelerated amortization of its mortgage production software and accelerated depreciation of furniture, fixtures, and leasehold improvements in anticipation of the Company's move to a new headquarters building and new loan operating system.

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


OTHER/ELIMINATION

         Other/Elimination includes the impact of SFAS No. 91 and No. 133, intercompany eliminations, amortization of goodwill, taxes and the transition adjustment due to the implementation of SFAS No. 133.

FINANCIAL CONDITION

     The Company experienced a 66% increase in the volume of loans and leases produced to $2.9 billion for the third quarter of 2001 from $1.7 billion in the third quarter of 2000. Loan production for the third quarter of 2001 declined by 15% compared to loan production of $3.4 billion for the second quarter of 2001. The September 30, 2001, locked residential mortgage application pipeline (mortgage loans not yet closed but for which the interest rate has been locked) was approximately $1.0 billion and the application pipeline (mortgage loans for which the interest rate has not yet been locked) was approximately $0.6 billion. This compares to a locked mortgage application pipeline of $0.8 billion and a $0.6 billion application pipeline at June 30, 2001.

     Mortgage loans held-for-sale and mortgage-backed securities totaled $0.6 billion at September 30, 2001 and $0.5 billion at December 31, 2000. The Company's servicing portfolio (exclusive of loans serviced under subservicing agreements) decreased to $7.8 billion at September 30, 2001 from $8.0 billion at December 31, 2000, a decrease of 3%.

     Short-term borrowings, which are the Company's primary source of funds, totaled $0.9 billion at September 30, 2001 and $0.8 billion at December 31, 2000. At September 30, 2001 and December 31, 2000, there were $6.1 million in long-term borrowings. Other liabilities totaled $112.9 million as of September 30, 2001, compared to the December 31, 2000 balance of $91.0 million, an increase of $21.9 million, or 24%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash-flow requirement involves the funding of loan production, which is met primarily through external borrowings. In July 2001, the Company and its wholly owned subsidiaries RBMG, Inc., Meritage Mortgage Corporation, MG Reinsurance Company and RBMG Asset Management Company, Inc. (not including the Company, the Restricted Group), entered into a $321.5 million, as amended, revolving credit agreement provided by a syndicate of unaffiliated banks that expires in July 2002. The credit agreement includes covenants requiring the Restricted Group to maintain (i) a minimum net worth of $150 million, plus 65% of the Restricted Group's positive net income for each quarter commencing with the quarter ending June 30, 2001, plus 90% of capital contributions to the Restricted Group after July 25, 2001, minus restricted payments, (ii) a minimum tangible net worth of $140 million, plus 65% of the Restricted Group's positive net income for each quarter commencing with the quarter ending June 30, 2001, plus 90% of capital contributions to the Restricted Group after July 25, 2001, minus restricted payments, (iii) a ratio of total Restricted Group liabilities to tangible net worth of not more than 8.0 to 1.0, excluding debt incurred pursuant to certain gestation and repurchase financing agreements, (iv) RBMG, Inc.'s eligibility as a servicer of Ginnie Mae, FHA, VA, Fannie Mae and Freddie Mac mortgage loans,
(v) a mortgage servicing rights portfolio with an underlying unpaid principal balance of at least $4 billion and (vi) a ratio of consolidated cash flow to consolidated interest expense (these terms are defined in the loan agreement) of at least 1.25 to 1.00 for any period of two consecutive fiscal quarters (the interest rate coverage ratio). The Company also is required to maintain $10 million of liquidity pursuant to the agreement. The covenants also limit the Company's dividends to 35% of the prior quarter's consolidated net income. Provisions of the agreement also restrict the Restricted Group's ability to engage significantly in any type of business unrelated to the mortgage banking and lending business and the servicing of mortgage loans.

     In July 2001, the Company's subsidiaries, RBMG, Inc. and Meritage Mortgage Corporation, entered into a $75 million warehouse line of credit that expires in July 2002. The credit agreement includes covenants similar to those described above.

     Meritage Mortgage Corporation, RBMG, Inc. and a bank are parties to a master repurchase agreement, pursuant to which Meritage and RBMG, Inc. may deliver eligible subprime mortgage loans in an aggregate principal amount of up to $300 million to the bank. The master repurchase agreement expires in July 2002.

     RBMG, Inc., Meritage Mortgage Corporation and RBMG PFC are party to a $100 million commercial paper conduit facility that expires in April 2002. The facility has covenants similar to those discussed previously.

     The Company has entered into an uncommitted gestation financing arrangement. The interest rate on funds borrowed pursuant to the gestation line is based on a spread over the federal funds rate. The gestation line has a funding limit of $1.2 billion.

     RBMG, Inc. has entered into a $10.0 million unsecured line of credit agreement that expires in September 2002. The interest rate on funds borrowed is based upon the prime rate announced by a major money center bank.

     The Company executed a $6.6 million note in May 1997. This debt is secured by the Company's corporate headquarters. The terms of the related agreement require the Company to make 120 equal monthly principal and interest payments based upon a fixed interest rate of 8.07%. The note contains covenants similar to those previously described.

     The Company and its subsidiaries were in compliance with the various debt covenants in place at September 30, 2001. Although management anticipates continued compliance with current debt covenants, there can be no assurance that the Company and its subsidiaries will be able to comply with the debt covenants of these financing agreements. Failure to comply could result in the loss of the related financing.

    Republic Leasing has a $200 million credit facility to provide financing for its leasing portfolio. The credit agreement matures in December 2001 and contains various covenants regarding characteristics of the collateral and the performance of the leases originated and serviced by Republic Leasing. The credit agreement also requires the Company to maintain a minimum net worth of $60 million and Republic Leasing to maintain a ratio of total liabilities to net worth of no more than 10.0 to 1.0. The Company is currently evaluating strategic alternatives for its leasing subsidiary. Alternatives being considered include the possible sale of Republic Leasing.

     The Company has been repurchasing its stock pursuant to Board authority since March 1998, and, as of September 30, 2001, the Company had remaining authority to repurchase up to $2.1 million of the Company's common stock in either open market transactions or in private or block trades. Decisions regarding the amount and timing of repurchases will be made by management based upon market conditions and other factors. Certain of the Company's financing arrangements contain covenants that prevent the Company from repurchasing its stock at this time. Shares repurchased are maintained in the Company's treasury account and are not retired. At September 30, 2001, there were 7,273,783 shares held in the Company's treasury account at an average cost of $7.23 per share.


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

      Under SFAS No. 133, rate lock commitments given to borrowers, correspondents or brokers are considered to be derivatives. The Company has implemented SFAS No.133 assuming that the value of such derivatives is zero at rate lock date. Commencing January 1, 2001, the Company records on its balance sheet any changes in value from the date of rate lock to the balance sheet date.

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

     The Company hedges the future cash flows from the sale of its inventory of closed loans held-for-sale with mandatory delivery commitments to sell loans. Mandatory delivery commitments are considered to be derivatives under SFAS No. 133 and are to be carried as an asset or liability on the balance sheet. Closed loans are not derivatives and are carried at the lower of cost or market ("LOCOM") on the Company's balance sheet. Under SFAS No. 133, to the extent that the Company establishes statistical correlation between changes in the value of the hedge with changes in the value of the closed loans held-for-sale, it can mark those derivatives to market and record the after tax impact of that in the "Other Comprehensive Income" (OCI) caption in the equity section of the balance sheet. If the LOCOM valuation of closed loans is a net loss, the Company records a charge to earnings. Simultaneously, the Company takes out of OCI a like amount and records it in the income statement as an offset to the LOCOM adjustment.

    The Company hedges the interest rate risk (prepayment risk) inherent in its servicing rights assets with various instruments including interest rate floors, interest rate corridors, interest rate swaps, interest rate swaptions, CPC call options, PO swaps, treasury futures and agency futures contracts. Each of these instruments is considered to be a derivative under SFAS No. 133 and must be marked-to-market, with the value being reported as an asset or a liability in the balance sheet. Under SFAS No.133 and the guidance provided by the DIG, the Company may elect, at its option, hedge accounting treatment for its servicing rights. If changes in the value of the servicing rights and the hedges meet certain correlation criteria, changes in the fair value of the servicing rights may be offset in the income statement by changes in the fair value of the hedging instrument. The Company may elect not to qualify for hedge accounting treatment. Under SFAS No. 133, the hedges must be marked-to-market through the income statement. In contrast, servicing rights are LOCOM assets under GAAP. When values go down, the impact is recorded through the income statement. When values go up, the increase may be recorded in earnings only to the extent of impairment reserves established by previous writedowns of servicing under SFAS No. 125. The election for hedge treatment must be made at the beginning of the accounting period. The Company did not elect hedge accounting treatment related to servicing rights as of January 1, 2001. During May 2001, however, the Company chose to elect hedge accounting treatment for its servicing hedges. Since the time of election, the Company has marked-to-market the hedge instruments resulting in pre-tax charges of $5.3 million. Prior to the election of hedge accounting, the offsetting increase in value of the underlying servicing portfolio could not be recognized.

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


($ IN THOUSANDS)                                     BALANCE SHEET
                                                     -------------                        CUMULATIVE
                                DERIVATIVE   TAX      DERIVATIVE      TAX                  EFFECT OF
                                  ASSETS    ASSET    LIABILITIES   LIABILITY      OCI       CHANGE
                                  ------    -----    -----------   ---------      ---       ------

Rate lock commitments             $1,366    $   --     $    --      $  509     $    --      $   857
Derivatives hedging rate lock
  commitments                        308       663       1,779         115                     (923)
Pairoffs of Derivatives               55        70         187          21                      (83)
Derivatives hedging loans
  held-for-sale                       --     1,703       4,568          --      (2,865)          --
Derivatives swapping variable
  rate debt to fixed rate debt        --       659       1,745          --      (1,086)          --
                                  ------    ------     -------      ------     -------      -------
Total impact                      $1,729    $3,095     $ 8,279      $  645     $(3,951)     $  (149)
                                  ======    ======     =======      ======     =======      =======

     In addition to the cumulative effect adjustment above, SFAS No. 133 resulted in a decrease in net income net of tax of $1.5 million and $1.6 million ($0.09 per share), for the nine months and third quarter, respectively.


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


SUMMARY

     On a combined divisional basis, during the nine months ended September 30, 2001 and 2000, the Company generated approximately $79.1 million and $14.2 million, respectively, of positive funds from continuing operations.

     ($ in thousands)              FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                     ---------------------
                                       2001          2000
                                     -------      --------
     Agency-eligible production      $34,450      $(16,151)
     Agency-eligible servicing         9,562        17,673
     Subprime production              29,092         7,849
     Leasing                           5,986         4,810
                                     -------      --------
                                     $79,090      $ 14,181
                                     =======      ========

    Each of the Company's divisions produced positive operating funds during both periods except for agency-eligible production which produced negative operating funds in the first nine months of 2000. The combined positive operating funds were invested to reduce indebtedness, pay dividends, repurchase stock and purchase fixed assets.


AGENCY-ELIGIBLE PRODUCTION

    Generally, the Company purchases agency-eligible mortgage loans which are resold with the rights to service the loans being retained by the Company. The Company then separately sells a large percentage of the servicing rights so produced. When the loans are sold, current accounting principles require that the Company capitalize the estimated fair value of the retained mortgage servicing rights and subsequently amortize the servicing rights retained to expense. Accordingly, amounts reported as gains on sale of agency-eligible mortgage loans may not represent positive funds flow to the extent that the associated servicing rights are not sold for cash but are instead retained and capitalized. In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's agency-eligible production activities.


($ in thousands)                                         FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Income (loss) before income taxes                         $ 30,689       $(21,276)
Deduct:
     Net gain on sale of mortgage loans, as                (65,862)       (16,255)
reported
Add back:
     Cash gains (losses) on sale of mortgage loans          26,927         (2,654)
     Cash gains on sale of mortgage servicing rights        33,955         17,957
     Depreciation and amortization                           5,919          4,375
     Provision expense                                       2,822          1,702
                                                          --------       --------
                                                          $ 34,450       $(16,151)
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


($ in thousands)                                       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
(Loss) income before income taxes                       $(13,532)      $  1,508
Deduct:
     Net loss (gain) on sale of mortgage servicing
      rights, as reported                                  2,329         (2,212)
Add back:
     Amortization and provision for impairment of
        Mortgage servicing rights                         20,065         18,278
 Depreciation and amortization                               700             99
                                                        --------       --------
                                                        $  9,562       $ 17,673
                                                        ========       ========


SUBPRIME PRODUCTION

     Generally, the Company purchases subprime loans through a wholesale broker network. The Company then sells or securitizes the loans so produced. Existing accounting principles require that at the time loans are securitized, the Company capitalize the estimated fair value of future cash flows to be received in connection with retention by the Company of a residual interest in the securitized loans. Accordingly, amounts reported as gains on sale of subprime mortgage loans may not represent cash gains to the extent that associated residual interests are retained and capitalized. In the first nine months of 2001 and 2000, the Company sold all of its loans to the cash markets. In this context, the table below reconciles the major elements of pre-tax operating funds flow of the Company's subprime mortgage production activities.

($ in thousands)                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------

Income (loss) before income taxes                                 $ 10,432       $(37,667)
Deduct:
     Net gain on sale of subprime loans, as reported               (21,649)       (10,201)
     Accretion income on residuals                                      --         (5,634)
Add back:
     Cash gains on sale of whole subprime loans                     34,285         17,094
     Cash received from investments in residual certificates            --          1,922
     Depreciation and amortization
         of goodwill and intangibles                                 1,016          1,246
     Provision expense                                               5,008          1,751
     Mark-to-market on residuals                                        --         39,338
                                                                  --------       --------
                                                                  $ 29,092       $  7,849
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


($ in thousands)                        FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                            -------------------
                                              2001         2000
                                            ------       ------
Income before income taxes                  $2,121       $2,354
Add back:
     Depreciation and amortization of
       goodwill and intangibles                216          248
     Provision expense                       3,649        2,208
                                            ------       ------
                                            $5,986       $4,810
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


                           PART II. OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     -(a) A list of exhibits filed with this Form 10-Q, along with the exhibit index can be found on pages A to I following the signature page.

     - (b) On September 14, 2001, the Company filed a report on Form 8-K reporting under Item 5 the purchase of certain assets from Nations Credit Financial Services Corporation ("EquiCredit"), a wholly owned subsidiary of Bank of America Corporation, by Meritage Mortgage Corporation ("Meritage"), a wholly owned subsidiary of the Company. The assets purchased included fixed assets of 15 of EquiCredit's offices and a service center in Jacksonville, Florida.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RESOURCE BANCSHARES MORTGAGE GROUP, INC.
                                    -------------------------------------------
                                                  (Registrant)


                                    /s/ Steven F. Herbert
                                    -------------------------------------------
                                    Steven F. Herbert
                                    Corporate Chief Financial Executive

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

4.1            Specimen Certificate of Registrant's Common Stock incorporated by          *
               reference to Exhibit 4.1 of the Registrant's Registration No.
               33-53980

4.2            Rights Plan dated as of February 6, 1998 between the Registrant            *
               and First Chicago Trust Company of New York incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-A filed on
               February 8, 1998

4.3            Note Agreement between the Registrant and UNUM Life Insurance              *
               Company of America dated May 16, 1997 incorporated by reference to Exhibit 10.45 of the Registrant's Quarterly Report on Form
               10-Q for the period ended June 30, 1997

10.1           (A) Outside Directors' Stock Option Plan (as amended through               *
               March 19, 2001) incorporated by reference to Exhibit 10.32 of the
               Registrant's Annual Report on Form 10-K for the period ended
               December 31, 2000

               (B) Amendment to the Outside Directors' Stock Option Plan adopted          *
               May 2, 2001 incorporated by reference to Exhibit 10.1(B) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               June 30, 2001

10.2           Stock Option Agreement between the Registrant and Lee E. Shelton           *
               incorporated by reference to Exhibit 10.8 (B) of the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1993

10.3           Director Deferred Compensation Plan dated June 2000 incorporated           *
               by reference to Exhibit 10.57 of the Registrant's Quarterly
               Report on Form 10-Q for the period ended June 30, 2000

10.4           Outside Director Life Insurance Plan dated June 2000 incorporated          *
               by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000


                                       A

EXHIBITS       DESCRIPTION                                                              PAGE


10.5           (A) Change of Control Agreement by and between Resource                    *
               Bancshares Mortgage Group, Inc. and Steven F. Herbert, dated as of July 27, 2000, incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000

               (B) Amendment to Change of Control Agreement between Steven F.             *
               Herbert and the Company dated May 2, 2001 incorporated by
               reference to Exhibit 10.5(B) of the Registrant's Quarterly Report
               on Form 10-Q for the period ended June 30, 2001

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

               (C) Amendment to Change of Control Agreement between Harold                *
               Lewis, Jr. and the Company dated May 2, 2001 incorporated by reference to Exhibit 10.6(C) of the Registrant's Quarterly Report
               of Form 10-Q for the period ended June 30, 2001

10.7           (A) Change of Control Agreement dated November 8, 2000 by and              *
               between Resource Bancshares Mortgage Group, Inc. and William M.
               Ross incorporated by reference to Exhibit 10.7 (A) of the
               Registrant's Annual Report on Form 10-K for the period ended
               December 31, 2000

               (B) Employment Agreement dated November 1, 2000 between Resource           *
               Bancshares Mortgage Group and William M. Ross incorporated by reference to Exhibit 10.7 (B) of the Registrant's Annual Report
               on Form 10-K for the period ended December 31, 2000

               (C) Amendment to Change of Control Agreement between William M.            *
               Ross and the Company dated May 2, 2001 incorporated by reference to Exhibit 10.7(C) of the Registrant's Quarterly Report of Form
               10-Q for the period ended June 30, 2001

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

EXHIBITS       DESCRIPTION                                                              PAGE


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

10.10          MSC Stock Option Agreement between Resource Bancshares Mortgage            *
               Group, Inc. and Stuart M. Cable dated February 2, 2000
               incorporated by reference to Exhibit 10.56 of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2000

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

10.12          (A) Pension Restoration Plan incorporated by reference to Exhibit          *
               10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

               (B) Resolution of Board of Directors freezing additional accruals          *
               under the Pension Restoration Plan effective May 31, 2000
               incorporated by reference to Exhibit 10.20 (B) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               June 30, 2000

10.13          (A) Stock Investment Plan incorporated by reference to Exhibit             *
               4.1 of the Registrant's Registration No. 33-87536


                                       C

EXHIBITS       DESCRIPTION                                                              PAGE

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

               (B) Employment Agreement between Resource Bancshares Mortgage              *
               Group, Inc. and Douglas K. Freeman dated as of January 10, 2000 incorporated by reference to Exhibit 10.23 (C) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               March 31, 2000

               (C) Incentive Stock Option Agreement pursuant to Resource
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated January 10, 2000 incorporated by reference to Exhibit 10.14 (c) of the Registrant's Quarterly Report on Form 10-Q for the period ended
               March 31, 2001

               (D) Incentive Stock Option Agreement under the Resource                    *
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated February 1, 2001
               incorporated by reference to Exhibit 10.14 (d) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               March 31, 2001

               (E) Incentive Stock Option Agreement under the Resource                    *
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated June 25, 2001
               incorporated by reference to Exhibit 10.14(E) of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001

               (F) Incentive Stock Option Agreement under the Resource                    *
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated June 25, 2001
               incorporated by reference to Exhibit 10.14(F) of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001

               (G) Incentive Stock Option Agreement under the Resource                    *
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated June 25, 2001
               incorporated by reference to Exhibit 10.14(G) of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001


                                       D

EXHIBITS       DESCRIPTION                                                              PAGE

               (H) Incentive Stock Option Agreement under the Resource                    *
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated June 25, 2001
               incorporated by reference to Exhibit 10.14(H) of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001

               (I) Incentive Stock Option Agreement under the Resource                    *
               Bancshares Mortgage Group, Inc. Omnibus Stock Award Plan between the Company and Douglas K. Freeman dated June 25, 2001
               incorporated by reference to Exhibit 10.14(I) of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001

               (J) Amendment to Change of Control Agreement between Douglas K.            *
               Freeman and the Company dated May 2, 2001 incorporated by
               reference to Exhibit 10.14(J) of the Registrant's Quarterly
               Report on Form 10-Q for the period ended June 30, 2001

               (K) Amendment to employment agreement between Douglas K. Freeman           *
               and the Company dated June 25, 2001 incorporated by reference to
               Exhibit 10.14(K) of the Registrant's Quarterly Report on Form
               10-Q for the period ended June 30, 2001

10.15          (A) Employee Stock Ownership Plan incorporated by reference                *
               to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K
               for the year ended December 31, 1994

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

               (E) Resolutions of the Board of Directors suspending                       *
               contributions to the Employee Stock Ownership Plan and directing officers to take steps to terminate the Employee Stock Ownership
               Plan incorporated by reference to Exhibit 10.15(E) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               June 30, 2001

10.16          (A) ESOP Loan and Security Agreement dated January 12, 1995                *
               between the Registrant and The Resource Bancshares Mortgage
               Group, Inc. Employee Stock Ownership Trust incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1995


                                       E

EXHIBITS       DESCRIPTION                                                              PAGE

               (B) ESOP Loan and Security Agreement dated May 3, 1996, between            *
               the Registrant and The Resource Bancshares Mortgage Group, Inc.
               Employee Stock Ownership Trust incorporated by reference to
               Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1996

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

               (B) ESOP Notes dated March 8, 1999, April 26, 1999, July 1, 1999           *
               and October 1, 1999 between the Registrant and The Resource
               Bancshares Mortgage Group, Inc. Employee Stock Ownership Trust
               incorporated by reference to Exhibit 10.30 (B) of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999

10.18          (A) Formula Stock Option Plan incorporated by reference to                 *
               Exhibit 10.36 of the Registrant's Quarterly Report on Form 10-Q
               for the period ended September 30, 1995

               (B) Amendment to Resource Bancshares Mortgage Group, Inc. Formula          *
               Stock Option Plan and Non-Qualified Stock Option Plan
               incorporated by reference to Exhibit 10.42 of the Registrant's
               Quarterly Report on Form 10-Q for the period ended March 31, 1997

               (C) First Amendment to the Formula Stock Option Plan incorporated          *
               by reference to Exhibit 99.8 of the Registrant's Registration No.
               333-29245 as filed on December 1, 1997

               (D) Second Amendment to Resource Bancshares Mortgage Group, Inc.           *
               Formula Stock Option Plan dated October 28, 1998 incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1998

               (E) Third Amendment to Resource Bancshares Mortgage Group, Inc.            *
               Formula Stock Option Plan by incorporated by reference to Exhibit
               10.32(D) of the Registrant's Quarterly Report on Form 10-Q for
               the period ended September 30, 2000

10.19          Form of Indemnity Agreement by and between Resource Bancshares             *
               Mortgage Group, Inc. and Directors and/or Officers of the
               Corporation incorporated by reference to Exhibit 10.33 of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               September 30, 2000


                                       F

EXHIBITS       DESCRIPTION                                                              PAGE

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

               (C) Second Amendment to Resource Bancshares Mortgage Group, Inc.           *
               Omnibus Stock Award Plan dated October 29, 1998 incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1998

               (D) Third Amendment to Omnibus Stock Award Plan incorporated by            *
               reference to Exhibit 10.20 (D) of the Registrant's Annual Report
               on Form 10-K for the period ended December 31, 2000

               (E) Fourth Amendment to Omnibus Stock Award Plan adopted May 2,            *
               2001 incorporated by reference to Exhibit 10.20(E) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               June 30, 2001

10.21          (A) Form of Incentive Stock Option Agreement (Omnibus Stock Award          *
               Plan) incorporated by reference to Exhibit 10.40 of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               March 31, 1997

               (B) Form of Incentive Stock Option Agreement (Omnibus Stock Award          *
               Plan) effective June 2000 (officer vesting provisions)
               incorporated by reference to Exhibit 10.38 (B) of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               June 30, 2000

               (C) Form of Incentive Stock Option Agreement (Omnibus Stock Award          *
               Plan) effective June 2000 ($16 vesting provisions) incorporated by reference to Exhibit 10.38 (C) of the Registrant's Quarterly
               Report on Form 10-Q for the period ended June 30, 2000

               (D) Form of Incentive Stock Option Agreement (Omnibus Stock Award          *
               Plan) effective June 2001 ($21 vesting provisions) incorporated by reference to Exhibit 10.21(D) of the Registrant's Quarterly
               Report on Form 10-Q for the period ended June 30, 2001

10.22          (A) Resource Bancshares Mortgage Group, Inc. Non-Qualified Stock           *
               Option Plan dated September 1, 1996 incorporated by reference to
               Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1996

               (B) Form of Non-Qualified Stock Option Agreement (Non-Qualified            *
               Stock Option Plan), incorporated by reference to Exhibit 10.41 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997


                                       G

EXHIBITS       DESCRIPTION                                                              PAGE

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

               (F) Agreement and Release Form of Non-Qualified Stock Option               *
               Agreement incorporated by reference to Exhibit 10.41 of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               March 31, 1998

10.23          (A) Amended and Restated Retirement Savings Plan dated April 1,            *
               1996 incorporated by reference to Exhibit 10.34 of the
               Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1996

               (B) First Amendment to Amended and Restated Retirement Savings             *
               Plan dated as of November 8, 1996 incorporated by reference to
               Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for
               the year ended December 31, 1996

               (C) Second Amendment to Amended and Restated Retirement Savings            *
               Plan dated January 1997, incorporated by reference to Exhibit
               10.38 of the Registrant's Quarterly Report on Form 10-Q for the
               period ended March 31, 1997

               (D) Third Amendment to Amended and Restated Retirement Savings             *
               Plan dated May 31, 2000 incorporated by reference to Exhibit
               10.47 (B) of the Registrant's Quarterly Report on Form 10-Q for
               the period ended June 30, 2000

10.24          (A) Agreement of Merger dated April 18, 1997 between Resource              *
               Bancshares Mortgage Group, Inc., RBC Merger Sub, Inc. and
               Resource Bancshares Corporation incorporated by reference to
               Annex A of the Registrant's Registration No. 333-29245

               (B) First Amendment to Agreement of Merger dated April 18, 1997            *
               between Resource Bancshares Mortgage Group, Inc., RBC Merger Sub,
               Inc. and Resource Bancshares Corporation incorporated by
               reference to Exhibit 10.42 of the Registrant's Quarterly Report
               on Form 10-Q for the period ended September 30, 1997


                                       H

EXHIBITS       DESCRIPTION                                                              PAGE

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

               (B) Amendment to Mutual Release and Settlement Agreement between           *
               Registrant, Lee E. Shelton and Constance P. Shelton dated January
               31, 1997 incorporated by reference to Exhibit 10.48 of the
               Registrant's Quarterly Report on Form 10-Q for the period ended
               September 30, 1997

10.26          Preferred Provider Organization Plan for Retired Executives                *
               incorporated by reference to Exhibit 10.43 of the Registrant's
               Quarterly Report on Form 10-Q for the period ended September 30,
               1998

10.27          Resource Bancshares Mortgage Group, Inc. Flexible Benefits Plan            *
               Amended and Restated as of January 1, 1998 incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1998

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

               (B) Voluntary Employees' Beneficiary Association Plan for the              *
               Employees of Resource Bancshares Mortgage Group, Inc.
               incorporated by reference to Exhibit 10.54 of the Registrant's
               Quarterly Report on Form 10-Q for the period ended March 31, 2000

10.30          MSC Stock Option Agreement between Resource Bancshares Mortgage            *
               Group, Inc. and Boyd M. Guttery dated February 2, 2000
               incorporated by reference to Exhibit 10.55 of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2000

10.31          MSC Stock Option Agreement between Resource Bancshares Mortgage            *
               Group, Inc. and Stuart M. Cable dated February 2, 2000
               incorporated by reference to Exhibit 10.56 of the Registrant's
               Quarterly Report on Form 10-Q for the period ended June 30, 2000

11.1           Statement re: Computation of Net Income per Common Share                 ______


* Incorporated by reference


                                       I